Form 10-K
period 2020-12-31
Angion Biomedica Corp.
filed 2021-03-30
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-04321
ANGION BIOMEDICA CORP
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Charles Lindbergh Boulevard, Uniondale, New York	11553
(Address of Principal Executive Offices)	(Zip Code)
(415) 655-4899
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	ANGN	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant did not have a public float because there was no established public market for the registrant’s common stock.
The number of shares of the issuer’s common stock outstanding as of March 30, 2021, was 29,484,490.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the potential benefits, activity, effectiveness and safety of our product candidates;
•the success and timing of our preclinical studies and clinical trials, including the timing and availability of data from such clinical trials;
•the primary endpoints to be utilized in our clinical trials;
•our and our collaborators' ability to obtain and maintain regulatory approval of ANG-3777 and any other product candidates we may develop, and the labeling under any approval we may obtain;
•the scope, progress, expansion, and costs of developing and commercializing our product candidates;
•our dependence on existing and future collaborators for commercializing product candidates in the collaboration;
•our receipt and timing of any milestone payments or royalties under any existing or future research collaboration and license agreements or arrangements;
•the potential effects of the COVID-19 pandemic on our business and operations, results of operations and financial performance;
•the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•our expectations regarding our expenses and revenue, the sufficiency of our cash resources, and needs for additional financing;
•regulatory developments in the United States and other countries;
•the rate and degree of market acceptance of any future products;
•the implementation of our business model and strategic plans for our business and product candidates, including additional indications for which we may pursue;
•our expectations regarding competition;
•our anticipated growth strategies;
•the performance of third-party manufacturers;
•our ability to establish and maintain development partnerships;
•our expectations regarding federal, state, and foreign regulatory requirements;
•our ability to obtain and maintain intellectual property protection for our product candidates;
•the successful development for our sales and marketing capabilities;
•the hiring and retention of key scientific or management personnel; and
•the anticipated trends and challenges in our business and the market in which we operate.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners

Part I
Item 1. Business
Overview
We are a late-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our lead product candidate, ANG-3777, is a hepatocyte growth factor (HGF) mimetic that we are currently evaluating in multiple acute organ injuries and related indications, including acute kidney injury (AKI) and injuries to other major organs, such as the lungs, central nervous system (CNS) and heart. Within AKI, we are currently evaluating ANG-3777's ability to improve kidney function and reduce the severity of transplant-associated AKI, also known as delayed graft function (DGF), in patients at risk for kidney dysfunction, as well as for the treatment of AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). We are also evaluating ANG-3777 for indications within acute lung injury (ALI), with our primary focus on acute respiratory distress syndrome (ARDS), as well as acute CNS injuries. We are advancing multiple programs for the treatment of fibrotic diseases, leading with ANG-3070, a tyrosine kinase inhibitor (TKI), and our inhibitor of rho kinase 2 (ROCK2). We also continue to develop other preclinical product candidates, including our CYP11B2 (aldosterone synthase) inhibitors, which we are investigating for the purpose of targeting aldosterone-related fibrotic diseases.
Our pipeline of product candidates has been developed internally and is the result of over 20 years of in-house research by a team that has made seminal contributions to the understanding of HGF and fibrotic pathways. Our pipeline of product candidates, programs and anticipated milestones are reflected in the chart below:

In November 2020, we entered into a license agreement (the Vifor License) with Vifor International, Ltd. (Vifor Pharma), granting Vifor Pharma global rights (excluding Greater China) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of AKI, and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, we are entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in upfront cash that we received in November 2020, and a $30 million equity investment, $5 million of which we received in January 2021 and $25 million of which we received upon the consummation of a concurrent private placement contingent contemporaneously with the closing of our Initial Public offering (IPO). We are also eligible to receive post-approval milestones of up to approximately $260 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. The first United States market-related sales milestone we are eligible for is a $100 million milestone payable upon $300 million in net United States annual sales. Under the

Vifor License, we are responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI.
ANG-3777, an HGF Mimetic
Our lead product candidate, ANG-3777, has the potential to be a first-in-class small molecule designed to mimic the biological activity of HGF. HGF activates the c-Met receptor, which triggers a cascade of pathways with a central role in tissue repair and organ recovery that has been well established. We believe that when an acute organ injury occurs, effective organ self-repair is hindered by a naturally-occurring mismatch in timing of peak levels of HGF concentration relative to c-Met expression, an issue that could be addressed by augmenting the activity of HGF with our HGF mimetic during the time of maximal c-Met expression. ANG-3777 has demonstrated several similarities to HGF, including c-Met dependence and selective c-Met receptor activation, without acting on other growth factor receptors. In addition, it has a substantially longer half-life than native or recombinant HGF. As a result, we believe ANG-3777 has several advantages that could enable it to address multiple forms of organ injury and related indications, including those with significant patient populations and for which no approved therapies currently exist.
The potential advantages of ANG-3777 include:
▪Enhanced key natural repair pathway—ANG-3777 is an HGF mimetic that selectively activates the HGF/c-Met pathway, an early and essential pathway in acute organ injury repair. By initiating the HGF/c-Met cascade, ANG-3777 triggers downstream activation of multiple processes that we believe both attenuate further organ injury and promote organ repair.
▪Expanded treatment window—Our studies have shown that treatment with ANG-3777 can be successfully administered up to 48 hours after injury, increasing the viable window for intervention and significantly expanding the addressable patient population.
▪Favorable adverse event profile—In our Phase 2 clinical trial for DGF, the overall incidence of adverse events and serious adverse events was similar between the treatment and placebo arms, no serious adverse event was attributed to ANG-3777 by investigators and no patient on treatment withdrew because of a serious adverse event.
▪Ease of administration—ANG-3777 has demonstrated a half-life of approximately three hours compared to a half-life of less than five minutes for native or recombinant HGF. Due to its longer half-life, ANG-3777 can be administered once daily intravenously (IV).
▪Reduced pharmacoeconomic burden—Acute organ injury results in substantial costs to the healthcare system. A therapy that effectively attenuates organ injury could significantly reduce this economic burden by decreasing short-term costs, including increased hospital days and re-admissions, as well as long-term costs, including costs associated with outpatient dialysis and other outpatient services.
ANG-3777 for DGF. We have completed enrollment in a Phase 3 registration trial of ANG-3777 to improve kidney function and reduce the severity of DGF following deceased-donor kidney transplantation in patients showing evidence of early kidney dysfunction. DGF is a severe form of AKI resulting from ischemia-reperfusion injury (caused by oxygen deprivation and reintroduction) following kidney transplantation and defined as the need for dialysis within seven days following transplantation. In the United States and Europe, over 30,000 of the kidney transplant procedures performed annually use deceased-donor kidneys, and nearly one-third of these transplant recipients, or more than 10,000 patients per year, are diagnosed with DGF. DGF has a very high clinical and economic burden, and there are no approved therapies. In our Phase 2 clinical trial for DGF, ANG-3777 achieved a clinically meaningful improvement in its primary endpoint measuring production of 1,200 cubic centimeters (cc) of urine as compared to placebo, though such results were not statistically significant (p=0.09). In addition, ANG-3777 demonstrated clinically meaningful improvements as compared to placebo on a key secondary endpoint, mean serum creatinine, and in a post hoc analysis showed statistically significant (p=0.039) increases as compared to placebo in estimated glomerular filtration rate (eGFR) at 12 months, which is the planned primary endpoint in our Phase 3 registration trial. The overall incidence of adverse events was similar between the treatment and placebo arms of the Phase 2 clinical trial, and there were no treatment-related serious adverse events or treatment-related discontinuations. We expect to report topline data from our Phase 3 registration trial of ANG-3777 by the end of 2021. If the trial is successful, and subject to discussions with the FDA, we expect to file an NDA with the FDA for DGF in 2022. Pursuant to the Vifor License, Vifor Pharma holds global exclusive rights to commercialize ANG-3777 for this indication, except in Greater China, where we have licensed development and commercialization rights exclusively to Sinovant Sciences HK Limited (Sinovant and the Sinovant License).

ANG-3777 for CSA-AKI. We are currently conducting a Phase 2 clinical trial to investigate ANG-3777 in patients at risk for developing CSA-AKI. This indication is a frequent complication of cardiac surgery, with approximately 150,000 cases per year in the United States and Europe, or nearly one-third of the approximately 450,000 coronary bypass and valve replacement surgeries performed annually in the United States and Europe. There are no approved therapies to address CSA-AKI, which is associated with both high mortality and significant economic burden. The planned primary endpoint for our Phase 2 clinical trial is the increase in serum creatinine above baseline and an additional important endpoint is the occurrence of Major Adverse Kidney Events at 90 days (MAKE 90), which has previously been accepted by the FDA as an approvable endpoint in this indication. We expect to report topline data from our Phase 2 clinical trial in the second half of 2021. If our Phase 2 clinical trial demonstrates sufficient evidence of efficacy, we expect to initiate a Phase 3 registration trial in CSA-AKI in the first quarter of 2022, subject to discussions with the FDA. Pursuant to the Vifor License, Vifor Pharma holds global exclusive rights to commercialize ANG-3777 for this indication, except in Greater China, where we have licensed development and commercialization rights exclusively to Sinovant.
ANG-3777 for ALI. We are also investigating the use of ANG-3777 for indications within ALI, with our primary focus on ARDS, a severe form of ALI that is characterized by the sudden onset of pulmonary edema, inflammatory cell infiltration and impaired oxygenation. In order to evaluate ANG-3777's potential to treat this form of ALI, we initiated a proof-of-concept Phase 2 clinical trial in Brazil to investigate ANG-3777 for the reduction of severity and progression of ALI in patients with Coronavirus disease 2019 (COVID-19) associated pneumonia who are at high risk of progressing to ARDS. COVID-19 is a respiratory tract infection caused by a newly emergent coronavirus, SARS-CoV-2. In severe cases, COVID-19 is often complicated by pneumonia, ARDS and multi-organ failure, including AKI, neurological injuries and cardiac injuries. As a result, we believe this study, if successful, could demonstrate the benefits of ANG-3777 for the treatment of ARDS. Studies have shown that the incidence of ARDS is between 150,000 and 200,000 cases per year in the United States, resulting in between 40,000 and 80,000 deaths per year. We completed enrollment in this trial in March 2021, expect to report topline data from this Phase 2 trial in the first half of 2021 and plan to initiate a Phase 2 clinical trial in an ARDS indication in 2022. We hold global rights to develop, manufacture and commercialize ANG-3777 for this indication, subject to certain limitations under the Vifor License and except in Greater China, where we have licensed development and commercialization rights exclusively to Sinovant.
ANG-3777 for CNS. The role of the HGF/c-Met pathway has been extensively studied in CNS injuries such as acute spinal cord injury and cerebral ischemia, or stroke. A similar HGF/c-Met timing mismatch to the one observed in acute kidney injury is also present in CNS injuries, and both we and independent researchers have demonstrated via in vivo studies that administration of ANG-3777 or exogenous HGF can reduce the severity of and enhance the recovery from acute injuries to the brain and spinal cord. Based on these preclinical findings, we believe ANG-3777 could be beneficial in treating patients with acute spinal cord injury, traumatic brain injury and stroke. We are planning to submit an investigational new drug (IND) application for an acute CNS indication in 2021 and initiate a Phase 2 clinical trial of ANG-3777 in 2022. We hold global rights to develop, manufacture and commercialize ANG-3777 for this indication, subject to certain limitations under the Vifor License and except in Greater China, where we have licensed development and commercialization rights exclusively to Sinovant.
Our Programs for the Treatment of Fibrotic Diseases
ANG-3070 for Fibrotic Diseases. Our second product candidate, ANG-3070, is a highly selective, orally-bioavailable small molecule TKI we are developing as a potential treatment for fibrotic diseases. ANG-3070 is the result of our extensive in-house research of key fibrotic pathways impacted by tyrosine kinases, the intersecting nodes between these pathways and the correlation of genomic and proteomic signatures for different types of fibrosis. This approach enabled us to design ANG-3070 with potentially improved specificity and receptor-binding affinity, relative to currently approved TKIs, in order to deliver promising activity in fibrotic pathways while limiting off-target inhibition. ANG-3070 has demonstrated target engagement as an anti-fibrotic agent in a variety of animal models and has shown in vitro the ability to inhibit pro-inflammatory tyrosine kinases at exposures achievable by oral administration. We are also currently evaluating ANG-3070 in a Phase 1 healthy-volunteer trial in Australia, and we expect to report topline data from this trial in the first half of 2021. We believe the preliminary safety and pharmacokinetic data from our Phase 1 trial support the initiation of a Phase 2 clinical trial. Subject to the final results from this trial and discussions with the FDA, we plan to advance ANG-3070 into Phase 2 clinical development in 2021, and we are considering indications, such as primary proteinuric renal diseases and potentially non-proteinuric renal diseases at high risk of progression. We hold global rights to ANG-3070.

ROCK2 Inhibitor for Fibrotic Diseases. Our third product candidate is a potent selective ROCK2 inhibitor that has demonstrated much higher affinity for ROCK2 versus ROCK1. Rho kinase (ROCK) signal transduction pathways are implicated in the development of fibrosis. Inhibition of the ROCK isoforms, ROCK1 and ROCK2, has shown promise in fibrosis; however, ROCK1 inhibition has been associated with inducing hypotension (low blood pressure). Recent scientific work using specific genetic or pharmacological reduction of ROCK2 indicates ROCK2 inhibition by itself can result in anti-fibrotic activity without causing hypotension. These findings informed our strategy to develop a ROCK2-specific inhibitor, with the goal of minimizing ROCK1 inhibition, as a potential treatment for fibrosis and other diseases. We believe this approach could translate into a product candidate with enhanced tolerability that may support long-term systemic use in chronic diseases. We expect the first indication for our ROCK2 inhibitor to be a chronic fibrotic indication such as chronic kidney disease (CKD), idiopathic pulmonary fibrosis (IPF) or nonalcoholic steatohepatitis (NASH). We expect to select a lead compound from our ROCK2 inhibitor program and initiate IND-enabling studies in 2021. We hold global rights to our ROCK2 inhibitor program.
CYP11B2 Inhibitors. We are developing proprietary CYP11B2 (aldosterone synthase) inhibitors, which we are investigating for the purpose of targeting aldosterone-related diseases, including resistant hypertension, congestive heart failure and kidney fibrosis. We expect to select a lead compound from our CYP11B2 inhibitor program and initiate IND-enabling studies for the program in 2021. We hold global rights to our CYP11B2 inhibitor program.
Commercialization
If ANG-3777 is approved for DGF and/or CSA-AKI, we expect that it will be commercialized by Vifor Pharma pursuant to the Vifor License in the United States, Europe and other markets (excluding Greater China). Within Greater China, Sinovant is responsible for the development and, if approved, commercialization of ANG-3777 for all indications. There are approximately 250 institutions performing 23,000 kidney transplants in the United States annually, with the top 150 institutions accounting for over 85% of all kidney transplants each year. Vifor Pharma has an extensive commercial infrastructure addressing the renal market within and outside the United States, including distribution, contracting, medical affairs and sales functions. As a result, we believe Vifor Pharma is well positioned to successfully address these market opportunities by leveraging its strong existing relationships within the nephrology community. The Vifor License has a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%.
Management
Our pipeline and company strategy were originated and are supported by a management team with extensive experience and expertise in clinical research and development, business development and commercialization. Our founder and current Executive Chairman and Chief Scientific Officer, Itzhak Goldberg, M.D., F.A.C.R., has made seminal contributions to the understanding of HGF and fibrotic pathways. Our Chief Executive Officer, Jay Venkatesan, M.D., was the founder and CEO of Alpine BioSciences (acquired by Cascadian Therapeutics, which was subsequently acquired by Seagen), was a key investor in Mavupharma Inc. (acquired by AbbVie) and is a former portfolio manager of Ayer Capital and director of Brookside Capital Partners (the hedge fund group affiliated with Bain Capital). Our Chief Medical Officer, John F. Neylan, M.D., has held leadership roles at Keryx Biopharmaceuticals and Genzyme Corporation. These individuals and other members of our senior management team have contributed to the clinical development, registration and/or commercialization of over fifty approved drug products.
Company History
We were founded in 1998 by Dr. Goldberg. From our incorporation through 2014, our efforts were primarily focused on researching a number of pathways related to serious organ diseases and applying our medicinal chemistry expertise towards creating potential therapeutics to address the unmet medical needs of patients. Since 2014, we have significantly expanded our operations, with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical programs and accelerating our other development programs.
Since inception through December 31, 2020, we have received investments and have been awarded grants totaling over $182.9 million. Prior to 2014, our operations were funded primarily through the receipt of U.S. government grants and contracts, including peer-reviewed, competitive grants and contracts from the National Institutes of Health (NIH) and the National Science Foundation (NSF) under the Small Business Innovation Research (SBIR) program and from the Department of Defense (DOD). From our inception through December 31,

2020, we received approximately $68.8 million from U.S. government grants and contracts and have raised aggregate net proceeds of $114.1 million through the issuance and sale of our debt and equity securities.
Our corporate operations are based in San Francisco, California, our clinical development and regulatory teams are primarily located in Boston, Massachusetts, and our discovery and research programs are based in Uniondale, New York.
Our Strategy
We are focused on discovering, developing and commercializing novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. The key tenets of our business strategy are to:
▪Complete pivotal development and obtain regulatory approval of ANG-3777 for DGF. We believe ANG-3777 has the potential to become the first approved therapy for DGF. We have recently completed enrollment in a Phase 3 registration trial of ANG-3777 to improve kidney function and reduce the severity of DGF following kidney transplantation in patients showing evidence of early kidney dysfunction, and we expect to report topline data from this trial by the end of 2021. Prior to our current trial, we completed a Phase 2 randomized, double blind, placebo-controlled clinical trial designed to evaluate the efficacy and safety of ANG-3777 for improving kidney function in patients undergoing kidney transplantation who showed signs of kidney injury and were considered to be at high risk of DGF. As part of this trial, we demonstrated improved short- and long-term graft function, with no evidence of increased adverse events attributable to ANG-3777 as compared with patients in the placebo arm. If our Phase 3 registration trial of ANG-3777 for DGF is successful, we expect to file an NDA with the FDA for DGF in 2022, subject to discussions with the FDA. ANG-3777 has received both Orphan Drug and Fast Track designations from the FDA for DGF.
▪Advance ANG-3777 through clinical proof of concept for the treatment of CSA-AKI and ALI, and advance additional indications through development. Given the HGF/c-Met pathway's role in organ repair in several types of acute organ injuries, we intend to investigate ANG-3777 for several related indications. In particular, based on its novel mechanism of action, we believe ANG-3777 has the potential to be used, if approved, as a therapy for up to approximately one-third of patients in the United States undergoing cardiac surgery involving cardiopulmonary bypass. As a result, we are currently enrolling patients in a Phase 2 randomized, multi-center, double-blind, placebo-controlled clinical trial of ANG-3777 for CSA-AKI. We expect to report topline data from this trial in the second half of 2021. In addition, we are evaluating ANG-3777's potential to treat ARDS in a proof-of-concept Phase 2 clinical trial in Brazil of ANG-3777 for the reduction of severity and progression of ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS. We completed enrollment in this trial in March 2021 and expect to report topline data from this Phase 2 trial in the first half of 2021. Furthermore, we continue to evaluate other possible development options in other common causes of ARDS, including other forms of viral infection, sepsis, smoke-inhalation or chemical insult trauma. We also intend to evaluate the use of ANG-3777 in other forms of acute organ injury, including the CNS and heart. By leveraging our growing safety and efficacy datasets, we believe we may be able to rapidly advance ANG-3777 into clinical proof-of-concept trials for these follow-on indications, which could enable us to address significantly larger patient populations and maximize the commercial potential of ANG-3777 more quickly.
▪Advance development of ANG-3070 for the treatment of fibrosis. Our understanding of the pathogenesis of fibrosis enabled us to develop molecules precisely targeting key fibrotic pathways, with the goal of delivering treatment to patients with disease driven by these pathways. Our first clinical-stage fibrosis product candidate, ANG-3070, is precisely engineered to selectively inhibit what we believe are key pathways associated with fibrotic diseases while limiting off-target activity. We believe preliminary safety and pharmacokinetic data from our Phase 1 healthy-volunteer trial of ANG-3070 in Australia support the initiation of a Phase 2 clinical trial. Subject to final results from this trial and discussions with the FDA, we plan to advance ANG-3070 into a Phase 2 clinical trial in 2021 in the United States, and we are considering indications such as primary proteinuric renal diseases and potentially non-proteinuric renal diseases at high risk of progression.

▪Advance development of our earlier-stage programs addressing fibrotic diseases. Our ROCK2 inhibitor is designed to be a potent and highly selective inhibitor of ROCK2, with minimal inhibition of ROCK1, which we believe could translate into a therapeutic with enhanced tolerability that may support chronic use. We expect to select a lead compound from our ROCK2 inhibitor program and initiate IND-enabling studies in 2021. We are also developing proprietary CYP11B2 inhibitors for the purpose of targeting aldosterone-related fibrotic diseases. We expect to select a lead compound from our CYP11B2 program and initiate IND-enabling studies for the program in 2021.
▪Independently commercialize any approved products in indications and geographies where we believe we can maximize value and pursue other options to realize the full potential of our pipeline. We have a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies. Our license agreement with Vifor Pharma for the commercialization of ANG-3777 for Renal Indications is a product of our strategy.
Our Pipeline
Our research and development activities are primarily focused on discovering and investigating small molecules to prevent, treat or mitigate life-threatening acute organ injuries and fibrotic diseases. We have internally developed a pipeline of product candidates designed to either amplify existing protective, reparative and regenerative systems or to suppress pathways responsible for initiating and promoting fibrotic disease. Due to the link between organ injury and progressive organ fibrosis, our research efforts have spanned the continuum from acute organ injury, such as AKI and ALI, to approaches intended to slow or halt the progression of organ fibrosis.
Our pipeline of product candidates, programs and anticipated milestones are reflected in the chart below:
ANG-3777, Our Lead Product Candidate
Our lead product candidate, ANG-3777, is potentially a first-in-class hepatocyte growth factor (HGF) mimetic. We engineered ANG-3777 to mimic the biological activity of HGF in activating critical pathways in the body's natural organ repair process following an acute organ injury. As a result, we believe ANG-3777 has the potential to be used in multiple acute organ injury indications, including AKI as well as injuries to other major organs, including the lungs, CNS and heart. We have completed enrollment in a Phase 3 registration trial of ANG-3777 to improve kidney function and reduce the severity of transplant-associated acute kidney injury, also known as DGF, following kidney transplantation in patients showing evidence of early kidney dysfunction. We previously completed a Phase 2 clinical trial in which ANG-3777 demonstrated improved short- and long-term graft function as compared with placebo. We are currently conducting Phase 2 clinical trial of ANG-3777 for acute kidney injury associated with CSA-AKI and have completed enrollment in a Phase 2 clinical trial of patients with ALI resulting from COVID-19 associated pneumonia at high risk of progressing to ARDS. We expect to report topline data from our Phase 3 DGF registration trial by the end of 2021, our Phase 2 clinical trial for CSA-AKI in the second half of 2021 and our Phase 2 ALI trial in the first half of 2021. If our Phase 3 registration trial for DGF is successful, and subject to discussions with the FDA, we expect to file an NDA with the FDA for DGF in 2022. If our proof-of-concept Phase 2 clinical trial in CSA-AKI demonstrates sufficient evidence of efficacy of ANG-3777, we plan to initiate a Phase 3 registration trial in this indication in the first quarter of 2022, subject to discussions with the FDA. If we achieve proof of concept in our Phase 2 clinical trial for ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS, we plan to initiate a Phase 2 clinical trial in an ARDS indication in 2022. ANG-3777 has received both Orphan Drug and Fast Track designations from the FDA for DGF.
The Role of the HGF/c-Met Pathway in Acute Organ Injury
Acute organ injury involves the rapid deterioration of organ function and viability. It is caused by several factors including: ischemia, or oxygen deprivation of the organ; reperfusion injury caused by the formation of free radicals when oxygen flow returns to an oxygen-starved organ; large changes in blood pressure, such as those occurring during cardiac arrest or resulting from vascular instability in sepsis; hemodynamic shear stress; toxic injuries, such as those caused by venoms, toxins and drugs; and traumatic injuries, such as blunt trauma or burns. Ischemia-reperfusion injury commonly occurs in connection with organ transplantation as well as cardiac surgery. Regardless of the cause, all of these injuries trigger the immediate activation of repair pathways, which help to restore function and facilitate recovery of the injured organ. We believe the most important repair pathway triggered in response to an acute organ injury is the HGF/c-Met pathway.
When an organ is injured, the body releases stored HGF into the blood. HGF then travels to the site of the injury and binds to the promoter region of the c-Met receptor gene on cells in that location to upregulate its expression, which expression is mediated in part by AP-1, a transcriptional factor responsive to cytokines, bacterial and viral infections, and other cell stress signals. HGF also binds to c-Met receptors expressed on the surface of cells in the injured organ, causing dimerization of the c-Met receptors and activation of downstream pathways. HGF is the only ligand known to bind to c-Met and cause its activation. The binding of HGF to c-Met triggers a series of downstream signaling pathways responsible for preventing apoptosis (cell death), stimulating cell proliferation, promoting angiogenesis (formation of new blood vessels), improving cellular motility, and remodeling the extracellular matrix, all in order to restore normal structure and function to the injured organ.
In the illustrative diagram below, some of the essential proteins in transducing and amplifying the c-Met signal are shown, along with a representative set of actions that these proteins are responsible for inducing. For instance, the adaptor proteins Grb2, SHC and Gab1, among others, are responsible for recruiting downstream signaling proteins including the following (and some of their respective actions):
▪Ras-Raf-MEK-ERK/MAPK: increase in mRNA translation, promote angiogenesis, stimulate cell proliferation, prevent apoptosis and promote tubulogenesis (restoring normal tissue architecture);
▪PI3K: increase cell motility, promote tubulogenesis, prevent apoptosis and induce cellular differentiation;
▪AKT/mTOR: prevent apoptosis, increase metabolism, increase cell motility, promote angiogenesis and transcription regulation;
▪Stat-3: stimulate cell proliferation, prevent apoptosis and induce cellular differentiation; and
▪FAK: alter cellular adhesion, increase cell motility and promote angiogenesis.
HGF/c-Met also downregulates the pro-fibrotic cytokine, TGF-b (transforming growth factor beta) to prevent the organ from entering the progressive cycle of fibrosis (growth inhibition, extracellular matrix deposition and cell death). These interactions are influenced by the cellular environment in which these pathways are activated. For example, in the setting of ischemia-reperfusion injury, c-Met transcription is upregulated by HGF as well as by hypoxia-inducible factor (HIF-1), which itself is activated during tissue ischemia. Through these mechanisms, HGF/c-Met signaling is amplified, thereby initiating the cascade of organ repair.

The Importance of the HGF/c-Met Pathway in Acute Organ Injury
As shown in the following figure, HGF is released into circulation and reaches peak concentration levels approximately two hours after acute organ injury (the solid blue line). However, the c-Met receptor is synthesized more slowly (dashed orange line) and peaks approximately 24 hours following the injury, resulting in insufficient levels of HGF available relative to the peak expression levels of c-Met on the cell surface.

The Mismatch of HGF and c-Met Following Acute Kidney Injury

c-Met
HGF
At 24 hours, c-Met maximally expresses, but there is a significant mismatch between the peak levels of HGF and c-Met
Plasma HGF (ng/mL)
20
15
10
5
Relative Kidney c-Met
150
100
50
0
At injury
2 hrs
6 hrs
24 hrs
48 hrs
Time After Injury

Clinical studies of therapeutic interventions for acute organ injuries have shown that preventing, treating or reversing acute organ injury is very challenging. Most approaches have focused primarily on blocking various pro-inflammatory or pro-fibrotic pathways. These trials have generally failed to yield approved therapies, which we believe is due to the narrow therapeutic window necessitated by the need to inhibit these pathways prior to propagation of the inflammatory signal cascade, the multiple pathways involved in acute organ injury and the difficulty in defining when acute organ injury is beginning.
HGF has shown modest early effects on injury pathways, but the dominant effects of c-Met agonism by HGF are primarily seen in the recovery and repair pathways, which are not meaningfully activated until at least six hours after acute organ injury and are maximally activated over a few days following acute organ injury. The short half-life of native or recombinant HGF protein (less than five minutes) limits the use of exogenous HGF to address the mismatch between HGF release and c-Met expression during this window. As a result, we believe a molecule that mimics the effects of HGF, but with a substantially longer half-life, has the potential to provide a more robust recovery from acute organ injury in both the short- and long-term.
Our Solution: ANG-3777, an HGF Mimetic
Our lead product candidate, ANG-3777, is a small molecule designed to mimic the biological activity of HGF, thereby activating the c-Met cascade of pathways involved in tissue repair and organ recovery. ANG-3777 has demonstrated several similarities to HGF, including c-Met dependence and selective c-Met receptor activation, without acting on other growth factor receptors. In addition, it has a substantially longer half-life than HGF. As a result, we believe ANG-3777 has the potential to be a first-in-class therapeutic with a unique approach to addressing acute organ injury. The following are the potential advantages and key properties of ANG-3777:
▪Enhanced key natural repair pathway—ANG-3777 is an HGF mimetic that selectively activates the HGF/c-Met pathway, an early and essential pathway in acute organ injury repair in multiple organs that results from multiple causes of injury (including mechanical, thermal, chemical and ischemic causes). Therefore, we believe that ANG-3777 may have additional treatment potential in multifactorial or complex organ injuries beyond our initial indications. By initiating the HGF/c-Met cascade, ANG-3777 triggers downstream activation of multiple processes that we believe both attenuate further organ injury and promote organ repair.
▪Expanded treatment window—Our studies have shown that treatment with ANG-3777 can be successfully administered up to 48 hours from the time of injury, increasing the viable window for intervention. In many instances of acute organ injuries, including those resulting from thrombosis (stroke or acute MI), trauma, and transplantation, the injury occurs many hours before treatment can be administered. Therefore, a therapy that does not require prophylactic or administration concurrent with the injury could significantly expand the addressable patient population.
▪Favorable adverse event profile—In our Phase 2 clinical trial for DGF, the overall incidence of adverse events and serious adverse events was similar between the treatment and placebo arms, no serious adverse event was attributed to ANG-3777 by investigators and no patient on treatment withdrew because of a serious adverse event.
▪Ease of administration—ANG-3777 has demonstrated a half-life of approximately three hours compared to a half-life of less than five minutes for native or recombinant HGF. Due to its longer half-life, ANG-3777 can be administered once daily intravenously.
▪Reduced pharmacoeconomic burden—Acute organ injury results in substantial costs to the healthcare system. A therapy that effectively attenuates organ injury could significantly reduce this economic burden by decreasing short-term costs, including increased hospital days and re-admissions, as well as long-term costs, including costs associated with outpatient dialysis and other outpatient services.
The HGF/c-Met pathway is responsible for organ repair in several types of acute organ injuries and, in preclinical in vivo models, ANG-3777 has demonstrated its potential to play a role in the repair process in numerous examples of acute organ injury, including kidney, lung, CNS and heart-related injuries. In the United States, there are approximately eight million patients diagnosed with acute organ injury annually. AKI is the most prevalent acute organ injury, with the number of hospitalized cases in the United States estimated to be four million annually. Other common acute organ injuries include injuries to the heart and the lung, of which there are approximately two million and 280,000 cases in the United States on an annual basis, respectively.
Our initial focus for the development of ANG-3777 is on two forms of AKI, in ALI, and in certain acute CNS injuries. Assuming successful outcomes in our clinical trials in our initial indications, we believe this could substantially enhance the addressable market.
Acute Kidney Injury
Acute kidney injury is a major health issue and is defined as an abrupt (within 48 hours) reduction in kidney function based on an elevation in serum creatinine level, a reduction in urine output, the need for renal replacement therapy or a combination of these factors. AKI is caused by a variety of factors, including ischemia (lack of oxygen), reperfusion (reintroduction of oxygen), drug and toxin exposures, sepsis, major trauma and/or hemorrhage, among others. There are no approved treatments for AKI, and the management of AKI involves supportive efforts including fluid management, avoidance of nephrotoxic medications and contrast media exposure and correction of electrolyte imbalances. It has been estimated that hospital-based AKI results in greater than $5.4 billion in annual excess costs to hospitals in the United States.
AKI is a common complication in cardiac surgery and major non-cardiac surgery and is associated with a significant increase in morbidity and mortality. Moreover, postoperative AKI is associated with long-term negative outcomes including chronic kidney disease and late mortality.
Within AKI, we have chosen to initially investigate ANG-3777's potential to improve kidney function and reduce the severity of transplant-associated acute kidney injury, also known as delayed graft function, following kidney transplantation in patients showing evidence of early kidney dysfunction, as well as its potential to treat acute kidney injury associated with cardiac surgery involving cardiopulmonary bypass.
Statistical Significance
In the description of our product candidate programs, clinical trials and preclinical studies below, 'n' represents the number of subjects in a particular group and 'p' or 'p-values' represent the probability that the therapeutic intervention is not better than the comparator arm but achieved a difference due to chance. A p-value £ 0.05 is a commonly used criterion for statistical significance in registration trials and is generally considered supportive of a finding of efficacy by regulatory authorities.
ANG-3777 for the Reduction in Severity of Delayed Graft Function
Overview: Kidney Transplantation and Delayed Graft Function
Delayed graft function (DGF) is a severe form of AKI resulting from ischemia-reperfusion injury following kidney transplantation. It is distinct from transplant rejection, which is an immunologic condition, and is most commonly seen in recipients of deceased donor kidneys, in part due to the longer periods of warm ischemia (ischemia occurring at body temperature) and cold ischemia (ischemia occurring during kidney preservation and transport) typical for deceased-donor kidney transplants. DGF is most commonly defined as the need for dialysis (the extracorporeal removal of waste products from the blood when the kidneys are in a state of failure) within seven days following transplantation.
One of the challenges with DGF stems from the timing of the injury to the kidney, which can occur before the transplantation surgery. For example, in donors who die suddenly (cardiac death) or who have brain death, the kidney injury occurs when blood flow to the kidney is reduced or stopped, which occurs at or before the time of organ recovery. From that point, the lack of oxygen and nutrients continues to damage the donor kidney until the point at which it is successfully implanted into a recipient, which often takes place between 12 and 24 hours later. After the kidney is transplanted, it undergoes further damage as a result of reperfusion injury caused by the formation of free radicals as oxygen flow returns to the oxygen-starved organ. This combination of damage and its timing makes it difficult for interventions that only block damage pathways, for instance by targeting inflammatory pathways, to work effectively to improve kidney function and reduce the severity of DGF.
Following transplantation of the kidney, physicians monitor a series of key metrics related to DGF, including urine output and estimated glomerular filtration rate (eGFR), to assess how the transplanted kidney is performing. Adverse readings in these key metrics are indicative of kidney damage and more severe forms of DGF, and are predictive of longer-term negative outcomes, such as reduced survival of the transplanted kidney and increased patient morbidity and mortality.
For example, the left graph in the following figure shows the lowest two quintiles of patients (solid blue lines) with the worst urine output within 24 hours after transplantation have a significantly decreased chance of their new kidney surviving for five years compared to the highest quintile (dashed orange line). The right graph in the following figure shows patients with the highest eGFR at discharge (dotted green line) have better cumulative kidney transplant survival than patients with lower eGFR at discharge (dashed orange and solid blue lines).
Key Metrics Related to Delayed Graft Function Severity

Regardless of the specific measurement used, the occurrence of more severe DGF is associated with an approximate 50% reduction in median graft survival time, from approximately ten years for patients with less severe DGF to approximately five years for patients who experienced more severe DGF.
It is well-established that eGFR, calculated based in part on serum creatinine levels, is a predictor of long-term kidney graft survival. Upon discharge from the hospital after kidney transplantation, eGFR is the third strongest predictor of kidney graft failure, surpassed only by the presence or absence of dialysis in the first week post-transplantation and by recipient age. However, by three, six and twelve months after discharge, eGFR becomes the strongest predictor of kidney graft survival. With the support of two leading academic collaborators, we analyzed data from more than 150,000 patients in the United Network for Organ Sharing (UNOS) database and demonstrated eGFR at six and twelve months after discharge is a much stronger predictor of graft survival than traditional predictors, such as presence or absence of dialysis, recipient age and race, donor diabetes and hypertension, and transplant factors, such as cold ischemia time and immunologic mismatch between donor and recipient. In addition, scientific literature also supports that a 5 mL/min/1.73m difference in twelve-month eGFR is clinically meaningful.
In addition, the National Kidney Foundation's predictive chronic kidney disease (CKD) staging system utilizes eGFR to categorize patients with CKD into five stages. Patients with higher eGFR are placed in lower stages, with such classifications being associated with significantly longer life expectancies, and patients at higher stages have significant long-term mortality. For example, a 50-year-old male moving from CKD Stage 3B disease (eGFR equal to between 30 and 44 mL/min) down to CKD Stage 3A disease (eGFR equal to between 45 and 59 mL/min) would be expected to see an increase in life expectancy of 7.7 years. A 50-year-old female experiencing a similar improvement in eGFR would be expected to see an increase in life expectancy of 9.1 years.
For these reasons, we believe eGFR is a meaningful marker of the extent of recovery from the kidney dysfunction resulting from transplantation. Following discussions with the FDA and our submission of an amendment to the clinical trial protocol, we are using difference in patient eGFR between the treatment and placebo arms measured during a 12-month period following transplant as our primary endpoint in our Phase 3 registration trial.
Delayed Graft Function: Market
The number of kidney transplants and incidence of DGF have both been increasing steadily over the last five years. The increasing incidence of diabetes, hypertension and metabolic syndrome are projected to increase the incidence of end-stage renal disease (ESRD). Regardless of the causative factors, the major outcome of CKD is progression toward ESRD. According to the United States Renal Data System, in 2017 more than 747,000 patients in the United States had kidney failure and of these, more than 520,000 individuals were placed on dialysis. Dialysis, while effective at prolonging life, can cost approximately $90,000 or more per patient per year in the United States and results in both poor long-term clinical outcomes and a substantially diminished quality of life. Kidney transplantation is the most clinically effective and cost-efficient of the options for renal replacement therapy (the other option being dialysis) and is the most common organ transplant operation performed in the United States.
Unfortunately, the number of kidneys available for transplantation has not increased to meet the growing need. According to the National Kidney Foundation, more than 100,000 patients await kidney transplants in the United States. UNOS reports that approximately 23,000 kidney transplants were completed in the United States in 2019, of which approximately 70% involved kidneys from deceased donors. The compound annual growth rate of the proportion of kidney transplants coming from deceased donors has exceeded 7% per year over the last five years. Approximately 90% of the incidence of DGF occurs in patients who receive transplants from deceased donors. In Europe, there are at least 15,000 deceased donor kidney transplants per year.
The incidence of DGF varies across transplant centers in the United States and Europe, occurring in nearly one-third of patients receiving kidney transplants from deceased donors, or more than 10,000 patients per year in the United States and Europe. DGF can lead to significantly longer hospital stays, higher admission costs, greater need for dialysis in the post-transplant period and a greater percentage of patient admissions to the ICU. Increased hospitalization, re-admissions and other care amounts to an increase in costs of approximately $20,000 per patient for the transplant center in the United States. Dialysis, for which Medicare spending per ESRD patient per year was approximately $90,000 in 2017, is also a contributing factor to the economic burden of DGF. Some patients do not require dialysis in the first week after transplantation but still have significant kidney dysfunction post-transplantation. This condition is referred to as Slow Graft Function (SGF) or functional Delayed Graft Function (fDGF), and these patients have long-term outcomes that approximate the outcomes in DGF. Our clinical trial enrollment criteria, requiring evidence of poor urine output for at least eight consecutive hours post-transplantation, allows for both DGF and SGF patients to be enrolled in the study.
In response to this significant burden, in July 2019 a U.S. Presidential Executive Order was issued outlining a comprehensive approach to improving kidney health. It outlines multiple policy initiatives to address the substantial and growing challenges related to ESRD and transplantation.
Included were initiatives to increase kidney transplants in order to reduce the economic and patient burden of dialysis and to increase the utilization of available kidneys by improving regulations relating to deceased-donor organs. As part of this effort, the U.S. Department of Health and Human Services (HHS) publicly announced its goal of doubling the number of kidney transplants by the year 2030. As a result, we expect the number of new transplants coming from deceased donors to increase, which may increase the incidence of DGF diagnoses thereby expanding the potential market for ANG-3777.
Our partner Vifor Pharma is responsible for the commercialization of ANG-3777 in delayed graft function globally, except in Greater China.
Delayed Graft Function: Current Treatment Paradigm
There are currently no approved treatments to prevent or reduce the severity of DGF. A successful treatment for post-transplant kidney injury has the potential to change the treatment paradigm for kidney transplant, resulting in the reduction or elimination of the need for dialysis after transplant surgery, reduce the duration of transplant center stay and associated costs and improve the long-term function and survival of transplanted kidneys. Moreover, approximately 20% of the donor kidneys recovered in the United States each year are discarded due to concerns about organ quality and long-term function of the kidney. A therapy that improved long-term kidney function post-transplantation could allow many of these previously-discarded kidneys to be considered viable for transplantation.
Clinical trials have been completed utilizing a variety of therapeutic approaches to DGF, but with very limited success. For example, complement inhibition, anti-apoptotic drugs, novel immunosuppressants, anti-TGF-b molecules, dopamine agonists, N-acetylcysteine and natriuretic peptides, among other interventions, have been tested with inconclusive or negative results. While trends have been observed in some trials, none of these approaches are considered effective therapies for the prevention or mitigation of AKI caused by transplantation or cardiac surgery. As described above, the fact that the injury occurs prior to therapeutic intervention has made it challenging for these interventions to show benefit in reducing the impact of AKI.
For treatment following kidney transplantation, dialysis is intended to keep the patient alive by removing the body's waste products, balancing acid-base status and controlling fluid imbalances until the transplanted kidney recovers from its ischemic injury and begins to function adequately. Dialysis addresses the short-term issue of post-transplant kidney dysfunction, but it does not address the underlying ischemic damage or contribute to repair and recovery of the organ. As the FDA noted in its July 2019 draft guidance Delayed Graft Function in Kidney Transplantation: Developing Drugs for Prevention, dialysis is viewed as an option of last resort and puts the graft at risk of hypotension, thrombosis, increased hospitalization and worse clinical outcomes.
Clinical Development of ANG-3777 for Delayed Graft Function
We have completed a Phase 2 randomized, double blind, placebo-controlled clinical trial designed to evaluate the efficacy and safety of ANG-3777 for improving kidney function in patients undergoing kidney transplantation who show signs of significant kidney injury. In September 2020, we completed enrollment in a Phase 3 registration trial of ANG-3777 to evaluate its ability to improve kidney function and reduce the severity of DGF following kidney transplantation in patients showing evidence of early kidney dysfunction. ANG-3777 has received both Orphan Drug and Fast Track designations from the FDA for this indication.
Phase 3 Registration Trial
In September 2020, we completed enrollment in our Phase 3 randomized, multi-center, double-blind, placebo-controlled registration trial of ANG-3777 for DGF.
The key enrollment criteria for our Phase 3 registration trial were substantially similar to those used in our Phase 2 clinical trial. To be enrolled, patients were required to have received a kidney graft from a deceased donor and must have demonstrated oliguria (reduced urine output) for at least eight consecutive hours during the first 24 hours post-transplantation. We selected these criteria to enrich the trial for patients who had demonstrated kidney dysfunction and were thus considered to be at high risk of DGF or SGF. Deceased-donor kidneys with donations after cardiac death were capped at 20% to match current epidemiological data regarding the rate of kidneys donated after cardiac death. Transplant recipients with low or no urine output during any eight consecutive hours over the first 24 hours following transplant were randomized at a ratio of one-to-one to receive a total of three doses of ANG-3777 (2.0 mg/kg intravenous infusion) or placebo once daily for three days. The first dose is administered within 30 hours of transplantation. We enrolled 253 patients across 31 trial sites in the United States. We expect to report topline data from this trial by the end of 2021.
When we initiated our Phase 3 registration trial in 2015, the FDA did not view eGFR as an acceptable endpoint for registration studies and strongly preferred a dialysis-based endpoint. Subsequently, the FDA has agreed with sponsors in other indications that registration studies using eGFR as a primary endpoint may be acceptable in certain circumstances. In July 2019, the FDA's Division of Transplant and Ophthalmology Products released guidance on DGF, indicating that an endpoint of eGFR at 12 months could be sufficient to support a claim of sustained improvement of long-term kidney function. In February 2020, we met with the FDA in a Type C meeting to discuss a proposed change to our Phase 3 trial design to better assess the impact of ANG-3777 on long-term kidney function in transplant recipients with early kidney dysfunction. Based on this discussion and a subsequent March 2020 teleconference with FDA, our planned primary endpoint for our Phase 3 registration trial was changed to be the difference in eGFR between the treatment and placebo arms measured during a twelve-month period following transplant. We believe this eGFR endpoint is an important measure of long-term kidney function and is more predictive than other baseline characteristics in assessing prospects for long-term graft survival. We further believe the eGFR endpoint is a meaningful marker of the extent of recovery from the kidney dysfunction resulting from transplantation. Transplant recipients typically have their eGFR measured on at least a monthly basis to evaluate function. As such, our trial will collect the relevant monthly eGFR data, to support our planned endpoint of eGFR during the twelve-month period following transplantation. Additionally, we are collecting data on key secondary endpoints, including duration on dialysis and duration of hospital length of stay. We are also collecting safety data throughout the trial and comparing graft failure rates at a Day 360 evaluation visit.
Following our protocol amendment, in July and December 2020, the FDA issued correspondence indicating that we could submit the eGFR at 12 months post-transplant data for review as part of an NDA for ANG-3777 in DGF, while reiterating the concerns and guidance it previously communicated to us with respect to the change in our Phase 3 primary endpoint to eGFR from duration of dialysis. Specifically, the FDA stated it did not agree with the change in primary endpoint and other protocol changes at this time. The FDA's correspondence indicates that the ultimate acceptability of eGFR as a surrogate endpoint that is reasonably likely to predict clinical benefit in this population, will depend on our ability, based upon the totality of the Phase 3 data, to show clinical benefit and positive efficacy trends on eGFR as well as on some key secondary endpoints and other measures. Such Phase 3 data will need to demonstrate the reliability of our Phase 3 eGFR data as a sufficient basis for the assessment of clinical benefit, and to establish and provide adequate evidence of the minimum clinically meaningful difference for improvements in eGFR at 12-months. We believe that our amended Phase 3 protocol is appropriately designed to meet these requirements and to address the FDA's concerns on these topics. However, if our Phase 3 results are not persuasive enough, additional evidence of efficacy will be required to substantiate the treatment benefit for purposes of NDA approval for patients with DGF.
Phase 2 Clinical Trial
Our Phase 2 multi-center, randomized, double-blind, placebo-controlled clinical trial was designed to evaluate the efficacy and safety of ANG-3777 for improving kidney function in patients undergoing transplantation who showed signs of kidney injury and were considered to be at high risk of DGF. Transplant recipients with low or no urine output during any eight consecutive hours over the first 24 hours following transplant were randomized to receive a total of three doses of ANG-3777 once daily for three days (2.0 mg/kg IV infusion). The first dose had to be started within 36 hours of transplantation. The pre-specified primary endpoint was time to production of 1,200 cc of urine over 24 hours. Secondary endpoints included mean serum creatinine, change in the biomarkers serum C-reactive protein (CRP) and neutrophil gelatinase-associated lipocalin (NGAL), incidence of DGF (defined as dialysis within the first seven days post-transplantation), number of dialysis sessions, length of transplantation-related hospitalization and acute graft rejection.
In 2014, based on a recommendation by the Data Safety Monitoring Board (DSMB), we amended our Phase 2 study protocol to include an administrative interim analysis of the clinical data after the first 20 patients were enrolled. Consistent with the DSMB findings, we found that the study had generated sufficient data indicating responses of renal transplant recipients following administration of ANG-3777. We subsequently requested a Type C meeting with the FDA to submit the results from our analysis. Following that meeting, we ended the Phase 2 clinical trial and initiated our Phase 3 registration trial.
A total of 28 patients (19 in the ANG-3777 treatment arm and 9 in the placebo arm) were enrolled and randomized, which constitutes the intent-to-treat analytic group. Patient baseline characteristics were generally balanced between the ANG-3777 and placebo arms. In addition, the Irish Nomogram for predicting the likelihood of delayed graft function was essentially equivalent across ANG-3777 arm and placebo at 49.6% and 51.0%, respectively.
ANG-3777 demonstrated clinically meaningful improvements as compared to placebo on the primary endpoint as well as a key secondary endpoint, mean serum creatinine. As reflected in the following figure, at Day 28, 83% of patients in the ANG-3777 arm had achieved greater than 1,200 cc urine output over 24 hours, versus 50% in the placebo arm, though such results were not statistically significant (p=0.09). In addition, the median number of days to achieve the primary endpoint was five for the ANG-3777 treatment arm and fourteen for the placebo arm. Though urine production was similar between groups on Day 1 after transplantation, ANG-3777 patients showed greater increases in urine production during the subsequent two weeks. Two subjects, one from each arm, were excluded from the pre-specified primary endpoint analysis as they reached greater than 1,200 cc urine output over 24 hours prior to the start of first infusion of study product.
Phase 2 DGF Primary Endpoint: Production of 1,200 cc Urine Over 24 Hours
We also conducted a post-hoc analysis with respect to our Phase 2 clinical trial data in response to the March 2017 FDA Draft Guidance for Industry on Delayed Graft Function in Kidney Transplantation and for purposes of planning our Phase 3 clinical trial. Three post hoc analyses were conducted and included mean eGFR at screening, Day 3, Day 7, Day 14, Day 28, Month 6, and Month 12 by study arm, graft failure over the first 12 months after transplantation by study arm, and duration of dialysis during first 28 days post-transplantation by study arm. None of these variables nor analyses were pre-specified secondary endpoints. Based upon the post hoc analyses and subsequent interactions with the FDA, the primary endpoint of the Phase 3 study of ANG-3777 in DGF is eGFR at 12 months.
As reflected in the following figure, compared to placebo, the results of the post hoc analysis from the Phase 2 clinical trial showed patients treated with ANG-3777 had a statistically significant higher eGFR at 12 months compared to placebo.

Phase 2 DGF: ANG-3777 Patients Showed Greater Increases in eGFR
The administration of three doses of ANG-3777 in the Phase 2 clinical trial demonstrated a durable benefit to eGFR compared to placebo across the time points starting at Day 14, with statistical significance (p=0.039) at the 12-month mark. In addition, the absolute difference in eGFR between groups at the 12-month mark was more than double the 5 mL/min/1.73m difference thought to be clinically meaningful. As previously described, our analyses have shown six- and twelve-month eGFR is the best predictors of long-term graft survival in kidney transplantation recipients. In addition, improved eGFR is correlated with significantly increased life expectancies based on the National Kidney Foundation's predictive CKD staging system.
Serum creatinine is the most widely used marker of kidney function and is an essential component in the calculation of eGFR. Higher levels of serum creatinine reflect the decreased capacity for the kidney to remove waste products from the blood and are a marker of kidney dysfunction. In the clinical trial, patients in the ANG-3777 arm had higher serum creatinine than the placebo arm. From Day 14 to 12 months post-transplantation, patients in the ANG-3777 arm had clinically meaningfully lower serum creatinine versus placebo, as reflected in the following figure:

Phase 2 DGF: ANG-3777 Patients Showed Greater Decreases in Serum Creatinine
ANG-3777 was generally well tolerated in the Phase 2 clinical trial. The overall incidence of adverse events and serious adverse events was similar between the treatment and placebo arms. Two patients in the placebo arm and no patients in the ANG-3777 arm had graft failure within the first year post-transplant. One patient in the placebo arm withdrew after the second infusion for reasons unrelated to study drug; all others completed the study. Adverse events attributed to ANG-3777 were all mild or moderate and included two instances of nausea and vomiting, two instances of infusion site reaction and one instance of blood phosphorous and blood potassium decrease. No discontinuations resulted from these adverse events. No serious adverse event was attributed to ANG-3777 by investigators.
ANG-3777 for Cardiac Surgery-Associated Acute Kidney Injury
Disease Overview
Acute kidney injury associated with cardiac surgery is another form of AKI. During cardiac surgery, cardiopulmonary bypass (the use of a heart-lung machine) is often employed to support the patient's heart and lung function. The use of cardiopulmonary bypass during the surgical procedure may cause or exacerbate kidney injury as a result of reduced blood flow, non-pulsatile circulation, rupture of red blood cells creating oxidant damage and other causes. CSA-AKI is caused by many factors, including shear stress during cardiopulmonary bypass and injuries from nephrotoxic drugs and contrast agents. In addition, an important driver of CSA-AKI is ischemia-reperfusion injury, which is similar to the injury seen in DGF. Furthermore, a significant number of patients undergoing cardiac surgery are also burdened by pre-existing conditions, including hypertension, diabetes and obesity, putting them at increased risk for developing AKI.
A diagnosis of AKI is associated with prolonged hospital lengths of stay, the development of chronic kidney disease (CKD) and an increased risk of death. Currently, there are no approved therapies for either prevention or treatment of AKI in the setting of cardiac surgery. Care of patients with CSA-AKI is largely supportive in nature and is focused upon managing the complications associated with AKI, which include life-threatening fluid overload, electrolyte abnormalities and end-stage renal disease (ESRD). Treatment in these cases includes the administration of high-dose diuretics and/or renal replacement therapy in the form of hemodialysis or hemofiltration. Renal replacement therapies, though lifesaving, have no impact on recovery of the kidney function and are poorly tolerated in a significant number of these patients due to their underlying cardiovascular disease.
CSA-AKI is one of the most common significant non-cardiac complications after cardiac surgery, leading to increased morbidity and mortality. There is also a direct correlation between length of illness with AKI and long-term survival, with those patients having AKI for greater than or equal to seven days having significantly diminished survival. Furthermore, patients who exhibit signs of CSA-AKI have longer ICU stays, longer overall hospital length of stay and higher readmission rates. They are also at increased risk for development of CKD and permanent kidney impairment, leading to long-term dialysis and a possible need for transplantation. As such, the development of CSA-AKI results in a significant cost burden to the healthcare system. In one study, U.S. patients who developed CSA-AKI incurred a total hospital cost nearly 60% (approximately $16,000) higher than those cardiac surgery patients who did not suffer kidney dysfunction.
Given the high mortality burden and financial cost of this disease, there have been numerous studies conducted in an attempt to address CSA-AKI. Several large and well-controlled trials for CSA-AKI have been conducted, including trials of dopamine agonists, diuretics, mannitol, a2AR agonists, n-acetylcysteine, statins, theophylline, pentoxifylline, diltiazem, sodium bicarbonate, and more recently a bone morphogenic protein-7 agonist, THR-184 (Thrasos Therapeutics); however, thus far, clinical development has failed to yield an approved therapy.
Cardiac Surgery-Associated Acute Kidney Injury: Market
CSA-AKI is a frequent complication of cardiac surgery, with approximately 150,000 cases per year in the United States and Europe, or nearly one-third of the approximately 450,000 coronary bypass and valve replacement surgeries performed annually in the United States and Europe.
Pursuant to the Vifor License, Vifor Pharma is responsible for the commercialization of ANG-3777 for CSA-AKI globally, except in Greater China.
Clinical Development of ANG-3777 for Cardiac Surgery-Associated Acute Kidney Injury
Given the similar causality between CSA-AKI and DGF (predominantly ischemia-reperfusion) and given our Phase 2 results in DGF, we believe ANG-3777 could play a significant role in the treatment of CSA-AKI by activating the HGF/c-Met pathway.
Phase 2 Clinical Trial
We are currently enrolling a Phase 2 randomized, multi-center, double-blind, placebo-controlled clinical trial to investigate ANG-3777 in patients at risk for developing CSA-AKI. The planned primary endpoint for this trial is mean area under the curve (AUC) of the percent increase in serum creatinine above baseline, starting from 24 hours after the end of cardiopulmonary bypass surgery through Day 6. An additional important endpoint is the occurrence of Major Adverse Kidney Events at 90 days (MAKE 90), which has previously been accepted by the FDA as the primary endpoint for a registration trial in this indication. A MAKE 90 "event" is death, initiation of renal replacement therapy or a greater than 25% decline in eGFR that is present 90 days after the surgery. We plan to enroll approximately 240 patients at trial sites in the United States, Canada, Brazil and Georgia. Patients will be randomized at a ratio of one-to-one to receive four intravenous doses of 2.0 mg/kg of ANG-3777 or placebo. The first dose is given within four hours of the completion of surgery with subsequent doses being given at 24-hour intervals.
We expect to report topline data from our Phase 2 clinical trial of ANG-3777 for CSA-AKI in the second half of 2021. As is normal for Phase 2 studies, our primary objective is to obtain sufficient evidence of efficacy of ANG-3777, so we may appropriately power a Phase 3 registration trial.
Another important objective of the Phase 2 clinical trial is to evaluate potential patient enrichment elements for the Phase 3 registration trial. The Phase 2 clinical trial is enrolling patients with existing kidney disease and other patient criteria that increase the risk for developing AKI. However, many cases of CSA-AKI occur in patients who are not considered high-risk pre-operatively. As a result, we are collaborating with academic and commercial groups to identify biomarkers capable of being used intraoperatively or immediately post-operatively to assess which patients have laboratory findings that indicate they may be developing AKI. We expect this will enable us to enhance our enrollment in the Phase 3 registration trial with a greater percentage of patients who have evidence of kidney injury predictive of the development of AKI, potentially allowing for faster enrollment, a smaller overall trial and a more clear pharmacoeconomic value proposition as a commercial product. If our Phase 2 clinical trial demonstrates sufficient evidence of efficacy of ANG-3777, we expect to initiate a Phase 3 registration trial for CSA-AKI in the first quarter of 2022, subject to discussions with the FDA.

Commercialization of ANG-3777 for Delayed Graft Function and Cardiac Surgery-Associated Acute Kidney Injury
If ANG-3777 is approved for DGF and/or CSA-AKI, we expect that it will be commercialized by Vifor Pharma at its cost pursuant to the Vifor License in the United States, Europe and other markets (excluding Greater China). Within Greater China, Sinovant is responsible for the development and, if approved, commercialization of ANG-3777 for all indications. There are approximately 250 institutions performing 23,000 kidney transplants in the United States annually, with the top 150 institutions accounting for over 85% of all kidney transplants each year. Vifor Pharma has an extensive commercial infrastructure addressing the renal market within and outside the United States, including distribution, contracting, medical affairs and sales functions. As a result, we believe Vifor Pharma is well positioned to successfully address these market opportunities by leveraging its strong existing relationships within the nephrology community. The Vifor License has a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%.
Pursuant to the Vifor License, we expect Vifor Pharma will execute a reimbursement strategy to obtain a New Technology Add-On Payment (NTAP) for ANG-3777 in the United States. An NTAP provides additional payment to hospitals above the standard Medicare Severity Diagnosis-Related Group (DRG) payment amount. The NTAP payments are intended to offset a significant portion of the costs for new therapies until the costs of those therapies can be incorporated into revised DRG payment amounts. When certain criteria are met, the Centers for Medicare & Medicaid Services (CMS), may provide incremental reimbursement for up to 65% of the cost of therapy, in addition to the standard DRG payment. We have completed analyses to support a successful NTAP approval with a third-party expert and believe we will meet the criteria to establish reimbursement of up to 65% of the cost of ANG-3777, and have provided such analysis to Vifor Pharma. Outside the United States, Vifor Pharma will be responsible for interacting with regulatory authorities and health systems to negotiate the price in each individual market.
ANG-3777 for Acute Lung Injury
Disease Overview
Acute lung injury and the more severe acute respiratory distress syndrome (ARDS) represent a spectrum of lung disease characterized by the sudden onset of pulmonary edema, inflammatory cell infiltration and impaired oxygenation. Current treatment strategies for ARDS include mechanical ventilation and antibiotics, which are the standard of care under certain treatment guidelines. Mechanical ventilation, while potentially life-saving, can exacerbate lung injury in ARDS. Antibiotics are generally given prophylactically to prevent secondary infection related to ARDS as opposed to treating the ARDS itself. There are no approved pharmacologic options for treating or preventing ARDS. Common causes of ALI and ARDS include sepsis, aspiration pneumonia, viral or bacterial pneumonia, inhalational injury (smoke or chemicals), trauma and large blood transfusions.
ARDS is generally defined by the 2012 ARDS Task Force "Berlin" definition. Key components of the Berlin definition are acute hypoxemia in ventilated patients receiving certain levels of positive end expiratory pressure and demonstration of non-cardiogenic bilateral opacities on imaging studies, with the severity graded based on the PaO2/FiO ratio into mild, moderate and severe ARDS.
The most extensive epidemiologic study of the incidence of ARDS comes from the global LUNG SAFE study, which analyzed data from over 29,000 patients from ICUs in 50 countries. The study found 10.4% of all ICU admissions had ARDS per the Berlin definition. Moreover, the study showed clinicians missed 40% cases of ARDS in general and 20% in cases of severe ARDS. Mortality from ARDS is high (40%) and is correlated with ARDS severity: 34.9%, 40.3% and 46.1% mortality rates for mild, moderate and severe ARDS, respectively. Despite improved diagnosis and medical management of ARDS patients, average mortality rates have remained steady at greater than 40% for the last 20 years.
The scientific literature indicates HGF and c-Met play important roles in mitigating the extent of lung injury, specifically in reversing alveolar damage and slowing lung fibrosis. A number of publications have demonstrated the essential role of HGF in maintaining the lung endothelial cell barrier following a variety of insults to the lung. In addition, studies indicate its importance in attenuating lung injury during influenza infection. For instance, an animal model of influenza pneumonia investigating exogenous HGF and oseltamivir (an antiviral drug) demonstrated that the administration of HGF in combination with oseltamivir improved outcomes over oseltamivir alone. In addition, we have completed several preclinical studies of ANG-3777 in ALI and ARDS models, which have shown results analogous to AKI models, namely that administration of ANG-3777 reduced apoptosis, increased cell proliferation, maintained lung architecture, improved pulmonary function and decreased mortality regardless of the mechanism by which the lung damage was induced. For a discussion of such preclinical studies, see "—ANG-3777 Phase 1 and Preclinical Results."
Market
There have been a number of studies analyzing the incidence of ARDS, indicating incidence rates of ARDS between 150,000 and 200,000 cases per year in the United States, resulting in between 40,000 and 80,000 deaths per year.
Clinical Development of ANG-3777 for Acute Lung Injury
Phase 2 Clinical Trial
Over the past 15 years, three respiratory viruses have attracted significant attention because of the high proportion of affected patients who develop critical illness and ARDS: influenza, (particularly influenza A H1N1 2009); Middle Eastern respiratory syndrome coronavirus (MERS-CoV); and SARS coronavirus (SARS-CoV). Recently, a fourth virus emerged, the SARS coronavirus 2 (SARS-CoV-2), the proximate cause of COVID-19. In severe cases, COVID-19 is often complicated by pneumonia, ARDS and multi-organ failure, including AKI, neurological injuries and cardiac injuries. In particular, recent multi-site studies from the United States show that 22% to 36% of patients hospitalized with COVID-19 had acute kidney injury and 3% to 14% required dialytic intervention.
Pneumonia is an inflammatory injury of the lung caused by a viral, bacterial, or fungal infection. Bacterial pneumonia is the most common cause of ARDS, although influenza and other viral infections can cause ARDS directly or cause injury to the lung which allows a bacterial superinfection to take hold and cause ARDS. In the LUNG SAFE study, approximately 60% of the cases of ARDS were associated with pneumonia. Research on viral pneumonia (both in influenza and COVID-19) has provided evidence the virus itself may not be the primary or only cause of mortality or morbidity. Viral load has not been clearly shown to correlate with mortality in influenza pneumonia and a regenerative response to the injuries caused by the virus and the immune system can improve outcomes.
Given the results of our preclinical studies of ANG-3777 in ALI and ARDS and the role of HGF and c-Met play in mitigating the extent of lung injury, we believe that ANG-3777 could play a significant role in the treatment of ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS. As a result, in order to evaluate ANG-3777's potential to treat this form of ALI, we initiated a proof-of-concept Phase 2 clinical trial in Brazil to investigate ANG-3777 for this purpose.
We are conducting a randomized, double-blinded, placebo-controlled Phase 2 clinical trial in Brazil with 100 subjects with severe disease. To be enrolled in the trial, subjects must be admitted to the hospital with confirmed COVID-19 disease and either require non-invasive mechanical ventilation or have insufficient blood oxygen saturation while on high flow oxygen administration. The primary endpoint is survival free from the need for mechanical ventilation or dialysis at 28 days. We completed enrollment in this trial in March 2021.
The study is designed as a proof-of-concept study to evaluate the impact of ANG-3777 on ARDS as well as acute injuries to the kidney associated with COVID-19. We powered the trial so that only a substantial improvement in the primary endpoint will result in a statistically-significant outcome. As such, we are primarily looking for a proof of concept in the form of an efficacy signal and clues as to the magnitude of effect. Based upon the magnitude of any signal detected in the trial, we will evaluate whether to initiate a Phase 3 registration trial or whether additional Phase 2 clinical trials will be helpful. In addition, we continue to evaluate development options in other common causes of ALI/ARDS, including other forms of pneumonia, sepsis, inhalation injury, or shock/trauma-associated ARDS. We expect to report topline data from this trial in the first half of 2021 and plan to initiate a Phase 2 clinical trial in an ARDS indication in 2022.
ANG-3777 for Central Nervous System Indications
The Role of the HGF/c-Met Pathway and ANG-3777 in the Central Nervous System
The role of the HGF/c-Met pathway in repair of damage to organs in the central nervous system (CNS) has been broadly studied. Several studies have shown that HGF is a multipotent growth factor functioning as a novel neurotrophic factor for a variety of neurons and many animal models have demonstrated HGF is a powerful neurotrophic factor with beneficial activity. For example, when studying animal models of acute spinal cord injury, researchers determined c-Met, the specific receptor for HGF, spikes sharply while the release of endogenous HGF is relatively modest. This mirrors the HGF/c-Met timing mismatch described in other acute organ injuries. Introducing HGF to the model via the use of an HGF-expressing viral vector significantly increased neuron and oligodendrocyte survival, angiogenesis and axonal regeneration, reduced total damage and promoted functional recovery in rats after spinal cord injury. Based upon these promising data in mice, a Japanese biotech firm (Kringle Pharma) conducted a randomized, placebo-controlled multicenter Phase 1/2 trial of recombinant human HGF in 43 patients with selected acute spinal injuries. Data demonstrated trends (p-values ranging from p=0.05 to p=0.10) towards benefit in motor improvement at measurement points between 84 and 168 days. A Phase 3 trial in acute spinal cord injury patients has been initiated.
Cerebral ischemia, or stroke, is a form of acute brain injury related to loss of blood flow to the brain from blocked blood vessels and causing irreversible degenerative damage to brain neurons. While several drugs are approved to prevent strokes or subsequent strokes in certain populations, there is no FDA approved therapy for treating the damage caused by strokes. HGF is a potent pro-angiogenic (regeneration of blood vessels) drug and it also protects endothelial cells against cell death, which we believe may be particularly important since mature neurons cannot duplicate themselves. Additionally, the lack of oxygen caused by the stroke activates a fibrotic process resulting in scarring of neurons and brain tissue. HGF is reported to be capable of inhibiting or decreasing scar formation, which is critical for nerve regeneration and functional reconstruction. Acute delivery of HGF has also been shown to induce long-term neuroprotection with enhanced motor coordination recovery with the promotion of neuron survival continuing even after treatment discontinuation.
Clinical Development Plan
We are planning to submit an IND application for an acute CNS indication in 2021 and initiate a Phase 2 clinical trial of ANG-3777 in 2022. Based on our preclinical research and the findings of other researchers, we believe ANG-3777 could be beneficial in treating patients with acute spinal cord injury, traumatic brain injury and stroke.
ANG-3777 Phase 1 and Preclinical Results
In a Phase 1 safety study, we administered ANG-3777 intravenously to 20 healthy volunteers in ascending doses ranging from 0.03 mg/kg to 6.0 mg/kg and placebo to five volunteers. No dose-limiting toxicities were reported across the dose range evaluated; therefore, the highest dose evaluated (6.0 mg/kg) was determined to be the maximum tolerated dose. The only treatment-related severe adverse event was headache, reported by one patient in the ANG-3777 arm. No dose-related trends were seen for the incidence of adverse events.
ANG-3777 has been studied for safety and activity in numerous in vitro studies and acute organ injury preclinical models, including in the kidney, heart, spinal cord and brain. During these studies and models, ANG-3777 demonstrated the following key properties:
▪c-Met dependency. In vitro studies demonstrated ANG-3777 acted through the c-Met pathway and was dependent upon c-Met for its activity. As seen in the following figure, in the presence of a selective c-Met inhibitor (siRNA against MET), neither HGF nor ANG-3777 showed an appreciable increase in proliferation of cells following administration of the test compound. In the presence of a mock-siRNA serving as a control agent that does not inhibit c-Met, ANG-3777 and HGF both showed robust increases in cell proliferation (p-values of Mock siRNA vs. MET SiRNA for ANG-3777 and HGF were all below 0.05, as reflected in the figure below). Together, these experiments demonstrate that activity of both HGF and ANG-3777 was dependent upon the presence of functional c-Met. Furthermore, the lack of activity when c-Met is inhibited shows that ANG-3777 and HGF did not act directly to cause proliferation nor did they act through alternative, non-inhibited pathways.

c-Met Dependency of ANG-3777
▪Selective binding to c-Met receptor. In preclinical in vitro models, ANG-3777 activated c-Met without acting on other growth factor receptors. Additionally, the c-Met downstream pathway ERK/MAPK showed activation when c-Met was activated by ANG-3777. These findings demonstrate that in such models ANG-3777 selectively bound to c-Met and induced at least some of the same key repair pathways naturally activated by HGF/c-Met binding. The data demonstrating these differences is shown below, where differences in bandwidth indicate c-Met and Erk (which are downstream of c-Met) both show activation while other receptors do not.

ANG-3777 Selectively Activated HGF Receptor c-Met in Schwann Cells
▪Substantially longer half-life. ANG-3777 has demonstrated a substantially longer half-life of approximately three hours compared to a half-life of less than five minutes for native or recombinant HGF. As a result of ANG-3777's improved half-life, we are administering it as a once-daily dose in our ongoing clinical trials.
▪Expanded therapeutic window. We have demonstrated in a comparative study in a canine AKI model how intervention with ANG-3777 following a 24-hour delay in the administration of the first dose has resulted in similar responses when compared to intervention with ANG-3777 either prophylactically or at the time of the initial injury. In this model, ANG-3777 resulted in similar measurements of serum biomarkers of kidney injury (serum creatinine and blood urea nitrogen (BUN)) when the first dose of ANG-3777 was administered 24 hours after the ischemia-reperfusion injury occurred compared to initiating the first dose at the time of the reperfusion injury, as reflected in the following figure.

Therapeutic Window of ANG-3777
In addition to the foregoing properties, ANG-3777 has been shown in preclinical in vivo models to generate responses in other examples of acute organ injury, including kidney, lung, CNS and heart injuries. In multiple animal studies evaluating ANG-3777, we have consistently demonstrated activity across different species, organ systems and acute organ injuries due to a variety of causes (including, mechanical, thermal, chemical and ischemic causes).
Additional ANG-3777 Preclinical Studies: Lung
In an in vitro study we conducted to investigate the effect of ANG-3777 on cell proliferation and apoptosis in 4MBr-5 bronchial epithelial cells, both HGF and ANG-3777 significantly stimulated the proliferation of 4MBr-5 bronchial epithelial cells. In addition, administration of ANG-3777 led to a statistically significant reduction in the proportion of necrotic cells compared to vehicle treated cells (p=0.001), while the reduced necrosis observed in the HGF-treated cells was not found to be statistically significant. Overall, these in vitro cell-based assays show that ANG-3777 mimicked the effect of HGF by promoting 4MBr-5 bronchial epithelial cell proliferation and protecting them from H2O2-induced cell apoptosis and necrosis.
In an in vitro study we conducted to further investigate the effect of ANG-3777 on cell proliferation, ANG-3777 mimicked the effect of HGF and induced proliferation in c-Met-receptor-expressing human umbilical vein endothelial and rat Schwann cells. In addition, similar to HGF, the proliferative effects of ANG-3777 were absent in mouse NIH/3T3 fibroblasts, which lack the HGF receptor c-Met. In the study, (3H)-thymidine incorporation was utilized to measure cell proliferation with the different interventions. ANG-3777 increased (3H)-thymidine incorporation in HUVEC and demonstrated similar activity to HGF stimulation of HUVEC proliferation (p=0.006 vs. vehicle). ANG-3777 and HGF also increased (3H)-thymidine incorporation in a concentration-dependent manner in rat Schwann cells. In NIH/3T3 fibroblasts, which do not express the c-Met receptor, neither HGF nor ANG-3777 stimulated cell proliferation (p>0.05). Taken together, these data indicate ANG-3777 and HGF similarly promoted cell proliferation in endothelial and Schwann cells.
In an in vivo study we conducted to investigate the effect of ANG-3777 on radiation-induced lung injury in mice (adult male C57BL/6 mice (n=26)), administration of ANG-3777 appeared to improve survival after radiation exposure, but the result was not statistically significant. In the same study, in radiation-exposed mice that were treated with ANG-3777, bronchoalveolar lavage fluid (BALF) turbidity was significantly reduced compared to the vehicle-treated cohort (p=0.0027), indicating that ANG-3777 significantly reduced pulmonary infiltration resulting from radiation exposure. These data show that treatment with ANG-3777 appear to attenuate radiation-induced acute lung injury.
In an in vivo study we conducted to investigate the effect of ANG-3777 on pulmonary ischemia reperfusion in rats (adult male Sprague Dawley rat (n=10)), arterial blood samples were collected for determination of pH, PaO2, SaO2 and PaCO2 to evaluate metabolic and respiratory status. Administration of ANG-3777 led to statistically significant (p<0.05) changes in blood pH levels and SaO2 levels, but only led to a strong trend in PaO2 levels (p=0.055). No effect on blood PaCO2 levels was observed. These data demonstrate that treatment with ANG-3777 improved blood pH and oxygenation levels.

We have also conducted an in vivo study to investigate the effect of ANG-3777 on lipopolysaccharide (LPS)-induced ALI in mice (n=27 adult male C57BL/6 mice). LPS is the major component of the outer membrane of Gram-negative bacteria. Administration of ANG-3777 attenuated LPS-induced acute lung injury. In the study, lung weights in the LPS-exposed, vehicle-treated mice were increased compared to sham-treated animals and although there was a positive reduction in lung weights of mice treated with ANG-3777, the results were not statistically significant. However, the lung injury score in LPS-exposed vehicle-treated animals was significantly increased compared to sham control animals and ANG-3777 significantly reduced the histological lung injury score compared to vehicle-treated LPS-exposed animals (p=0.0048). In addition, ANG-3777 reduced the TUNEL staining intensity, although this effect was not found to be statistically significant. Taken together, treatment with ANG-3777 attenuated LPS-induced lung injury, which we believe it could mean it would potentially be useful in the treatment of ALI.
In studies we conducted to investigate the effect of ANG-3777 on bleomycin-induced pulmonary edema in mice (adult male C57BL/6 mice (total n=82), administration of ANG-3777 after bleomycin instillation significantly reduced pulmonary edema resulting from bleomycin exposure. In this study, we administered ANG-3777 and vehicle treatment three hours after bleomycin instillation. The wet-to-dry weight and wet/dry lung weight ratio in the bleomycin-exposed vehicle-treated animals were increased compared to sham instilled animals, and ANG-3777 reduced these increases significantly (p<0.05). Stained lung sections were also examined in this study for pulmonary histology. Lungs from animals exposed to bleomycin treated with vehicle showed marked red cell and neutrophil infiltration in the lungs, while this was much less commonly observed in the lungs of the ANG-3777 treatment cohort. In a second study, therapy was started 24 hours after bleomycin instillation. The wet-to-dry weight and wet/dry lung weight ratio in the bleomycin-exposed vehicle-treated animals were increased compared to sham instilled animals, and ANG-3777 treatment again reduced these increases significantly (p<0.05).
We conducted in vivo studies to investigate the effect of ANG-3777 on acute lung injury due to lung-specific TGFß1 overexpression in mice (transgenic mice with doxycycline-inducible lung-specific expression of TGFß1, n=46; 28 male and 18 female) Administration of ANG-3777 stimulated pulmonary tissue proliferation, decreased pulmonary cellular apoptosis, lung caspase-3 staining and decreased mortality. In one three-day study, in vehicle-treated doxycycline-exposed animals, mortality measured after three days was 25% (2 out of 8; both females), while all ANG-3777-treated animals (n=8) were alive. However, this difference was not statistically significant at the end of three days. Lung caspase-3 staining was significantly decreased, however, in the three-day study in ANG-3777-treated animals (p=0.017), indicating ANG-3777 potentially protects lung cells from TGFß1-induced apoptosis. In a second, 10-day study, in vehicle-treated doxycycline-exposed animals, mortality measured after 10 days was 73.3%, with a median survival time of 6.0 days. In ANG-3777-treated doxycycline-exposed animals, mortality measured after 10 days was 13.3%, and a median survival time could not be calculated due to a small number of deaths in this group. A statistical analysis using Fisher's exact test (a statistical significance test used in the analysis of contingency tables) showed a significant survival benefit and a log-rank (Mantel-Cox) test comparing the two cohorts also showed a significant survival benefit as a result of ANG-3777 treatment (p=0.0008) compared to vehicle treatment.
An in vivo study we conducted to investigate the effect of ANG-3777 on Chlorine (Cl2)-Induced lung injury in mice (adult male C57BL/6 mice (n=66)) showed that ANG-3777 resulted in a significant (p<0.05) reduction in the BAL fluid protein content compared to Cl2 -exposed vehicle treated animals. This indicates that ANG-3777 significantly reduced pulmonary infiltration caused by chlorine exposure.

Additional ANG-3777 Preclinical Studies: Heart
Administration of ANG-3777 in a rat model of acute ischemic injury to the heart (acute myocardial infarction or heart attack) demonstrated a highly significant reduction in infarct size in the ANG-3777 treatment arm compared to the control animals. ANG-3777 demonstrated this response despite the fact that the first dose was administered 48 hours following the initiation of the ischemic injury.
ANG-3777 in Rat Model of Acute Ischemic Injury to the Heart
Additional ANG-3777 Preclinical Studies: Central Nervous System
In a New Zealand white rabbit model of acute spinal cord damage, we scored motor function on a scale of zero (representing complete recovery) to five (representing a total loss of limb function). In this model, administration of ANG-3777 improved neurological function as measured by lower neurological deficit scores compared to controls, as reflected in the following figure.

We have also studied ANG-3777 in a male Wistar rat model of acute brain injury due to stroke. In the study, administration with ANG-3777 demonstrated a statistically-significant reduction in the extent of brain injury as measured by infarct size.
Brain Infarction Size
(4 hour Delayed Treatment)
We collaborated with researchers at Duke University, Massachusetts General Hospital and Harvard Medical School on an extensive set of experiments to evaluate the CNS distribution and activity of ANG-3777 associated with acute ischemic injuries. The results were published in the Journal of Cerebral Blood Flow and Metabolism and demonstrated good penetration of ANG-3777 across the blood-brain barrier (BBB) with very good distribution in the cerebrum, cerebellum, medulla, and the spinal cord relative to exposure blood levels. In one of the analyses in the paper, 40 rats were randomized 21 to ANG-3777 and 19 to vehicle. Rats either had temporary (A) or permanent (B and C) or cerebral artery occlusion. Rats in groups A and B were 10-12 weeks old, rats in group 3 were aged (22 months). Two vehicle and six ANG-3777 rats died prior to the final analysis at day 28, with the causes of death unable to be determined. Rats were then given a neurological deficit score, with a score of zero being no neurological deficit and a score of 48 being the maximum possible worst score. As shown in the figure below, ANG-3777 demonstrated a statistically significant reduction in the magnitude of neurological deficit in each of the groups studied. (Group A p< 0.0001, Group B p=0.007, Group C p=0.009, all ANG-3777 versus vehicle).
Neurological Deficit Score
Additional ANG-3777 Preclinical Studies
Given the well-publicized effort to target c-Met for the treatment of cancer, we performed a number of safety analyses to ascertain whether ANG-3777 causes tumorigenesis (initiation of cancer) or enhances the growth of existing tumors (promotion of cancer). In clinical studies, ANG-3777 is administered for only three or four doses, which is unlikely to be a sufficient exposure to cause tumorigenesis based on the literature on HGF and animal models studied both by us and by independent researchers. We completed multiple animal studies demonstrating ANG-3777 had no enhancing effect in murine tumor models. In c-Met positive pancreatic, colon and brain tumor cells, tumors were given time to become established. In all three models, animals were treated with either vehicle or various doses of ANG-3777. These models demonstrated no increase in the growth of tumors with ANG-3777 compared to vehicle.
Researchers at the U.S. National Cancer Institute demonstrated c-Met suppressed tumor growth in a liver cancer model. Immunodeficient mice were implanted with A431 (c-Met positive) squamous cell carcinoma cell line transfected to express increased HGF with no effect on tumor cell growth in mice.
ANG-3070, Our Second Product Candidate
Our second product candidate, ANG-3070, is a highly selective, orally-bioavailable small molecule tyrosine kinase receptor inhibitor (TKI) developed internally as a potential treatment for fibrotic diseases, particularly in the lung and kidney. ANG-3070 has demonstrated proof of concept in a variety of animal models as an anti-fibrotic agent and has shown in vitro the ability to inhibit pro-fibrosis tyrosine kinases at levels achievable with oral administration.
Within fibrosis, we believe there is promising therapeutic potential for ANG 3070 in primary proteinuric diseases, a group of kidney diseases characterized by excess urinary protein excretion, and in non-proteinuric kidney disease at high risk of progression. We have entered into a collaboration agreement with The Regents of the University of Michigan, providing us with access to the Nephrotic Syndrome Study Network (NEPTUNE) in order to find additional markers of fibrosis and risk of progression in nephrotic syndrome patients. The goal of this collaboration is to allow us to select an enriched set of patients for future studies where ANG-3070 may be most likely to provide a clinical benefit based on the overlap between the apparent disease-driving networks in these patients and the kinase inhibition profile of ANG-3070. In December 2019, we initiated a Phase 1 randomized, double-blind, placebo-controlled healthy-volunteer study in Australia to assess the safety, tolerability, pharmacokinetics and food effect of ANG-3070, comprised of both, single-and multiple-ascending dose cohorts. We plan to initiate a Phase 2 trial of ANG-3070 in 2021 and are considering indications such as primary proteinuric renal disease patients and potentially non-proteinuric renal diseases at high risk of progression. We aim to enroll patients with a variety of syndromes in this trial, grouping patients with multiple disease types and/or similar fibrotic disease-related biomarkers into a single trial.

Tyrosine Kinase Inhibitors and Fibrotic Diseases
Tyrosine kinase inhibitors (TKIs) are known to affect a wide array of biochemical pathways, including the mediation of tissue inflammation and fibrosis. TKIs are one of the largest classes of newly approved drugs, with more than 25 approved molecules worldwide targeting a limited number of pathways believed to affect relevant diseases. However, tyrosine kinases are ubiquitous proteins and there is significant overlap in their structures and binding sites. This can lead to binding against unintended tyrosine kinase targets and these off-target effects are largely responsible for the toxicity associated with TKIs.
To date, we have focused our research efforts on the key fibrotic pathways impacted by tyrosine kinases the intersecting nodes between these pathways, and the correlation of genomic and proteomic signatures for different types of fibrosis within these known pathways. This precision medicine approach enabled us to design ANG-3070 with improved specificity and receptor-binding affinity to deliver promising activity in fibrotic pathways while limiting off-target inhibition. In preclinical models, IND-enabling toxicology studies and in preliminary data from our Phase 1 healthy-volunteer trial, ANG-3070 was well tolerated at pharmacologically-relevant doses and exposures.
ANG-3070 was designed with the intent of enhancing the activity of kinases involved in reducing inflammation and the progression of fibrosis. Four kinase receptors targeted by ANG-3070 include platelet-derived growth factor receptor alpha and beta (PDGFRa and PDGFRb, respectively) and Discoidin Domain Receptors 1 and 2 (DDR1 and DDR2). ANG-3070 has demonstrated potent, low nanomolar IC50s (a standard measure of drug potency) to these tyrosine kinase receptors as shown in the figure below. These four tyrosine kinase receptors are implicated in a number of diseases and targeting them effectively could provide a therapeutic benefit to patients across a variety of different diseases.
Disease Overviews and Markets
Fibrosis is a part of the body's natural healing response to organ injury. When it becomes dysregulated, fibrosis can be highly detrimental to a normal organ's architecture and function, potentially leading to death. Two major organs commonly impacted by fibrosis are the kidney and the lung.

Primary Renal Diseases
IgA nephropathy (IgAN) is the most common glomerulonephritis (GN, the inflammation of the cells in the kidney responsible for filtering the blood) globally and is responsible for between 10% and 20% of all GN in the United States. The prevalence in estimated at up to 150,000 in the United States. IgAN is caused by deposits of immunoglobulin A in the glomeruli thereby disrupting renal function and causing blood in the urine (hematuria) and abnormal levels of proteins in the urine (proteinuria). IgAN progresses steadily over time, with approximately 30% to 40% of patients developing ESRD over 20 to 30 years, including 20% of children developing ESRD within 20 years of diagnosis. Like other primary renal diseases with high rates of nephrotic syndrome, there are no approved therapies specifically for IgAN.
Alport's Syndrome (AS) is a genetic renal disease and is the second most common inherited cause of kidney failure. AS affects approximately 30,000 to 60,000 people in the United States. AS is caused by a genetic defect in type IV collagen, a component of the glomerular basement membrane in the kidney, resulting in defects in its structure and function. In some patients with inherited AS, the disease can progress very rapidly leading to kidney failure in early adulthood. As in other forms of CKD, progressive fibrosis plays an important role in the pathophysiology and progression of AS. With no approved therapies to stop progressive loss of kidney function, AS represents a rare disorder with significant unmet need.
Focal Segmental Glomerulosclerosis (FSGS) is a rare form of nephrotic disease (disease in which kidney damage allows proteins to leak into the urine) in which scar tissue develops in the glomeruli, the structures in the kidneys responsible for filtering waste from the blood. FSGS accounts for about 40% of adults with nephrotic syndrome and about 20% of children with nephrotic syndrome. In many cases, the cause of FSGS is unknown (idiopathic). In other cases, the scarring may occur because of another condition such as HIV infection, sickle cell disease, obesity, autoimmune diseases or genetic causes. It is estimated that FSGS affects up to 40,000 patients in the United States, with a similar prevalence in Europe. More than 5,400 patients in the United States are diagnosed with FSGS every year, a number likely underestimated because of the limited number of biopsies performed to confirm the diagnosis. The disease affects those of African descent more than other demographics. Current treatments for FSGS, corticosteroids and immunosuppressive drugs, are effective only in 25% to 35% of patients. Both of these therapeutic options were developed decades ago for other indications and have been repurposed for FSGS given no approved therapy exists for this indication.
Idiopathic Pulmonary Fibrosis
IPF is characterized by progressive scarring (fibrosis) of the lungs, which leads to their deterioration and destruction. Over time, patients' lung scarring progresses and breathing becomes difficult, often resulting in the lungs failing to take in enough oxygen to meet the body's needs. IPF is an aggressive form of lung disease with a median survival of two to three years from diagnosis. The course of the disease is highly variable. Certain patients become seriously ill within a few months, while others may survive for five years or longer. Most deaths in IPF occur from progression of lung fibrosis leading to respiratory failure. According to the NIH, approximately 100,000 people in the United States have IPF, and approximately 30,000 to 40,000 new cases are diagnosed each year, usually affecting people between the ages of 50 to 70. EU incidence rates are estimated to be similar. Over half are undiagnosed in the mild category alone, while more could be underdiagnosed. The disease is of unknown cause and represents an important unmet medical need.
There are currently two approved therapies for IPF, pirfenidone (Esbriet®, sold by Roche/Genentech) and the TKI nintedanib (OFEV®, sold by Boehringer-Ingelheim). Despite neither therapy having a demonstrated impact on patient survival, the two drugs generated approximately $2.3 billion in combined 2018 worldwide sales. OFEV use is associated with undesirable gastrointestinal side effects and liver toxicity. If approved for IPF and successfully commercialized, we would expect ANG-3070 to compete with these two approved drugs. However, there is no guarantee that ANG-3070 will generate comparable revenues.
Our Solution: ANG-3070 for the Treatment of Chronic Fibrosis
By targeting tyrosine kinases receptors involved in fibrogenesis such as PDGFRa, PDGFRb, DDR1 and DDR2, ANG-3070 could be an important potential therapeutic addressing a number of fibrotic conditions in primary renal diseases and IPF. To explore the applicability of ANG-3070 to various diseases with fibrotic etiologies, we have conducted a number of preclinical in vivo animal studies.

Puromycin aminonucleoside (PAN) induced kidney injury is a frequently used model of glomerular injury and proteinuria. We completed studies in a rat PAN model associated with proteinuria similar to the human disease, FSGS. ANG-3070 treatment in this model significantly reduced proteinuria compared with the vehicle (placebo) treatment as reflected in the following figure.
ANG-3070 Reduced Proteinuria in a PAN
Model of Renal Disease
Data from this model indicate treatment with ANG-3070 significantly mitigated peritoneal fluid accumulation (p<0.001), a quantitative measure of ascites production, which is a clinically-relevant endpoint often associated with proteinuric kidney disease. Decreased proteinuria and improved renal function were also seen. Glomerular hypertrophy, a measure of glomerular dysfunction, was also reduced by ANG-3070 (p<0.05). Glomerular COL-3 accumulation, a measure of scarring, was also reduced (p£0.05). Overall, the data suggest use of ANG-3070 for the treatment of proteinuric kidney disease as is observed in steroid refractory focal segmental glomerulosclerosis warrants further investigation.
We also administered ANG-3070 in a 5/6 nephrectomy, or remnant kidney, model in rats, a model commonly used to simulate chronic renal disease and kidney adaptation to progressive loss of nephrons (functional units within the kidney). In the study, administration of ANG-3070 reduced both proteinuria (as measured by albuminuria) and markers of collagen deposition (hydroxyproline (HYP) the end result of fibrosis) in an apparent dose-dependent manner, as reflected in the following figures.
ANG-3070 Attenuated Renal Dysfunction in Remnant Kidney Model in Older Rats
In CKD, the rate of protein excretion in the urine (proteinuria) is a strong predictor of kidney and cardiovascular outcomes. A spontaneous or treatment-induced reduction in proteinuria is associated with a reduction in the risk of adverse outcomes. The connection is well-established enough that a reduction in proteinuria has been accepted by the FDA as a surrogate endpoint for drug approval in primary glomerular diseases.

One of the most widely used models of lung fibrosis uses endotracheal administration of bleomycin, a chemotherapeutic agent, to induce fibrosis, replicating many elements of IPF. We evaluated pulmonary fibrosis using picrosirius red staining and levels of TGF-b (a pro-fibrotic cytokine) to assess ANG-3070's effects on markers of lung fibrosis. On both measures, ANG-3070 showed significant reductions relative to vehicle.
Taken together, the data from this model indicate therapeutic intervention with ANG-3070 significantly decreased lung weights, lung hydroxyproline, lung histopathological score, picrosirius red collagen staining and TGFb 1 staining compared to a bleomycin-exposed vehicle control animals. Each of these measures is reflective of a decrease in pulmonary fibrosis, or scarring of the lung, typical in fibrotic lung diseases like pulmonary fibrosis.
Additional preclinical in vivo studies have further demonstrated the potential activity of ANG-3070 in fibrotic diseases. These include in vivo studies examining the effect of ANG-3070 in the following models:
▪In a pulmonary fibrosis model using transgenic mice with lung-specific overexpression of TGFb-1, oral administration of ANG-3070 significantly decreased, compared to vehicle, lung fibrosis in transgenic mice overexpressing TGFb1 in the lung. In particular, ANG-3070 significantly decreased, compared to vehicle, lung fibrotic score by the Ashcroft scale (p=0.005), collagen content as measured by hydroxyproline (p=0.005) and fibrotic marker aSMA (p=0.026) expression. ANG-3070 also decreased, compared to vehicle, PSR staining signal, however the results were not statistically significant (p=0.053).
▪In a bleomycin-induced scleroderma/systemic sclerosis mouse model, treatment with ANG-3070 in established scleroderma/SSc significantly decreased dermal thickness and skin histopathological injury/fibrotic score as compared to vehicle (p<0.01 and p<0.05, respectively). ANG-3070 treatment also reduced lung weight (p<0.01), lung hydroxyproline (p<0.01) and lung fibrotic score (p<0.05), and decreased kidney hydroxyproline (p<0.001) and picrosirius red staining (p<0.05). As such, ANG-3070 demonstrated anti-fibrotic improvement in the skin, lung and kidney.
▪In a rat DOCA/Salt model of hypertension, proteinuria, and renal dysfunction resembling human FSGS, oral administration of ANG-3070 reduced renal damage (p<0.001), renal fibrosis (p<0.05), proteinuria (p<0.001) and albuminuria (p<0.05).
Clinical Development of ANG-3070
In December 2019, we initiated a Phase 1 randomized, double-blind, placebo-controlled study in Australia to assess the safety, tolerability, pharmacokinetics and food effect of ANG-3070 in healthy volunteers. Enrollment in the study is now complete and we expect to report data on this study in the first half of 2021.

As of December 2020, 97 healthy adult volunteers were enrolled in the study with 72 receiving ANG-3070 and 25 receiving placebo to assess the safety, tolerability, pharmacokinetics and food effect of ANG-3070.
As represented in the figure below, in Part A, healthy volunteers were given ascending single doses of ANG-3070 ranging from 50 mg to 600 mg to assess the safety, tolerability, pharmacokinetics and food effect of ANG-3070 at different doses. We are investigating an additional cohort of 600 mg to further assess the effect of food on ANG-3070 dosing. In Part B, healthy volunteers were given either twice-daily doses ranging from 50 mg to 500 mg under fasting conditions over two weeks or once-per-day doses ranging of 400 mg and 600 mg with meals over two weeks.

We received preliminary pharmacokinetic and food effect data, plus blinded safety and tolerability data, from this study, with a cutoff date of December 2, 2020. As of the cut-off date, ANG-3070 was generally well-tolerated at all doses and there were no Serious Adverse Events reported at any dose schedule or level in the preliminary safety reports. The reported (non-serious) Adverse Events (AEs) were seen mostly at higher doses, 600 mg administered once-daily and 500 mg administered twice-daily over two weeks. These AEs included nausea, abdominal cramps and diarrhea. Generally, these AEs were mild to moderate.
In the single-dose cohorts where ANG-3070 was taken without food, ANG-3070 was rapidly absorbed with a maximum level in the bloodstream 1-2 hours post dosing. The half-life of ANG-3070 was 10 hours at the 400 mg single doses. Inter-subject variability was generally moderate to low, meaning most subjects in the same ANG-3070 dose cohort had similar pharmacokinetics. The Phase 1 data available thus far show ANG-3070 has a good dose-exposure relationship and we believe ANG-3070 has the potential to be used as a once-daily oral anti-fibrotic therapy, if approved.
The multiple-dose cohorts where ANG-3070 was taken for two weeks twice a day without food saw similar ANG-3070 pharmacokinetic data as was seen in the single-dose cohorts when comparing the same dose levels. ANG-3070 did not significantly accumulate in the bloodstream after 14 days of dosing.
When ANG-3070 was taken with food, the maximum bloodstream absorption of ANG-3070 was delayed and the blood concentration (Cmax) was reduced when compared to the data observed when ANG-3070 was administered at the same dose fasted. However, total drug exposure as measured by area under the curve was not different whether ANG-3070 taken with or without food. This indicates administration with food may mitigate potential side effects without compromising efficacy.
We believe the preliminary safety and pharmacokinetic data support the initiation of a Phase 2 clinical trial. Subject to the final results from this trial and discussions with the FDA, we plan to advance ANG-3070 into Phase 2 clinical development in 2021, and we are considering indications, such as primary proteinuric renal diseases and potentially non-proteinuric renal diseases at high risk of progression.
ROCK2 Inhibitor, Our Third Product Candidate
Our third product candidate is a highly selective, orally-bioavailable, small molecule inhibitor of ROCK2 developed internally as a potential treatment for fibrotic and other diseases. We expect the first indication for our ROCK2 inhibitor to be a chronic fibrotic indication such as CKD, IPF or nonalcoholic steatohepatitis (NASH). Given the heterogeneity of these diseases, we believe this program will benefit from our precision medicine approach and use of established clinical biomarkers to guide patient selection and monitoring.
ROCK2 in Fibrotic and Other Diseases
Rho-associated coiled-coil forming protein kinase (ROCK) signal transduction pathways are implicated in the development of fibrosis. Inhibition of the ROCK isoforms ROCK1 and ROCK2 has shown promise in treating fibrosis in animal models. However, use of a non-isoform-specific ROCK inhibitor (i.e., dually inhibits ROCK1 and ROCK2)

has been associated with inducing hypotension. Recent scientific work using specific genetic or pharmacological inhibition of ROCK2 indicates ROCK2 inhibition alone can result in anti-fibrotic activity without causing hypotension. These findings informed our strategy to develop ROCK2-specific inhibitors as a potential treatment for fibrosis.
Multiple dual ROCK1/2 inhibitors have received regulatory approval, including ripasudil (Glanatec®), which is approved in Japan for treating glaucoma and ocular hypertension, fasudil (ErilTM), which is approved in Japan and China for treating cerebral vasospasm in hemorrhagic stroke, and netarsudil (Rhopressa®), which is approved in the United States for the treatment of glaucoma. A ROCK2-selective inhibitor belumosudil is currently under review by the FDA for the treatment of chronic graft-versus-host disease.
Elevated expression of ROCK2 has been implicated in a number of chronic fibrotic conditions and other diseases. ROCK2 is significantly upregulated in fibrotic kidneys in both pediatric and adult patients, with ROCK2 levels positively correlated with the severity of the fibrosis. Study of ROCK2 inhibition in the unilateral ureteral obstruction (UUO) model of kidney fibrosis showed ROCK2 inhibition alleviates renal fibrosis. Furthermore, in a mouse model of IPF, researchers found mice with either ROCK1 or ROCK2 genetically deleted were protected from bleomycin-induced IPF, indicating specifically targeting either ROCK isoform would be an effective therapeutic strategy against IPF. ROCK2 expression in vitro has also been associated with co-expression of fibrotic liver markers. Elevated ROCK2 levels are seen in cardiac hypertrophy, cardiac fibrosis and diastolic dysfunction. ROCK2 has also been shown to play a role in neurodegenerative disorders such as amyotrophic lateral sclerosis, Parkinson's disease and Alzheimer's disease. As a result, we believe a potent ROCK2 inhibitor should prevent disease progression in chronic fibrotic diseases and potentially be useful in a variety of other cardiac and neurodegenerative disorders.
Dual ROCK1/2 inhibitors have problematic side effects including hypotension and increased vascular permeability. In an in vitro analysis measuring binding affinity for ROCK2 and ROCK1, our ROCK2 selective inhibitors show much stronger binding affinity for ROCK2 versus ROCK1. We believe high selectivity for ROCK2 could provide enhanced tolerability, potentially supporting long-term systemic use.
We expect to select a lead compound from our ROCK2 inhibitor program in 2021.
CYP11B2 (Aldosterone Synthase) Inhibitor Program
Aldosterone is a hormone produced in the adrenal glands which helps control the body's blood pressure by causing the kidneys to retain salt and excrete potassium, thereby increasing water retention, blood volume and blood pressure. CYP11B2 is a member of the broad cytochrome P450 family, and is responsible for the biosynthesis of aldosterone. There are a number of diseases associated with dysregulated aldosterone, including primary hyperaldosteronism (Conn's Syndrome), refractory hypertension, congestive heart failure and kidney fibrosis. As a result, we believe that inhibition of CYP11B2 could potentially be used in aldosterone-related diseases.
The renin-angiotensin-aldosterone system (RAAS) is responsible for producing aldosterone to maintain blood pressure. Two major approaches to modulating the RAAS pathway are angiotensin converting enzyme inhibitors (ACE inhibitors) and angiotensin receptor blockers (ARBs). There are eighteen FDA-approved ACE inhibitors/ARBs, and while these drugs are generally quite effective in controlling hypertension, aldosterone breakthrough or escape happens in approximately 10% to 50% of patients depending on the duration of therapy studied and the definition of 'breakthrough'. Aldosterone excess is estimated to be the primary cause in approximately 20% of patients with resistant hypertension, or nearly 2 million patients in the United States alone.
Two mineralocorticoid receptor antagonists (MRAs), spironolactone and eplerenone, plus a late-stage compound (finerenone), are also involved in blocking the effects of aldosterone. MRAs act by binding to the mineralocorticoid receptor to prevent aldosterone from having its biologic effect on blood pressure and renal excretion and absorption of salt and potassium. Both approved MRAs have the downside of increasing circulating levels of aldosterone, leading to increased activity of aldosterone through its non-MR mechanisms. Aldosterone acts on the vascular system by inducing oxidative stress, inflammation, fibrosis and endothelial dysfunction through both MR-dependent and MR-independent pathways. As such, increased levels of aldosterone has direct deleterious effects on the progression of congestive heart failure and kidney fibrosis.
We are leveraging our extensive experience in developing cytochrome P450 modulators to develop compounds with improved specificity for CYP11B2 relative to CYP11B1. In non-human primate models, one of our lead test compounds markedly reduced aldosterone production following an ACTH challenge while having a minimal impact on cortisol production. We expect to select a lead compound from our CYP11B2 inhibitor program and initiate IND-enabling studies for the program in 2021.
Manufacturing
We rely upon third party contract manufacturing organizations to manufacture and supply product candidates for our clinical trials, and we will rely on such manufacturers to meet commercial demand. We expect this strategy will enable us to maintain a more efficient infrastructure, avoiding dependence on our own manufacturing facility and equipment, while simultaneously enabling us to focus our expertise on the clinical development and future commercialization of our products. Currently, we rely on and have agreements with a single third party contract manufacturer to supply the drug substance for ANG 3777 and with a single third-party contract manufacturer to manufacture all clinical trial supplies of ANG 3777, and we expect to enter into commercial supply agreements with such manufacturers prior to any potential approval of ANG 3777. We currently have sufficient inventory of ANG 3777 to meet all requirements for our planned clinical trials. We expect to complete process validation steps for ANG 3777 in 2022 and, at such time, we expect to have enough drug inventory for at least two years.
ANG 3777 drug substance is manufactured via conventional organic synthetic procedures, starting from raw materials and reagents commercially available in large quantities. ANG-3777 drug product is manufactured via conventional pharmaceutical processing procedures, employing commercially available excipients and packaging materials. The procedure and equipment employed for manufacture and analysis are consistent with standard organic synthesis or pharmaceutical production, and are transferable to a range of manufacturing facilities, if needed.
Prior to the first regulatory approval of ANG-3777 for DGF or CSA-AKI in the United States or the European Union, Vifor Pharma will assume responsibility of the commercial manufacture of ANG-3777 for such indications in accordance with a supply agreement to be negotiated in good faith between Vifor Pharma and us. Vifor Pharma's right under the Vifor License does not restrict our rights to develop and manufacture ANG-3777 globally for non-Renal Indications or in support of the Sinovant License, subject to certain protections for Vifor Pharma consistent with the terms of the Vifor License.
Similarly, we rely on and have agreements with a single third-party manufacturer to supply drug substance for ANG 3070 and a separate single source third party manufacturer to supply clinical trial supplies of ANG 3070.
We are in discussions with third party manufacturers to find additional suppliers to produce our other product candidates.
Competition
The biotechnology and pharmaceutical industries are characterized by intense competition and rapid innovation. Although we believe our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies in the treatment of acute organ damage and our other therapeutic areas, our competitors may be able to develop other compounds, drugs, or therapies capable of achieving similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We believe the key competitive factors affecting the development and commercial success of our product candidates will be whether or not such product candidates are deemed to be safe and effective by relevant regulatory authorities, as well as their tolerability profile, reliability, convenience of dosing, price, and reimbursement.
There is currently limited competition for ANG-3777 in the nephrology space. Quark Pharmaceuticals, Inc. has an anti-p53 siRNA molecule, QPI-1002. In December 2018, Quark's majority shareholder, SBI Holdings, announced QPI-1002 failed to meet its prespecified primary efficacy endpoint of a reduction in dialysis days in a Phase 3 registration trial for DGF prevention. Quark is also currently investigating QPI-1002 for CSA-AKI in a Phase 3 trial based on results observed in a pre-defined subgroup of patients in a Phase 2 trial. In addition, we are aware of Astellas Pharma Inc. and Alloksys Life Sciences B.V., which are advancing ASP1128 and bRESCAP respectively for AKI following coronary artery bypass graft and/or valve surgery. ASP1128 is currently in a Phase 2 clinical trial whilst bRESCAP is in a Phase 2/3 clinical trial.

In ALI, for COVID-19, there are a number of preventative vaccines in development with one receiving an Emergency Use Authorization approval and another nearing regulatory approval. Vaccine coverage and efficacy will be less than 100%, in our view, necessitating therapeutic intervention for these patients. There are hundreds of clinical trials examining various methods of treating COVID-19 related acute lung injury. To date, only a small number of these trials have resulted in data positive enough for regulators to approve therapeutics on either an emergency use or permanent basis. Therapeutics receiving Emergency Use Authorization for the treatment of COVID-19 patients include but are not limited to co-administration of casirivimab and imdevimab from Regeneron Pharmaceuticals, Inc., baricitinib (in combination with remdesivir), and bamlanivimab from Eli Lilly, and remdesivir from Gilead Sciences, Inc. In ARDS, there are no approved therapies but a number of companies have Phase 3 programs under way in the United States including brexanolone from Sage Therapeutics, ravulizumab from Alexion, siltuximab from EusaPharma (UK) Limited, alteplase from Boehringer Ingleheim, MultiStem from Athersys, ruxolitinib from Incyte, and aviptadil from NeuroRX.
In an effort to expand ANG-3777's therapeutic area, we are currently exploring indications associated with the central nervous system. We are aware of Athira Pharma's ATH-1017, a small molecule that enhances HGF/c-Met activity and it is currently in two Phase 2 clinical trials for Alzheimer's Disease. Other programs targeting the HGF/c-Met pathway is Kringle Pharma's KP-100, a recombinant human HGF. KP-100 is currently being investigated in a Phase 2 clinical trials for amyotrophic lateral sclerosis and a Phase 3 trial for acute spinal cord injury in Japan.
With respect to ANG-3070, in fibrosis-related primary renal diseases clinical programs in this space include bardoxolone methyl from Reata Pharmaceuticals, Lademirsen from Sanofi Genzyme, Sparsentan from Retrophin, Bleselumab from Astellas Pharma, and Tesevatinib from Kadmon Holdings. In IPF, there are two approved therapies, pirfenidone (Esbriet®, sold by Roche/Genentech) and nintedanib (OFEV®, sold by Boehringer-Ingleheim). There are several programs currently in development for IPF, including an anti-CTGF antibody from Fibrogen, Inc., a GPR84 inhibitor and an ENPP2 inhibitor from Galapagos NV, a Wnt-pathway inhibitor from United Therapeutics Corporation/Samumed, LLC.
With respect to competition for our ROCK2 inhibitor, netarsudil ophthalmic solution from Aerie Pharmaceuticals, Inc. was first approved by the FDA in 2017 as a topical agent for reducing intraocular pressure in patients with open-angle glaucoma and ocular hypertension. Other competition in clinical development include Kadmon Holdings, Inc.'s belumosudil (KD025), a ROCK2 inhibitor with reduced selectivity against ROCK1, in the clinic for several indications, including chronic graft versus host disease, systemic sclerosis and IPF. We are also aware of other ROCK2 inhibitors in preclinical development.
Regarding competition for our CYP11B2 inhibitor, PhaseBio's CYP11B2 inhibitor PB6440 is preparing for Phase 1 trials in 2021 in treatment resistant hypertension. CinCor Pharma's RAAS pathway inhibitor CIN-107 is in Phase 2 trials for resistant hypertension and primary aldosteronism.
Across each of our development areas, other, potentially competitive, clinical-stage technologies are being developed. Also, companies developing preclinical molecules could decide to pursue development in our chosen indications and potentially compete with us. This could lead to commercial challenges as well as difficulties enrolling clinical trials if they were to target the same indications we are pursuing.
Intellectual Property
The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. We pursue various avenues of intellectual property protection, including consideration of patent, trademark, and trade secret strategies. We have sought patent protection in the United States and internationally for our programs relating to small molecule compounds that have HGF-like activities (including ANG-3777), our tyrosine kinase inhibitors (including ANG-3070), our ROCK2 inhibitors and our CYP inhibitors. Our patent strategy seeks to protect our product candidates by filing patent applications, in the United States and in relevant foreign jurisdictions, and we pursue multi-faceted protection, as available, for example to relevant small molecule compounds and analogs, pharmaceutical compositions and related methods of manufacture and use. Our policy is to pursue, maintain and defend patent rights in order to protect the technology, inventions and improvements that are commercially important to our business. We also rely on trade secret protection for certain intellectual property that may be important to the development of our business, and expect to pursue trademark registrations for brand names or other text or images that may provide commercial value.
In the United States and worldwide, issued patents have a presumptive term, assuming all maintenance fees are paid, of twenty years from their earliest non-provisional filing date. Certain jurisdictions offer opportunities to extend this term. For example, the U.S. Patent and Trademark Office (USPTO) may add term to a patent (referred to as Patent Term Adjustment) if delays by the USPTO of certain activities exceed prespecified durations, from which delays by the Applicant are subtracted. Additionally, many jurisdictions, including the United States and Europe, provide opportunities for extending the term of patents relating to approved pharmaceutical products or their approved uses. In the United States, a single patent can be extended per approved product, for a period (referred to as Patent Term Extension) of up to five years, depending on the dates of patent issuance relative to submission of an application for premarketing approval (i.e., of a New Drug Application or a Biologics License Application) under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar restoration of term is available in Europe under so-called Supplementary Protection Certificate rights, and extensions under similar policies may be available in other countries.
Depending upon the timing, duration and specifics of FDA marketing approval of ANG-3777 and our other product candidates, if any, one or more of our patents may be eligible for limited Patent Term Extension under the Hatch-Waxman Act in the United States, Supplementary Protection Certificate in Europe.
Our commercial success will depend in part on obtaining and maintaining patent protection and/or other intellectual property protection for our current and future product candidates, including for their use, production, formulation, etc., with commercially relevant terms; our commercial success may also depend in part on our ability to successfully defend our patent and/or other intellectual property rights against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell and/or importing our products may depend on the extent to which we have rights under valid and enforceable intellectual property rights that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. Additionally, we cannot be certain that we will always be able to establish sufficient ownership rights to ensure complete or necessary control over our intellectual property rights as required in order to obtain, maintain, and/or enforce them. For these and more comprehensive risks related to our intellectual property, please see "Risk Factors—Risks Relating to Our Intellectual Property." The expiration dates of the patents discussed below assume in all cases that the appropriate maintenance, renewal, annuity, or other governmental fees are paid to maintain the patent(s) in force for the full extent of their term and any extension(s) thereof.
ANG-3777
The patent portfolio for ANG-3777 includes patents and patent applications that describe and/or specifically claim pharmaceutical compositions whose active agent is ANG-3777 and uses thereof, as well as compounds structurally related to ANG-3777, pharmaceutical compositions and uses thereof. As of January 1, 2021, we owned issued patents in the United States that claim, among other things, pharmaceutical compositions comprising ANG-3777. We also owned issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan. Granted European patents have been validated in the following European countries: Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Sweden, Switzerland/Liechtenstein, and the United Kingdom.
We have issued claims to pharmaceutical compositions containing ANG-3777 and methods of use that should remain in force, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, in the United States until 2024, and in other jurisdictions until 2023.
An aqueous formulation of ANG-3777 and analogues of sufficient solubility for intravenous administration is the subject of claims in a patent issued in the United States that will expire in 2030 assuming continued payment of all maintenance fees.
We have issued United States patents on the use of ANG-3777 and related compounds for the treatment of chronic obstructive pulmonary disease, (COPD), and scleroderma, which expire in 2028 and 2029, respectively.
We have issued claims in the United States to solid forms of ANG-3777, and an international application filed under the Patent Cooperation Treaty (PCT) is pending. Patents issuing from these applications will expire in 2040.
We have filed a PCT application directed to the use of ANG-3777 in the treatment of delayed graft function. Patents issuing from corresponding national applications will expire in 2040.

As of January 1, 2021, we had filed two provisional patent applications relating to ANG-3777 whose twenty-year presumed terms expire in 2041.
Under the Hatch-Waxman Act, a single patent term restoration of up to five years in the United States may be available. We also may be eligible for similar restoration of term in Europe under supplementary protection, certificate rights, and similar extensions in certain other countries.
ANG-3070 Kinase Inhibitor Program
As of January 1, 2021, compound, pharmaceutical composition and methods of use claims to our kinase inhibitors are covered in patents issued in the United States. We also owned issued patents in Australia, China, Europe, Hong Kong, Israel, India, Japan; and a pending application in Canada. The European patent was validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey, and the United Kingdom. A continuation application is pending in the United States. These patents, and patents that may issue from the pending applications, provide patent protection until 2033, assuming payment of all appropriate annuities and/or maintenance fees.
We have filed a United States patent application directed to the use of ANG-3070 in the treatment of polycystic kidney disease (PKD) with a twenty-year presumed term expiring in 2034. We have filed a PCT application directed to the use of ANG-3070 in the treatment of irritable bowel syndrome (IBS). Patents issuing from corresponding national applications will expire in 2040.
As of January 1, 2021, we had filed three provisional patent applications relating to ANG-3070 whose twenty-year presumed terms expire in 2041.
Under the Hatch-Waxman Act, a single patent term restoration of up to five years in the United States may be available. We also may be eligible for similar restoration of term in Europe under supplementary protection certificate rights, and similar extensions in certain other countries.
ROCK2 Inhibitor Program
The patent portfolio for the ROCK2 inhibitor program includes pending applications in the United States, Australia, Canada, China, Europe, Israel, India, and Japan, each of which would have presumed twenty-year terms expiring in 2038. We have also filed a Patent Cooperation Treaty (PCT) application and a provisional application, each of which recite claims to compounds, pharmaceutical compositions, and methods of use thereof. Any patents that may issue from national applications of the PCT application or the provisional application would have twenty-year presumed terms expiring between 2040 and 2041.
Licenses and Collaborations
License Agreement with Vifor Pharma
In November 2020, we granted Vifor Pharma, an exclusive, global (excluding Greater China), royalty-bearing license (the Vifor License), for the commercialization of ANG-3777 in all Renal Indications, beginning with DGF and CSA-AKI. The Vifor License also grants Vifor Pharma exclusive rights, with a right to sublicense subject to our consent for certain specified conditions, to develop and manufacture ANG-3777 for commercialization in Renal Indications worldwide (excluding Greater China) in cooperation with us or independently. We retain the right to develop and commercialize combination therapy products combining ANG-3777 with our other proprietary molecules, subject to Vifor Pharma's right of first negotiation with respect to global (excluding Greater China) rights to such combination therapy products in the Renal Indications. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
License Agreement with Sinovant
In August 2018, we granted Sinovant an exclusive, royalty-bearing license with the right to sublicense through multiple tiers subject to our consent for certain specified conditions, for the development and commercialization of ANG-3777 for all therapeutic uses in humans and animals in Greater China (China, Hong Kong, Taiwan and Macau). We also granted Sinovant a non-exclusive license, with the right to sublicense through multiple tiers subject to our consent for certain specified conditions, to manufacture ANG-3777 inside and/or outside Greater China for the development and commercialization of ANG-3777 for all therapeutic uses in humans and animals in Greater China. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Collaboration with the University of Michigan
In 2019, we entered into a subcontractor agreement with The Regents of the University of Michigan (UM), under which we provide funding for a study of ANG-3070 in nephrotic kidney disease. Under this agreement we obtain access to the Nephrotic Syndrome Study Network (NEPTUNE), an integrated group of academic centers, patient support organizations and clinical resources dedicated to advancing the treatment of kidney disorders. The goal of work under this agreement, which we support through a grant from the DOD, is to identify human disease and drug response profiles based upon the genes, networks and pathways that correlate with the therapeutic activity of ANG-3070 in primary focal segmental glomerulosclerosis (FSGS) and other fibrotic diseases. We are obligated to provide to UM up to a total of $520,000 over the course of the project. We have an option to license and commercialize intellectual property generated during the term of the agreement that is solely owned by UM under commercially reasonable terms. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Government Regulation and Product Approval
The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, marketing and promotion, distribution, post-approval monitoring and reporting, sampling, and import and export of drugs, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.
U.S. Drug Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. FDA approval is required before any new drug can be marketed in the United States. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA clinical holds, refusal to approve pending applications, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
▪completion of preclinical laboratory tests and animal studies, all performed in accordance with the FDA's Good Laboratory Practice (GLP) regulations;
▪submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical studies may begin and must be updated annually or when significant changes are made;
▪approval by an independent institutional review board (IRB) representing each clinical site before a clinical study may be initiated;
▪performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (GCP) regulations to establish the safety and efficacy of the product candidate for each proposed indication;
▪preparation of and submission to the FDA of a new drug application (NDA);
▪satisfactory completion of an FDA advisory committee review, if applicable;
▪a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
▪satisfactory completion of an FDA pre-approval inspection of the manufacturing facility(ies) where the product is manufactured to assess compliance with current good manufacturing practice (cGMP) regulations, and of selected clinical investigation sites to assess compliance with GCP; and
▪FDA review and approval of an NDA to permit commercial marketing of the product for its particular labeled uses in the United States.

Preclinical and Clinical Studies
The preclinical and clinical testing and approval process can take many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or condition being treated.
Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and any available human data or literature to support use of the product in humans. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical studies. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development along with any subsequent changes to the investigational plan.
Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for participation in each clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical study site's IRB before a study may be initiated at the site, and the IRB must monitor the study until completed. Each year, sponsors must submit an annual progress report to FDA detailing the status of the clinical trial(s) under an IND, and sponsors must timely report to FDA any serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol, or any findings from other preclinical or clinical studies that suggest a significant risk in humans exposed to the drug. Sponsors generally must also register and report ongoing clinical studies and clinical study results to public registries, including the website maintained by the U.S. NIH, ClinicalTrials.gov.
For purposes of NDA approval, human clinical trials are typically divided into three or four phases. Although the phases are usually conducted sequentially, they may overlap or be combined.
•Phase 1. The drug is initially introduced into healthy human subjects or into patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
•Phase 2. The drug is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.
•Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product approval.
•Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor's agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies.
The FDA, the IRB or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. We may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new drug.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, must include methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.
Submission of an NDA to the FDA
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development and testing are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
An NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product's chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (PDUFA) the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, standard review and Priority Review. Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. According to PDUFA performance goals, the FDA endeavors to review applications subject to standard review within ten to twelve months, whereas the FDA's goal is to review Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity.
The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions.
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure that relevant study data was obtained in compliance with GCP requirements.
After the FDA evaluates the NDA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA's satisfaction in a resubmission of the application, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

As a condition of NDA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (REMS) program to help ensure that the benefits of the drug outweigh its risks. If the FDA determines a REMS program is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug's risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, all REMS programs must include a timetable to periodically assess the strategy following implementation.
Further, product approval may require substantial post-approval testing and surveillance to monitor the drug's safety and efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Moreover, changes to the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities may require submission and FDA approval of a new NDA or NDA supplement before the changes can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that supporting the original approval, and the FDA uses similar procedures in reviewing supplements as it does in reviewing original applications.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates, one or more of which may be available for our current or future products.
New drug products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for frequent interactions with the review team during product development and, once an NDA is submitted, the product may be eligible for Priority Review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
A product intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.
After an NDA is submitted for a product, including a product with a Fast Track designation and/or Breakthrough Therapy designation, the NDA may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as Priority Review and accelerated approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. Depending on whether a drug contains a new molecular entity, Priority Review designation means the FDA's goal is to take action on the marketing application within six to eight months of the 60-day filing date, compared with ten to twelve months under standard review.
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product with Orphan Drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to Orphan Drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity. Orphan Drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and a waiver of the application user fee.
A designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received Orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Pediatric Use and Exclusivity
Even when not pursuing a pediatric indication, under the Pediatric Research Equity Act an NDA or supplement thereto must contain data that is adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With the enactment of the Food and Drug Administration Safety and Innovation Act in 2012, sponsors must also submit pediatric trial plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric trials the sponsor plans to conduct, including trial objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
Separately, in the event the FDA issues a Written Request for pediatric data relating to a drug product, an NDA sponsor who submits such data may be entitled to pediatric exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity which, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing exclusivity.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product's FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced and announced inspections by the FDA and these state agencies, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval of a product if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
▪restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
▪fines, warning or untitled letters or holds on post-approval clinical studies;
▪refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
▪product seizure or detention, or refusal of the FDA to permit the import or export of products; or
▪injunctions or the imposition of civil or criminal penalties.
The FDA may also require post-approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.
The Hatch-Waxman Amendments
ANDA Approval Process
The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments, established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through the NDA process. Approval to market and distribute these generic equivalent drugs is obtained by filing an abbreviated new drug application (ANDA) with the FDA. An ANDA is a comprehensive submission that contains (among other things), data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. However, premarket applications for generic drugs are termed "abbreviated" because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to a referenced proprietary drug. In certain situations, an applicant may obtain ANDA approval of a generic drug with a strength or dosage form that differs from the referenced proprietary drug pursuant to the filing and approval of an ANDA suitability petition. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not equivalent to the referenced proprietary drug or is intended for a different use and it is not otherwise subject to an approved suitability petition. However, such a product might be approved under an NDA, with supportive data from clinical trials.
505(b)(2) NDAs
Section 505(b)(2) of the FDCA, enacted as part of the Hatch-Waxman Amendments, permits the filing of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and which the applicant has not obtained a right of reference. Section 505(b)(2) can serve as a path to approval for modifications to previously approved drugs, such as new indications, formulations, dosage forms, or other conditions of use. If the 505(b)(2) applicant can establish that reliance on the FDA's previous findings of safety and effectiveness for the approved reference drug is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies for the new product. The FDA may approve the new product for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.
Orange Book Listing
In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to submit certain information to the FDA regarding any patents with claims covering the applicant's product or a method of using the product. Upon approval of the NDA, each of the patents is listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant that subsequently files an ANDA or 505(b)(2) application referencing the approved drug must certify to FDA, with respect to each patent listed for the approved drug in the Orange Book: (1) that no patent information was submitted to the FDA; (2) that such patent has expired; (3) the date on which such patent expires; or (4) that such patent is invalid or will not be infringed by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a "paragraph IV certification." For method of use patents, in lieu of submitting a certification, the applicant may elect to submit a "section viii statement" certifying that its proposed label does not contain (or carves out) any language regarding a patented method of use.
If an ANDA or 505(b)(2) applicant does not challenge one or more listed patents through a paragraph IV certification, the FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the reference product have expired.
If an ANDA or 505(b)(2) applicant provides a paragraph IV certification with its application, the applicant must send notice of the paragraph IV certification to the holder of the NDA for the reference product and all patent holders for the patent at issue within 20 days after the ANDA or Section 505(b)(2) application has been accepted for filing by the FDA. The NDA holder and patent owners may then initiate a patent infringement suit against the ANDA or 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement suit within 45 days of the NDA holder's or patent owners' receipt of the notification regarding the paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earliest to occur of 30 months from the date the paragraph IV notice is received, the expiration of the patent, the settlement of the lawsuit or a court decision that the patent is invalid, unenforceable or not infringed. If the NDA holder or patent owners do not bring a patent infringement suit within the 45-day period, they may later bring a patent infringement suit under traditional patent law, but it will not invoke the 30-month stay of approval.
Separate from applicable patent terms and the 30-month stay of approval for paragraph IV applications, the FDA will also refrain from approving an ANDA or 505(b)(2) application until all applicable non-patent exclusivity for the reference drug has expired.
Non-Patent Exclusivity
NDA holders may be entitled to different periods of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the approved drug. For example, an applicant may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (NCE) which is a drug that contains an active moiety that has not been previously approved by the FDA in any other NDA. During the five-year period of NCE exclusivity, the FDA cannot accept any application for a product that contains the same active moiety as the approved NCE; however, the FDA can accept an ANDA or 505(b)(2) application for the same active moiety after a four-year period if such application includes a paragraph IV certification.
In addition, a non-NCE drug may qualify for a three-year period of exclusivity for a change to a previously approved product, such as a new indication or condition of use, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted or sponsored by the applicant. In such case, the FDA is precluded from approving any ANDA or 505(b)(2) application for the protected modification until after the three-year exclusivity period has concluded. However, unlike NCE exclusivity, the FDA can accept an application and being the review process during the exclusivity period.

Other types of non-patent exclusivity include seven-year Orphan Drug exclusivity and six-month pediatric exclusivity (each discussed above).
International Regulation
In addition to regulations in the United States, we could become subject to a variety of foreign regulations regarding development, approval, commercial sales and distribution of our products if we seek to market our product candidates in other jurisdictions. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Other Healthcare Laws
In addition to FDA restrictions on the marketing of pharmaceutical products, other foreign, federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, data privacy and security, and physician payment and drug pricing transparency laws.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and "transfers of value" provided to physicians (as defined by statute), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
Violations of fraud and abuse laws, including state anti-kickback and false claims laws, some of which apply to items or services reimbursed by any third-party payor, including commercial insurers, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid, disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.
Coverage and Reimbursement
Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One third-party payor's decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufactures to provide scientific, clinical support, and commercial support for the use of a product to each payor separately. This can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.
In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.
In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there can be no assurance that a product will be considered medically reasonable and necessary for a specific indication or considered cost-effective by third-party payors in foreign or national-level systems. In the event that an adequate level of reimbursement is not established, then even if a product is approved by global regulatory authorities, it may adversely affect the ability of manufacturers to sell such product profitably.
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain "branded prescription drugs" to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when the Supreme Court will make a decision. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
Data Privacy and Security
Pharmaceutical manufacturers may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon "covered entities" (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act 15 U.S.C § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA became effective on January 1, 2020, which, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for "protected health information" maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the CPRA was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.
In Europe, the GDPR went into effect in May 2018, and imposes strict requirements for processing the personal data of data subjects within the European Economic Area and the United Kingdom. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, following the United Kingdom's withdrawal from the European Economic Area and the European Union, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk.
Human Capital Resources
As of January 1, 2021, we had approximately 53 full-time employees and 22 consultants who provide part-time or full time support to the Company. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
Segment Information
We have one primary business activity and operate as one reportable segment.
Corporate Information
We were incorporated in the State of Delaware on April 6, 1998. Our corporate operations are based in San Francisco, California, our clinical development and regulatory teams are primarily located in Boston, Massachusetts, and our discovery and research programs are based in Uniondale, New York. Our principal executive offices are located at 51 Charles Lindbergh Boulevard, Uniondale, New York 11553, and our telephone number is (415) 655-4899. Our website address is www.angion.com. The information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference into and does not constitute part of this Annual Report on Form 10-K.

Available Information
We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we therefore file periodic reports, proxy statements and other information with the SEC relating to our business, financial statements and other matters. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy statements and other information regarding issuers such as Angion Biomedica Corp.
For more information about us, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, visit our website, www.angion.com. The information found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the coronavirus disease 2019 (COVID-19) pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risk Factors Summary
The following is a summary of the principal factors that cause an investment in the company to be speculative or risky:
Risks Relating to Our Financial Position and Need for Additional Capital
•We are a late-stage biopharmaceutical company with no products approved for sale and we have not generated any product revenue to date. We have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.
•To achieve our goals we will require substantial additional funding, for which capital may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our clinical trials or operations.
•Our operations have historically been funded largely through government grants and contracts, and we may not seek or receive any additional funding under such mechanisms in the future.
Risks Relating to the Development and Regulatory Approval of Our Product Candidates
•COVID-19 could adversely impact our business, including our clinical trials, and financial condition.
•Product development and regulatory approval involve a lengthy and expensive process with uncertain outcomes. We cannot be certain ANG-3777, ANG-3070 or any of our other product candidates will receive or maintain regulatory approval and, without regulatory approval, we and our collaborators will not be able to market our product candidates.
•Delays or difficulties in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for ANG-3777 and our other product candidates.
•Even if we successfully complete ongoing and planned clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.
•Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
•Although we have received Fast Track designation for ANG-3777 for the prevention of DGF, there is no guarantee that ANG-3777 will experience a faster regulatory review or obtain regulatory approval. We may also seek to take advantage of other FDA expedited development and review programs, such as Breakthrough Therapy designation, Accelerated Approval, and Priority Review, but we may fail to qualify for such programs, which could substantially delay the approval of ANG-3777 and our other product candidates. Even if we are successful in obtaining additional designations, our product candidates may still fail to obtain approval.
•Although we have received Orphan Drug designation for ANG-3777 to improve renal function and prevent DGF following renal transplantation, we may be unable to maintain the benefits associated with such designation, including the potential for market exclusivity.
•Our product candidates may have undesirable side effects which may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings, or otherwise limit their sales.
•Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience or be indicative of the effect of our product candidates in the general population.

•Due to the significant resources required for the development and commercialization of our product candidates, we must prioritize development of certain product candidates and/or certain disease indications. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•If manufacturers obtain approval for generic versions of our products or product candidates, our business will be materially harmed.
•Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
•Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and affect the prices we may obtain.
•We rely on single-source third party contract manufacturing organizations to manufacture and supply our product candidates, and if the FDA or foreign regulatory authorities do not approve these manufacturing facilities or if these organizations fail to perform, our ability to obtain regulatory approval or commercialize our product candidates may be harmed.
•Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.
•Changes in structure of or funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
•We have and may continue to conduct future clinical trials outside of the United States. The FDA and other regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
Risks Relating to the Commercialization of Our Product Candidates
•Our business currently depends substantially on the commercial success of ANG-3777, if approved. Our business will be materially harmed if we or our collaborators are unable to successfully commercialize ANG-3777.
•Our existing collaborations as well as additional collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
•If our collaborators cease development and/or commercialization efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.
•Even if approved, our product candidates may not achieve broad market acceptance among physicians, patients, and healthcare payors and, as a result, our revenues generated from their sales may be limited.
•The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Our failure or the failure of our collaborators to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our or their ability to generate revenue from product sales.
•Pricing and reimbursement decisions by government entities and third-party payors may have an adverse effect on the market acceptance of our approved candidates. If there is not sufficient reimbursement for our approved products, it is less likely they will be widely used.
•If we fail to develop ANG-3777 for additional indications or if the market opportunities for ANG-3777, ANG-3070 or any future products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

•We have no sales, marketing, market access or distribution experience and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.
•If serious adverse events or other undesirable side effects are identified during the development of ANG-3777 for one indication, we may need to abandon our development or, if approved, commercial sales of ANG-3777 for other indications.
Risks Relating to Our Business and Strategy
•We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
•We currently depend on single third-party suppliers for the manufacture and supply of drug substance and potential future commercial product supplies for our product candidates, and any performance failure on the part of our supplier could delay the development and potential commercialization of our product candidates.
•We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates, if approved.
•We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth. A deterioration in our relationships with our employees could have an adverse impact on our business.
•We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.
•We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
•Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.
•Under the terms of the government grant funding we have received, the government may compel us to license to a third party, or suspend, terminate or withhold grant funding.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Risks Relating to Our Intellectual Property
•It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position and potential regulatory exclusivity do not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.
•If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.
•Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.
Risks Relating to Our Common Stock
•Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.
•An active, liquid and orderly market for our common stock may not be sustained.
•Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
•If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.
•We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404, which could result in sanctions or other penalties that would harm our business.
•We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
•Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
•We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm's length basis.
•Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
General Risk Factors
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
•Any claims relating to improper handling, storage or disposal of hazardous materials used in our business could be costly and delay our research and development efforts.
•Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
•Our business could be affected by litigation, government investigations and enforcement actions.
•Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.
•If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks potentially adversely affecting our business operations or our stockholders.
•Security breaches, cyber-attacks or other disruptions or incidents could expose us to liability and affect our business and reputation.
•The occurrence of natural disasters, including a tornado, an earthquake, or fire, or any material failure, weakness, interruption, cyber-attack, security incident or any other catastrophic event, could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations, and financial condition.
•We are subject to numerous and varying data privacy and security laws, regulations and standards, and our failure to comply could result in penalties and reputational damage.
•U.S. tax legislation and future changes to applicable U.S. tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.
•Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

•We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
•We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.
•Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers. If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
•The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and we may encounter significant problems in securing and defending our intellectual property rights outside the United States.
•If securities or industry analysts do not publish research or reports about our business, or if an adverse or misleading opinion regarding our stock or business is published by anyone, our stock price and trading volume could decline.

Risks Relating to Our Financial Position and Need for Additional Capital
We are a late-stage biopharmaceutical company with no products approved for sale and we have not generated any product revenue to date. We have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.
We are a late-stage biopharmaceutical company. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet submitted any product candidates for approval or received approval of any product candidate, including for ANG-3777, by regulatory authorities in any jurisdiction, including the United States Food and Drug Administration (FDA).
Since our inception, we have devoted substantially all of our efforts and financial resources to conducting research and development activities, including drug discovery and preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, organizing and staffing our business, business planning, raising capital and providing general and administrative support for these operations. Prior to 2014, our efforts were primarily focused on researching a number of pathways related to serious organ diseases, applying our medicinal chemistry expertise towards creating potential therapeutics to address the unmet medical needs of patients and conducting preclinical and initial clinical development of ANG-3777. During this time period, our operations were funded primarily through the receipt of U.S. government grants and contracts. In 2014, we began raising capital through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs, including our second product candidate, ANG-3070. From our inception through December 31, 2020, we received approximately $68.8 million from U.S. government grants and contracts and have raised aggregate gross proceeds of $114.1 million through the issuance and sale of our debt and equity securities. We also received an upfront payment under our license agreements with Vifor (International) Ltd. (Vifor Pharma) of $30 million in November 2020. As of December 31, 2020, we had cash and cash equivalents of $34.6 million.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, a significant portion of our future revenue and cash resources is expected to be derived from the our license agreement with Vifor Pharma and, to a lesser extent, our license agreement with Sinovant Sciences HK Limited. Our net losses were $80.1 million and $40.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $160.6 million. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3777, ANG-3070 and our other product candidates through clinical trials and preclinical development, and as we seek regulatory approval for ANG-3777, ANG-3070 or any of our other product candidates. In addition, if we seek approval for any of our product candidates or indications for which we retain commercialization rights, we expect to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates. Finally, we expect to incur increased expenses to protect our intellectual property and expand our general and administrative support functions, including hiring additional personnel, as well as incur additional costs associated with operating as a public company.
If ANG-3777, ANG-3070 or any of our other product candidates fail in ongoing clinical trials or do not gain regulatory approval, or if our product candidates, if approved, do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows could have an adverse effect on our stockholders' equity and working capital.
In addition, while we have a license agreements with Vifor Pharma and Sinovant relating to ANG-3777 that contemplate upfront, regulatory and commercial milestone payments as well as royalties on sales of ANG-3777, there can be no assurance that we or Sinovant will be able to successfully advance ANG-3777 through approval, that Vifor Pharma or Sinovant will be able to successfully commercialize ANG-3777 for any indication following any approval or that any substantial revenue stream from milestone or royalty payments will be forthcoming under either license agreement.
To achieve our goals we will require substantial additional funding, for which capital may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our clinical trials or operations.
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. We are currently in the process of advancing ANG-3777 through clinical development for three indications, ANG-3070 through a Phase 1 clinical trial in 72 healthy volunteers in Australia, and other candidates through preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and seek regulatory approval for ANG-3777 for any indication as well as to conduct the research, clinical and regulatory activities necessary to bring our other product candidates, including ANG-3070, to market. Regulatory authorities in the United States and elsewhere could also require that we perform additional preclinical studies or clinical trials to receive or maintain regulatory approval of our product candidates, including ANG-3777, and our expenses would further increase beyond what we currently expect and the anticipated timing of any potential regulatory approval could be delayed. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development of such product candidates as well as the costs of commercializing any of our wholly-owned product candidates and those for which we retain the right to commercialize.
We estimate that our current cash and cash equivalents, together with continued grant funding and including the cash proceeds from our February 2021 initial public offering, will be sufficient for us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, we will continue to require substantial additional capital to continue our clinical development activities as well as any commercialization activities we undertake with respect to our wholly-owned product candidates and those for which we retain the right to commercialize.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
▪the scope, progress, results and costs of researching and developing ANG-3777, ANG-3070 or any other product candidates, and conducting preclinical studies and clinical trials;
▪the outcome of our ongoing and future clinical trials, including our Phase 3 registration trial of ANG-3777 for DGF, our Phase 2 clinical trial of ANG-3777 for CSA-AKI, our Phase 2 clinical trial in Brazil of ANG-3777 for the reduction of severity and progression of ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to acute respiratory distress syndrome (ARDS) and our Phase 1 clinical trial of ANG-3070 in healthy volunteers;
▪whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪the clinical development of ANG-3777 for other potential indications in addition to DGF and CSA-AKI, including ALI and central nervous system (CNS) injuries;
▪the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
▪the willingness of the FDA and foreign regulatory authorities to accept the results of our ongoing Phase 3 registration trial, as well as our other completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of ANG-3777 for DGF and any other indication;
▪the outcome, costs and timing of seeking and obtaining and maintaining FDA and any foreign regulatory approvals;
▪the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
▪the ability of our product candidates to progress through clinical development successfully;
▪our need to expand our research and development activities, including to conduct additional clinical trials;
▪market acceptance of our product candidates, including physician adoption, market access, pricing and reimbursement;
▪the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
▪our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
▪our need and ability to hire additional personnel, including management, clinical development, medical and commercial personnel;
▪the effect of competing technological, market developments and government policy;
▪the costs associated with being a public company, including our need to implement additional internal systems and infrastructure, including financial and reporting systems;
▪the costs associated with securing and establishing commercialization and manufacturing capabilities, as well as those associated with packaging, warehousing and distribution;
▪the costs associated with being a commercial company with approved products for sale, including our obligation to meet applicable healthcare laws and regulations and implement robust compliance programs;
▪the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future and timing and amount of payments thereunder; and
▪the timing, receipt and amount of sales and general commercial success of any future approved products, if any.
Until such time as we or our collaborators can generate significant revenue from sales of ANG-3777 or we can generate sufficient revenue from sales of ANG-3070 or any other product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credits or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. This may be particularly true during the COVID-19 pandemic when the global capital markets are experiencing extreme volatility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
Our operations have historically been funded largely through government grants and contracts, and we may not seek or receive any additional funding under such mechanisms in the future.
From our inception through December 31, 2020, we received approximately $68.8 million from U.S. government grants and contracts, principally from the U.S. National Institutes of Health (NIH), and U.S. National Science Foundation (NSF), and the U.S. Department of Defense (DOD). These funds enabled us to progress our most advanced candidates into clinical development and preclinical development. These grants also provide fringe benefits and indirect costs used to support our overhead expenses, as well as a negotiated fixed fee (i.e., profit) equal to a percentage of total direct and indirect costs of the grant award, excluding subcontractor costs.
Since 2014, we have primarily funded our operations through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations, with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs. However, we have several grant applications pending review by the NIH, NSF and DOD, and intend to continue to apply for grants to fund our discovery and development efforts. As of December 31, 2020, active grants and those for which we have received notification of the intent to fund are expected to provide approximately $0.7 million in anticipated research cost reimbursements, which includes monies to be paid to university collaborators and other subcontractors named in the grant applications. If in the future we do not seek or receive any additional funding under government grants and contracts, or if we fail to remain eligible to receive grant funding, we may be required to significantly curtail one or more of our discovery or development programs, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to the Development and Regulatory Approval of Our Product Candidates
COVID-19 could adversely impact our business, including our clinical trials, and financial condition.
We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to most countries and all 50 states within the United States, including countries and states in which we have planned or active clinical trial sites. As COVID-19 continues to spread around the globe, we have and/or will likely experience disruptions that could severely impact our business and clinical trials, including:
▪delays or difficulties in enrolling patients in our clinical trials;
▪delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
▪interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
▪risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
▪limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
▪delays in receiving authorizations from local regulatory authorities to initiate our planned clinical trials;
▪delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
▪interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
▪changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

▪interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
▪delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
▪refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

Patient enrollment since February 2020 in each of our clinical trials has been impacted by public safety restrictions related to the COVID-19 pandemic. We are continuing to evaluate the impact of the COVID-19 restrictions on our expected pace of enrollment, as such impacts could delay the timing of topline results in our ongoing clinical trials.
Numerous state and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our corporate operations are based, issued "shelter-in-place" or "stay at home" orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Similar orders and restrictions have been imposed in New York and Massachusetts, and such orders or restrictions have resulted in our office closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, even after the "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business.
The global pandemic of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Product development and regulatory approval involve a lengthy and expensive process with uncertain outcomes. We cannot be certain ANG-3777, ANG-3070 or any of our other product candidates will receive or maintain regulatory approval and, without regulatory approval, we and our collaborators will not be able to market our product candidates.
We currently have no products approved for sale, and we cannot guarantee we will ever have approved products that we or our collaborators can market and sell. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by regulatory authorities, including the FDA in the United States and other regulatory authorities in other foreign countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or elsewhere until we receive regulatory approval and/or marketing authorization, such as approval of an NDA from the FDA. We have not submitted any marketing applications for any of our product candidates.
New drug marketing applications must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and effectiveness for each desired indication. Such marketing applications must also include significant information regarding the chemistry, manufacturing, and controls for the product. Obtaining approval of our product candidates will be a lengthy, expensive, and uncertain process, and we may not be successful. Specifically, the review processes of the FDA and foreign regulatory authorities can take years to complete, and approval is never guaranteed. Even if a product is approved, the FDA or foreign regulatory authorities may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. The FDA or foreign regulatory authorities also may not approve our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in any other country.

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:
▪our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates are safe and effective for the requested indication;
▪the FDA's or the applicable foreign regulatory authority's disagreement with our trial protocols or the interpretation of data from preclinical studies or clinical trials;
▪our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
▪the FDA's or the applicable foreign regulatory authority's requirement for additional preclinical studies or clinical trials;
▪the FDA's or the applicable foreign regulatory authority's non-approval of the formulation, labeling or specifications of any of our product candidates;
▪the FDA's or the applicable foreign regulatory authority's failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or
▪the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.
Our lead product candidate ANG-3777 is in late-stage clinical development and it is uncertain whether the results from our ongoing Phase 3 registration trial for DGF will lead to regulatory approval and, even if approved, will result in successful commercialization by our collaborators. For example, we have amended the protocol for our Phase 3 registration trial of ANG-3777 for DGF to change the primary endpoint from the difference in patient duration on dialysis between the treatment and placebo arms to the difference in patient estimated glomerular filtration rate (eGFR) between the treatment and placebo arms measured during a twelve month period following transplant. While we believe eGFR is a meaningful marker of the extent of recovery from the kidney dysfunction resulting from transplantation, there can be no assurance that the FDA will view the endpoint favorably during the review of any NDA we submit for such indication even if we are able to demonstrate a statistically significant improvement of eGFR in the ANG-3777 treatment group.
For example, in correspondence with the FDA regarding the amended protocol, the FDA has stated that, while we may submit our Phase 3 data demonstrating eGFR at 12 months post-transplant as part of our NDA, it does not agree with this change in the primary endpoint at this time in light of unresolved questions regarding data adequacy and justification of eGFR as a reasonable predictor of clinical benefit. Our belief that our amended Phase 3 protocol is appropriately designed to meet the FDA's requirements and to address the FDA's concerns may prove to be incorrect. If the totality of results of our Phase 3 clinical trial are not persuasive enough to support approval of an NDA for ANG-3777, additional evidence of efficacy may be required to substantiate the treatment benefit in DGF.
Prior to any submission of an NDA for ANG-3777, we will need to successfully complete our ongoing and planned clinical trials. However, we cannot be certain that ANG-3777 will be successful in clinical trials, and ANG-3777 may not receive regulatory approval even if it is successful in clinical trials or we may fail to maintain such regulatory approval if ANG-3777 is approved. For example, we have previously conducted several Phase 2 clinical trials of ANG-3777 in indications other than DGF and CSA-AKI that we subsequently terminated due to a number of reasons, including changes in treatment paradigms, lack of funds to support the trials, changes in principal investigators and changes in organ transplant allocation policies.
Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in approval by regulatory authorities such as the FDA. Furthermore, no regulatory authority has ever granted approval for a compound that mimics the activities of HGF in a manner similar to ANG-3777. As such, ANG-3777 for any indication we pursue may be subject to increased scrutiny by regulators or additional complexities.
Similar risks exist for the clinical development and potential regulatory approvals of ANG-3070 and could apply to any future product candidates.
We cannot predict whether our ongoing or future clinical trials of these product candidates will be successful, or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or that we conduct in the future. Accordingly, we may never receive approval of ANG-3777, ANG-3070 or any of our other product candidates, or be authorized to market and sell our product candidates to customers. If we are unable to obtain approval from regulatory authorities for ANG-3777, ANG-3070 or any of our other product candidates, we may not be able to generate sufficient revenue to become profitable or to continue our operations.
Delays or difficulties in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for ANG-3777 and our other product candidates.
Delays in the commencement, enrollment, and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We are currently enrolling or have completed enrolling patients in our Phase 2 clinical trial of ANG-3777 for CSA-AKI and for ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS and our Phase 1 clinical trial of ANG-3070 in healthy volunteers. Delays in any of our clinical trials may increase the amount of additional funding we will require to complete these trials. The commencement, enrollment, and completion of clinical trials can be delayed, challenged or suspended for a variety of reasons, including but not limited to:
▪severity of the disease under investigation;
▪inability to obtain sufficient funds required for a clinical trial;
▪inability to obtain Institutional Review Board (IRB) approval at participating institutions;
▪our ability to effectively manage the clinical research organizations (CROs) we have engaged to conduct of our clinical trials;
▪the extent to which COVID-19 may impact our clinical trials and our or our CROs' ability to monitor such trials;
▪availability and efficacy of approved medications or competing product candidates in development for the disease under investigation;
▪the patient eligibility criteria defined in the protocol;
▪the ability to retain patients and the general willingness of patients to enroll, consent and complete participation in the trial;
▪the size of the patient population required for analysis of the trial's primary endpoint or endpoints;
▪clinical holds, other regulatory objections to commencing or continuing a clinical trial, or the inability to obtain regulatory approval to commence a clinical trial in countries requiring such approvals;
▪discussions with the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials;
▪severe or unexpected drug-related adverse effects experienced by patients; and
▪inability to timely manufacture sufficient quantities of the product candidate and other clinical supplies required for a clinical trial.

For example, while we recently completed enrollment in our Phase 3 registration trial of ANG-3777 for DGF, we began enrollment in 2016 and have experienced delays due to financial constraints. In addition, patient enrollment since February 2020 in each of our clinical trials has been impacted by public safety restrictions related to the COVID-19 pandemic. In our fibrosis program, we are investigating ANG-3070 for the treatment of progressive fibrosis, beginning with a Phase 1 clinical trial in healthy volunteers in Australia. If successful, we intend to initiate a Phase 2 clinical trial in 2021 and are considering indications, such as primary proteinuric renal disease patients and potentially non-proteinuric renal diseases at high risk of progression, and there may be a significant competition for clinical trial subjects for such indications.
Changes in regulatory requirements and related guidance related to regulatory approval may also occur and we or any of our collaborators may need to amend clinical trial protocols to reflect these changes. Amendments may require us or any of our collaborators to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In addition, a clinical trial may be suspended or terminated at any time by us, our current or future collaborators, the FDA or other regulatory authorities due to a number of factors, including:
▪our failure or the failure of our collaborators to conduct the clinical trial in accordance with regulatory requirements or adherence to our clinical protocols; and
▪unforeseen safety issues or any determination a clinical trial presents unacceptable health risks.
For example, we have amended the protocol for our Phase 3 registration trial of ANG-3777 for DGF to change the primary endpoint from the difference in patient duration on dialysis between the treatment and placebo arms to the difference in patient eGFR between the treatment and placebo arms measured during a 12-month period following transplant, which we believe is a surrogate endpoint reasonably likely to predict clinical benefit in this population. The FDA has stated that, while we may submit our Phase 3 data demonstrating eGFR at 12 months post-transplant as part of our NDA, it does not agree with the proposed changes to the protocol at this time, including the change in the primary endpoint, because we have not yet provided information sufficient to justify eGFR as reasonably likely to predict clinical benefit. Based upon the totality of the Phase 3 results, including eGFR at 12 months and data from the key secondary endpoints (including duration on dialysis), we intend to submit the eGFR data to the FDA to support accelerated approval of ANG-3777 in DGF. However, we may have difficulty collecting sufficient data from patients to support an NDA submission on the basis of the revised primary endpoint or experience other complications, and our belief that our amended Phase 3 protocol is appropriately designed to meet the FDA's requirements and to address the FDA's concerns may prove to be incorrect.
In addition, certain of our Phase 1 clinical trials of ANG-3777 were conducted by a CRO that generated data that may not be sufficient for an NDA. As a result, we plan to repeat certain of such clinical trials in connection with the submission of an NDA, which will increase the overall costs associated with seeking approval of ANG-3777. The results of such Phase 1 clinical trials may also not replicate our earlier studies, which could result in further delays.
Furthermore, if we or any of our collaborators are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those contemplated, our ability to obtain or maintain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed. If we are required to conduct one or more post-approval clinical trials, we may fail to demonstrate safety and efficacy in this context and our approval could be withdrawn or product labeling could be revised in a way that would make future commercialization difficult.
Clinical failure can occur at any stage of clinical development, and we have never previously completed a Phase 3 registration trial or submitted an NDA to the FDA or a marketing application to any foreign regulatory authority. The results of earlier clinical trials are not necessarily predictive of future results, and any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to various interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 registration trials, even after seeing promising results in earlier clinical trials.
In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials as we have never previously completed a Phase 3 registration trial or submitted an NDA to the FDA or a marketing application to any foreign regulatory authority, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal it is not practical or feasible to continue development efforts.
Furthermore, our ability to show statistical significance in our clinical trials may be affected by factors beyond our control. For example, if the condition of the patients treated with ANG-3777 in our Phase 3 registration trial is unusually poor or the condition of the patients receiving placebo in that trial is unusually good, it could reduce the likelihood of there being a statistically significant difference in eGFR between the treatment and placebo arms of the trial. This could result in the need for additional clinical trials prior to submission of an NDA to the FDA or other marketing applications to foreign regulatory authorities.
There can also be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols, differences in drug lot manufacturing, and the rate of dropout among clinical trial participants. In addition, while in our Phase 2 clinical trial for DGF ANG-3777 demonstrated statistically significant improvement in eGFR in a post-hoc analysis, it was not the primary endpoint and the trial only involved 28 patients, which is a relatively small study population with respect to diseases associated with transplantation given that there is a significant amount of heterogeneity among patients. As a result, the effect of ANG-3777 on eGFR may be less robust when measured among a patient cohort that is significantly larger in size that the cohort used in our Phase 2 clinical trial. We do not know whether any preclinical or clinical trials we or any of our existing or future collaborators may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.
If ANG-3777, ANG-3070 or our other product candidates are the subject of clinical trial failures or are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed.
Even if we successfully complete ongoing and planned clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.
Even if we successfully complete the clinical trials for one or more of our product candidates, such product candidates may fail for other reasons, including the possibility the product candidates will:
▪fail to receive the regulatory approvals required to market them as drugs;
▪be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;
▪be difficult or expensive to manufacture on a commercial scale;
▪have adverse side effects that make their use less desirable;
▪not achieve reimbursement or sales levels sufficient for continued marketing; or
▪fail to compete with product candidates or other treatments commercialized by our competitors.
For example, even if our Phase 3 registration trial of ANG-3777 for DGF is able to successfully demonstrate a statistically significant improvement in eGFR upon treatment with ANG-3777 as compared to placebo, there can be no assurance that the magnitude of benefit demonstrated will be sufficient to enable us to obtain accelerated approval of ANG-3777. If we are unable to receive and maintain the required regulatory approvals, secure our intellectual property rights, maintain an acceptable safety profile or fail to compete with our competitors' products, our business, financial condition, and results of operations could be materially and adversely affected.
Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (cGMP) and Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
▪restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
▪fines, untitled and warning letters, or holds on clinical trials;
▪refusal by the FDA to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
▪product seizure or detention, or refusal to permit the import or export of the product; and
▪injunctions or the imposition of civil or criminal penalties.

The FDA's and other regulatory authorities' policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
Although we have received Fast Track designation for ANG-3777 for the prevention of DGF, there is no guarantee that ANG-3777 will experience a faster regulatory review or obtain regulatory approval. We may also seek to take advantage of other FDA expedited development and review programs, such as Breakthrough Therapy designation, Accelerated Approval, and Priority Review, but we may fail to qualify for such programs, which could substantially delay the approval of ANG-3777 and our other product candidates. Even if we are successful in obtaining additional designations, our product candidates may still fail to obtain approval.
If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for ANG-3777 for prevention of DGF, and we may receive Fast Track designation for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve ANG-3777 or our other designated product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.
We may also seek Breakthrough Therapy designation for any product candidate that we develop. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Like Fast Track designation, Breakthrough Therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a Breakthrough Therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.
Drugs designated as Fast Track products or Breakthrough Therapies by the FDA are also eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. If we seek accelerated approval of ANG-3777 for DGF, we expect to be required to conduct one or more such a confirmatory trials post-approval, if obtained. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree that ANG-3777 or any other product candidate has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the product may fail required post-approval confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.
Once an NDA is submitted to FDA, the application may be eligible for Priority Review if the product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Products with Fast Track or Breakthrough Therapy designation are generally eligible to be considered for Priority Review. If an NDA receives Priority Review, the FDA will aim to take action on the application within six months of confirming receipt, compared to ten months under standard review. We cannot guarantee that any NDA we submit will qualify for Priority Review, including our planned NDA for ANG-3777, which could significantly impact our timeline and plans for commercialization, if approved.
Although we have received Orphan Drug designation for ANG-3777 to improve renal function and prevent DGF following renal transplantation, we may be unable to maintain the benefits associated with such designation, including the potential for market exclusivity.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drugs. Under the Orphan Drug Act, the FDA may designate a drug as an Orphan Drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs and user-fee waivers.
Similarly, in Europe, the European Commission grants Orphan Drug designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an Orphan Drug Designation application. Orphan Drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.
Generally, if a drug with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency (EMA) or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.
Although we have obtained Orphan Drug designation for ANG-3777 to improve renal function and prevent DGF following renal transplantation, we are pursuing development and approval for reducing the severity of DGF, and there is no guarantee that we will obtain approval or Orphan Drug exclusivity for this product. Since we expect to seek approval with a labeled indication of "reducing the severity" of DGF, and the language of this indication differs from the language of the Orphan Drug designation "to improve renal function and prevent" DGF, we may be required to seek an additional designation for "reducing the severity" of DGF in order to be eligible for Orphan Drug exclusivity for ANG-3777 for this indication. If we fail to receive approval of ANG-3777 for DGF, we may never be able to take advantage of Orphan Drug exclusivity. Without such exclusivity, we would only be able to rely on other regulatory exclusivities, such as for a new chemical entity, and our proprietary rights with respect to ANG-3777, some of which, including our issued claims to pharmaceutical compositions containing ANG-3777 and methods of use, will only remain in force in the United States until 2024 and in other jurisdictions until 2023, assuming the patents withstand any challenge and appropriate maintenance, renewal, annuity and other governmental fees are paid.
Even if we obtain Orphan Drug exclusivity for ANG-3777 or any other product candidates, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional Orphan Drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.
Our product candidates may have undesirable side effects which may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings, or otherwise limit their sales.
The results of our clinical trials of our product candidates may show that such product candidates led to patient safety concerns or undesirable or unacceptable side effects, creating risk to the patient which is deemed to outweigh the potential benefits of treatment to that patient. This event could interrupt, delay or halt such clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities or result in restrictive label warnings, if approved. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
ANG-3777 was designed to mimic the naturally occurring biological activities of hepatocyte growth factor (HGF), which is responsible for activating cellular repair pathways to prevent cell death and cellular dysfunction. However, such activation could result in unforeseen events, including by harming healthy cells or tissues and there are currently no approved HGF mimetic therapeutics available in the United States. Given the well-publicized effort to target c-Met for the treatment of cancer and safety concerns regarding tumorigenesis (initiation of cancer) or the enhancement and growth of existing tumors (promotion of cancer), we have excluded certain patients with a recent history of certain malignancies. While we have completed multiple animal studies demonstrating ANG-3777 had no enhancing effect in murine tumor models and researchers at the U.S. National Cancer Institute demonstrated that c-Met is actually a tumor suppressor in a liver cancer model, our ongoing and planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. In particular, in our Phase 3 registration trial of ANG-3777 for DGF, we have administered ANG-3777 in a significantly larger patient cohort than in our prior trials and will be conducting a follow-up period that is significantly longer than in our prior trials, which could result in an increase in the number of reported adverse events. In our Phase 2 clinical trial of ANG-3777 for CSA-AKI, we are administering ANG-3777 to cardiac surgery patients, which could exacerbate the risk of or increase the likelihood of adverse events. Additionally, in our Phase 2 clinical trial of ANG-3777 for ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS, we have administered ANG-3777 to patients with severe acute lung injury, including acute respiratory distress syndrome, which could also exacerbate the risk of or increase the likelihood of adverse events. Further, if we were to elect to conduct clinical trials of ANG-3777 in other forms of acute organ injuries, such patients could respond in unexpected ways, which could have an adverse effect on our other ANG-3777 programs. As a result, we cannot guarantee that ANG-3777 will continue to be generally well-tolerated as it has been in our clinical trials to date. Furthermore, although our ANG-3777 dosing regimen is based on short-term dosing soon after organ injury occurs, the long-term effects from exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.
ANG-3070 is a tyrosine kinase inhibitor (TKI). TKIs are widely used across a range of indications. Depending on their specific targets, TKIs have been associated with several near and long-term side effects. They have been most extensively used in cancer where cardiopulmonary toxicity, myelosuppression, and gastrointestinal toxicity have been key side effects in addition to several others. TKIs have also been studied in fibrosis, with both nintedanib and pirfenidone being approved for IPF. Nintedanib has been associated with several side effects including severe liver injuries, arterial thromboembolic events and gastrointestinal disorders including diarrhea, nausea and vomiting, and risk of bleeding. Pirfenidone has been associated with elevated liver enzymes, diarrhea, nausea vomiting, photosensitivity and rash.
While we believe the preliminary safety and pharmacokinetic data from our Phase 1 healthy-volunteer trial in Australia support the initiation of a Phase 2 clinical trial, there can be no assurance that similar or unforeseen side effects will not occur during such clinical trial. The range and potential severity of possible side effects from systemic therapies is significant.
If any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:
▪regulatory authorities may require the addition of labeling statements or specific warnings, including "Black Box" warnings if the FDA views the possible side effects as very severe;
▪we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials, or change the labeling of the product;
▪we may be subject to limitations on how we may promote the product;
▪sales of the product may decrease significantly;
▪regulatory authorities may require us to take our approved product off the market;
▪we may be subject to litigation or product liability claims; and
▪our reputation may suffer.
Any of these events could prevent us or any potential future collaborators from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which, in turn, could delay or prevent us from generating significant revenues from the sale of our products.
Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience or be indicative of the effect of our product candidates in the general population.
Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. By design, clinical trials are based on a limited number of subjects and are of limited duration of exposure to the product, to determine whether the product candidate demonstrates the substantial evidence of efficacy and safety necessary to obtain regulatory approval. As with the results of any statistical sampling, we cannot be sure that any evidence of efficacy will be repeated in the general population or all side effects of our product candidates may be uncovered. It may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration may a more complete safety and efficacy profile be identified. For instance, in our Phase 3 registration trial of ANG-3777 the percentage of enrolled patients that have received deceased-donor kidneys with donations after cardiac death is capped at 20% to match current epidemiological data regarding the rate of kidneys donated after cardiac death. However, if the actual percentage of patients that receive deceased-donor kidneys from donors after cardiac death in the general population is different or changes over time, our trial results may not be indicative. Further, even larger clinical trials may not identify rare serious adverse events, and the duration of such studies may not be sufficient to identify when those events may occur particularly for adverse events or safety risks that could occur over time, such as the development and diagnosis of cancer. Other products have been approved by the regulatory authorities for which safety concerns have been uncovered following approval. Such safety concerns have led to labeling changes, restrictions on distribution through use of a REMS, or withdrawal of products from the market, and any of our product candidates may be subject to similar risks.
Patients treated with our products, if approved, may experience previously unreported adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for our products.

Due to the significant resources required for the development and commercialization of our product candidates, we must prioritize development of certain product candidates and/or certain disease indications. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
We plan to develop a pipeline of product candidates to treat potentially life-threatening acute organ injuries and fibrotic diseases. However, due to the significant resources required for the development of our product candidates, we must focus on specific indications and decide which product candidates to pursue and the amount of resources to allocate to each. Our initial focus is on AKI, which impairs kidney function, and when severe, can result in kidney failure and death. We are developing and plan to seek regulatory approval of ANG-3777 for DGF and CSA-AKI. We are also currently focused on advancing ANG-3070 from a Phase 1 healthy-volunteer study into Phase 2 development, and are considering indications such as primary proteinuric renal disease patients and potentially non-proteinuric renal diseases at high risk of progression.
Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.
If manufacturers obtain approval for generic versions of our products or product candidates, our business will be materially harmed.
In our industry, much of an innovative product's commercial value is realized while it has market exclusivity. When market exclusivity expires generic versions of the product can be approved and marketed, and there can be substantial decline in the innovative product's sales.
Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. If we are unable to secure or maintain our exclusivities, we may face generic competition that could materially impede our ability to effectively commercialize our products, including be reducing the price we can charge and reducing our market share.
ANG-3777 is protected by a number of granted patents and pending patent applications as well as regulatory exclusivities. For example, the issued patent claiming pharmaceutical compositions and methods of use for ANG-3777 is eligible for patent term restoration, potentially for up to five years. In addition, ANG-3777 is protected by a United States patent claiming solid forms of ANG-3777 which will expire in 2040, and an international application filed under the Patent Cooperation Treaty is pending, and any patents issuing from this application would expire in 2040. Also, ANG-3777 may be eligible for five years of marketing exclusivity as a new chemical entity under the Hatch-Waxman Act, and its indication for DGF has been granted Orphan Drug designation, making it potentially eligible for seven years of orphan exclusivity for prevention of this indication upon approval. Should these regulatory exclusivities not be secured, and if other patent filings should not provide sufficient protection, then generic competitors may be able to enter the U.S. market upon expiration of the issued U.S. patent claiming pharmaceutical compositions and methods of treatment, which is expected to expire during 2024, assuming it withstands any challenge and all maintenance fees are paid.
In some countries, patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents or we did not file patents in those markets. Also, the patent environment is unpredictable and the validity and enforceability of patents cannot be predicted with certainty.
Specifically, with regard to the potential for generic entry in the United States, under the U.S. Food, Drug and Cosmetic Act (FDCA) the FDA can approve an Abbreviated New Drug Application (ANDA) for a generic version of an approved branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the approved product.
The FDCA requires that an ANDA applicant certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Orange Book or that those patents are not enforceable. This process is known as a paragraph IV certification. Upon notice of a paragraph IV certification, a patent owner or NDA holder has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner's patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA's approval of the competitor's application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.
The ANDA process can result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe the owner's patents. If this were to occur with respect to any of our product candidates after approval, our business could be materially harmed.
Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:
▪the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
▪the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
▪the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
▪the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

▪the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
▪the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children's Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers starting in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
▪federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
▪analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and
▪similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business and our ability to sell our products may be materially harmed.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and affect the prices we may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (Affordable Care Act or ACA), was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that are of importance to our potential product candidates are the following:
▪an annual, nondeductible fee payable by any entity that manufactures, or imports specified branded prescription drugs and biologic agents;
▪an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
▪an increase in the discount rate for the federal 340B program to eligible hospitals;
▪a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
▪extension of manufacturers' Medicaid rebate liability;
▪expansion of eligibility criteria for Medicaid programs;
▪expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
▪a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
▪a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, legislation informally titled the Tax Cuts and Jobs Acts (TCJA) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when the Supreme Court will make a decision. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will affect the law or our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.
We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly aggressive in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
We rely on single-source third party contract manufacturing organizations to manufacture and supply our product candidates, and if the FDA or foreign regulatory authorities do not approve these manufacturing facilities or if these organizations fail to perform, our ability to obtain regulatory approval or commercialize our product candidates may be harmed.
We do not own facilities for clinical and commercial manufacturing of our product candidates, including ANG-3777, and we rely upon third-party contract manufacturing organizations to manufacture and supply product candidates for our clinical trials and we will rely in such manufacturers to meet commercial demand. Currently, we rely on and have agreements with a single third-party contract manufacturer to supply the drug substance for ANG-3777 and to manufacture all clinical trial supplies of ANG-3777. Similarly, we rely on and have agreements with a single third party manufacturer to supply drug substance for ANG-3070 and a separate single source third party manufacturer to supply clinical trial supplies of ANG-3070.
Additionally, the facilities at which ANG-3777 or any of our other product candidates are manufactured must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent our third-party vendors for compliance with the current Good Manufacturing Practice requirements (cGMPs). requirements of United States and non-United States regulators for the manufacture of our active ingredients, drug products, and finished products. If our manufacturers cannot successfully manufacture material conforming to our specifications and cGMPs of any applicable governmental agency, our product candidates will not be approved or, if already approved, may be subject to recalls or demands by regulatory agencies to stop selling the product until manufacturing issues are resolved.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates, including:
▪the possibility we are unable to enter into a manufacturing agreement with a third party to manufacture our product candidates;
▪the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and
▪the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.
Any of these factors could delay the approval or commercialization of our product candidates, cause us to incur higher costs or prevent us from commercializing our product candidates successfully. Furthermore, if any of our product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the regulatory authorities that regulate our products. Further, such challenges could be compounded by the COVID-19 pandemic.
Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.
Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-marketing information. In addition, approved products, manufacturers, and manufacturers' facilities are required to comply with extensive FDA and comparable foreign regulatory requirements and requirements of other similar agencies, including ensuring quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved. We must also continue to comply with GCP requirements for any post-approval trials we are required to conduct or choose to undertake for additional indications in the future.
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, the FDA and other regulatory agencies may:
▪issue Untitled or Warning letters;
▪mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
▪require us or our collaborators to enter into a corporate integrity agreement, consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
▪impose other administrative or judicial civil or criminal penalties;
▪withdraw regulatory approval;
▪refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;
▪impose restrictions on operations, including costly new manufacturing requirements; or
▪seize or detain products.
Changes in structure of or funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, the maintenance of regulatory review timelines, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions or reorganizations at the FDA and foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. FDA's Office of New Drugs recently underwent a reorganization, which could continue to affect staffing and priorities and cause delays with respect to the clinical development and regulatory approval process for ANG-3777 and potentially other product candidates. In addition, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the

COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We have and may continue to conduct future clinical trials outside of the United States. The FDA and other regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We have enrolled patients in Canada, Brazil and Georgia in our Phase 2 clinical trial of ANG-3777 for CSA-AKI under separate clinical trial applications in such jurisdictions and have enrolled healthy volunteers in Australia in our Phase 1 clinical trial of ANG-3070 under a separate clinical trial application. In addition, we are conducting our Phase 2 clinical trial of ANG-3777 for ALI in Brazil and we may conduct additional future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, such trials may not be subject to IND review, meaning the FDA may not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require additional clinical trials in order to seek FDA approval. If the FDA does not accept data from our clinical trials of ANG-3777 and any future product candidates conducted outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of ANG-3777 and any future product candidates.
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
▪additional foreign regulatory requirements;
▪foreign exchange fluctuations;
▪patient monitoring and compliance;
▪compliance with foreign manufacturing, customs, shipment and storage requirements;
▪cultural differences in medical practice and clinical research; and
▪diminished protection of intellectual property in some countries.
Risks Relating to the Commercialization of Our Product Candidates
Our business currently depends substantially on the commercial success of ANG-3777, if approved. Our business will be materially harmed if we or our collaborators are unable to successfully commercialize ANG-3777.
Even if we receive regulatory approval of ANG-3777 for any indication, it is uncertain whether we or our collaborators will be able to successfully commercialize the product. In November 2020, we entered into the Vifor License, granting Vifor Pharma global rights (excluding Greater China) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for the Renal Indications. In addition, in August 2018 we granted Sinovant an exclusive, royalty-bearing license pursuant to the Sinovant License for the development and commercialization of ANG-3777 in Greater China for all indications.
Vifor Pharma's marketing of ANG-3777 for any Renal Indication, if approved, Sinovant's marketing of ANG-3777 for any indication, if approved, and our marketing of ANG-3777 for ALI or other non-Renal Indication outside Greater China, if approved, will be limited to ANG-3777's approved use and potentially subject to other limitations as set forth in its approved prescribing information and package insert. Accordingly, we cannot ensure that ANG-3777 will be successfully developed, approved or commercialized. If we or our collaborators are unable to successfully commercialize ANG-3777, if approved, we may not be able to generate sufficient revenue to operate our business.

In particular, the future commercial success of ANG-3777 for DGF is subject to a number of risks, including the following:
▪potential side effects of ANG-3777 could emerge causing an approved drug to be taken off the market;
▪even if approved, ANG-3777 may not receive market acceptance by physicians, hospitals, payers and patients; and
▪we may not be able to obtain, maintain or enforce our patents and other intellectual property rights related to ANG-3777.
Our existing collaborations as well as additional collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
We have licensed certain rights with respect to ANG-3777 to Vifor Pharma and Sinovant and in the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining development and/or commercialization rights for ourselves as compared to entering into collaboration arrangements.
Under the Vifor License, we retain responsibility at our own cost for a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI indications in the United States, the European Union, Switzerland and the United Kingdom, which includes the completion of the ongoing and currently planned clinical development activities and clinical trials in such indications. While we retain rights to develop and commercialize ANG-3777 in non-Renal Indications (subject to certain protections for Vifor Pharma), we have granted Vifor Pharma global rights (excluding Greater China) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for all Renal Indications, including our most advanced product candidates, DGF and CSA-AKI. As a result, our ability to generate revenue from product sales in the near term is dependent on Vifor Pharma's ability to successfully commercialize ANG-3777 for Renal Indications, if approved.
To the extent that we decide to enter into additional collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to prudently manage our existing collaborations or to enter new ones should we chose to do so. The terms of new collaborations or other arrangements that we may establish may not be favorable to us.
The success of our collaboration arrangements, including the Vifor License and the Sinovant License, will depend heavily on the efforts and activities of our collaborators and our dependence on collaborative arrangements subjects us to a number of risks, including the risk that:
▪we may not be able to control the amount and timing of resources our collaborators may devote to the product candidates;
▪collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop clinical studies, abandon product candidates, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing;
▪collaborators, such as Sinovant, may independently be able to conduct preclinical studies and/or clinical trials of our product candidates, including ANG-3777 that result in negative outcomes that could harm our development, approval or commercialization of our product candidates;
▪our collaborators may experience financial difficulties;
▪we may be required to relinquish important rights, such as marketing and distribution rights, as is the case in the Vifor License;
▪business combinations or significant changes in a collaborator's business strategy may also adversely affect a collaborator's willingness or ability to complete its obligations under any arrangement;
▪a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;
▪a collaborator's sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings;

▪collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
▪disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations;
▪our collaborators may experience security breaches, cyberattacks and other security incidents that result in compromises of personal information, clinical data and proprietary information, which could harm our reputation and expose us to potential liability; and
▪collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.
If our collaborators are unable to successfully commercialize ANG-3777, if approved, we may not be able to generate sufficient revenue to operate our business. In addition, if any current or future collaborator were to delay or abandon development and commercialization of any product candidate we had licensed to them, we may be unable to reacquire such asset and may therefore never realize any revenue from milestone payments or royalties pursuant to our agreement with such collaborator.
If our collaborators cease development and/or commercialization efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.
A significant portion of our future revenue and cash resources is expected to be derived from the Vifor License and, to a lesser extent, the Sinovant License, as well as other similar agreements we may enter into in the future. Revenue from such collaboration arrangements depend upon continuation of the collaborations, the achievement of milestones and royalties, if any. For example, pursuant to the Vifor License, we are entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in upfront cash that we received in November 2020, and a $30 million equity investment, and a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates up to 40%. However, if we are unable to successfully advance the development of ANG-3777 for DGF or CSA-AKI, our revenue and cash resources from sales-related milestone payments under the Vifor License will be substantially less than expected. In addition, even if we do obtain all necessary regulatory approvals for ANG-3777 for DGF or CSA-AKI, we may still never receive the revenue or cash resources from milestone payments we expect unless Vifor Pharma is able to successfully commercialize ANG-3777 for such indications. Pursuant to our Sinovant License, where Sinovant is responsible for the development and commercialization of ANG-3777 in Greater China for all indications, we are subject to further risks related to any development efforts undertaken by Sinovant.
To the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we may be forced to assume further development costs, marketing and distribution costs and the costs of defending intellectual property rights. In certain instances, we may even be forced to abandon product candidates altogether. Any of the foregoing could result in a change to our business plan and a material and adverse effect on our business, financial condition, results of operations and prospects.
Even if approved, our product candidates may not achieve broad market acceptance among physicians, patients, and healthcare payors and, as a result, our revenues generated from their sales may be limited.
The commercial success of ANG-3777, ANG-3070 or our other product candidates, if approved, will depend upon their acceptance among the medical community including physicians, transplant centers, healthcare payors, and patients. There are currently no approved therapies for DGF or CSA-AKI and there are currently no pharmacologic therapies approved for use with ARDS. Nevertheless, in order for ANG-3777 to be commercially successful, we and our collaborators will need to demonstrate that it is safe and effective for patients with DGF, CSA-AKI or any other indications we pursue. In particular, even if our Phase 3 registration trial of ANG-3777 for DGF is able to successfully demonstrate a statistically significant improvement in eGFR upon treatment of ANG-3777 as compared to placebo and we receive approval of ANG-3777 for the reduction of severity of DGF, there can be no assurance that the magnitude of benefit demonstrated during our clinical trials will be sufficient to achieve market acceptance. The degree of market acceptance of our product candidates will depend on a number of factors, including:
▪limitations in the approved clinical indications for our product candidates;
▪demonstrated clinical safety and efficacy compared to other products;
▪lack of significant adverse side effects;
▪sales, marketing, and distribution support;
▪the extent to which our product candidates are approved for inclusion on formularies of hospitals, integrated delivery networks, and managed care organizations;
▪whether our product candidates are designated under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;
▪availability of pricing and reimbursement from government entities and private and public third-party payors in and outside of the U.S.;
▪timing of market introduction and perceived effectiveness of competitive products;
▪the degree of cost-effectiveness as assessed by reimbursement-focused organizations, such as the "Institute for Clinical and Economic Review";
▪availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;
▪adverse publicity about our product candidates or favorable publicity about competitive products;
▪convenience and ease of administration of our product candidates; and
▪potential product liability claims.
If our product candidates are approved, but do not achieve an adequate level of acceptance by hospitals, physicians, patients, the medical community, and healthcare payors, sufficient revenue from product sales may not be generated from these products either by us or our collaborators and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.
The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Our failure or the failure of our collaborators to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our or their ability to generate revenue from product sales.
There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved and launched products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates including, for example, whether we will seek, and whether the Centers for Medicare and Medicaid (CMS) would approve a new technology add-on payment (NTAP) under the Medicare inpatient prospective payment system (IPPS) for our product candidates, once approved. Introduced in 2001, the NTAP program was created by Congress to support timely access to innovative therapies used to treat Medicare beneficiaries in the hospital inpatient setting. NTAP will only be available for our products if we submit a timely and complete application and CMS determines that our product candidates meet the eligibility requirements of NTAP, including, among other criteria, demonstrating a substantial clinical improvement relative to services or technologies previously available.
Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs and biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In addition, hospital and hospital systems are extremely cost-conscious and may require significant discounts on the list price of new medications before placing them on their formulary and in their treatment guidelines. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.
No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EU and other jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially-reasonable revenue and profits.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.
Pricing and reimbursement decisions by government entities and third-party payors may have an adverse effect on the market acceptance of our approved candidates. If there is not sufficient reimbursement for our approved products, it is less likely they will be widely used.
Market acceptance and sales of ANG-3777, ANG-3070 or any other product candidates, if approved, will depend on applicable pricing and reimbursement policies, health outcome and economic data we and our collaborators collect during clinical development and may be affected by future healthcare reform measures in the United States and elsewhere. Government authorities, specifically CMS, and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain reimbursement will be available for ANG-3777, ANG-3070 or any other product candidates we develop. Also, we cannot be certain pricing and reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we and our collaborators may not be able to successfully commercialize ANG-3777, ANG-3070 or any other product candidates.
The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of products that we develop, due to the trend toward cost containment and additional legislative proposals.

If we fail to develop ANG-3777 for additional indications or if the market opportunities for ANG-3777, ANG-3070 or any future products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
To date, we have focused the majority of our development efforts on the development of ANG-3777 for DGF, an orphan or rare disease with a small numbers of potential patients, and ANG-3777 for CSA-AKI. We granted Vifor Pharma, an exclusive, global (excluding Greater China), royalty-bearing license for the commercialization of ANG-3777 in all Renal Indications, beginning with DGF and CSA-AKI. While Vifor Pharma is obligated to pay us tiered royalties on global net sales of ANG-3777 at royalty rates up to 40%, our ability to grow our revenue from product sales beyond the Vifor License will be dependent on our ability to successfully develop and commercialize ANG-3777 for the treatment of non-Renal Indications. Obtaining the approval and commercialization of ANG-3777 for future indications, including ALI or CNS indications, will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance we will be able to successfully advance any new indications through the development process. Even if we receive FDA approval to market ANG-3777 for the treatment of additional indications, we cannot assure you any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize ANG-3777 for additional indications, our commercial opportunity with ANG-3777 will be limited, and our business prospects will suffer.
In addition, the precise incidence and prevalence for all the conditions we currently or may intend to address with ANG-3777, ANG-3070 or any future product candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment of ANG-3777, ANG-3070 or any future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across ANG-3777, ANG-3070 and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of ANG-3777, ANG-3070 and any future product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of ANG-3777, ANG-3070 and any future product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
We have no sales, marketing, market access or distribution experience and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.
We have no sales, marketing, market access or distribution experience, nor have we commercialized a product. While we have granted commercialization rights for ANG-3777 to Vifor Pharma and Sinovant, we plan to independently commercialize ANG-3777 for any indications for which we retain commercialization rights as well as for ANG-3070 and any other product candidates for which we obtain approval in the United States. As a result, we expect that we will need to develop internal sales, distribution and marketing capabilities by investing significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any such product candidates will be approved. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a commercial organization, including our ability to hire, retain and incentivize qualified individuals, to generate sufficient sales leads, to provide adequate training to personnel and to effectively manage a geographically dispersed team. Any failure or delay in the development of our internal sales, marketing, market access, and distribution capabilities would adversely impact the commercialization of our products. We may in the future seek to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing, market access and distribution functions, but may fail to do so on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. For product candidates where we decide to perform sales, marketing, market access and distribution functions ourselves or through third parties, we could face a number of additional risks, including:
▪we, or our third-party sales collaborators, may not be able to attract and build an effective marketing and sales force;
▪the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and
▪our direct sales and marketing efforts may not be successful.
We may have limited or no control over the sales, marketing and distribution activities of third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing any of our current or future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue, we would incur significant additional losses and we may be unable to continue operations.
If serious adverse events or other undesirable side effects are identified during the development of ANG-3777 for one indication, we may need to abandon our development or, if approved, commercial sales of ANG-3777 for other indications.
Product candidates in clinical stages of development have a high risk of failure. We cannot predict if ANG-3777 will prove effective or safe in humans or will receive regulatory approval. Safety concerns could be identified as we expand our clinical trials for ANG-3777 for DGF and CSA-AKI and to other indications, including ALI and CNS indications. If new side effects are found during the development of ANG-3777 for any indication, we may need to abandon our development or, if approved, commercial sales of ANG-3777 for DGF and other potential indications. We cannot assure you that additional or severe adverse side effects with respect to ANG-3777 will not develop in future clinical trials, which could delay or preclude regulatory approval of ANG-3777 or limit its commercial use.
Under the Vifor License, we retain responsibility at our own cost for a pre-specified clinical development plan, which has been designed to obtain regulatory approvals of ANG-3777 of the DGF and CSA-AKI indications in the United States, the European Union, Switzerland and the United Kingdom. Such plan includes the completion of our ongoing and currently planned clinical development activities and clinical trials in such indications. However, we have granted Vifor Pharma the right to develop ANG-3777 for other Renal Indications beyond DGF and CSA-AKI, and will have very limited control with respect to any such development. Similarly, pursuant to the Sinovant License, we have very limited control over Sinovant, which has the right to develop and commercialize ANG-3777 in Greater China. If safety concerns are found during the development by Vifor Pharma or Sinovant of ANG-3777 for any indication, or if the results of future clinical trials of ANG-3777 conducted by Vifor Pharma or Sinovant generate negative results or results that conflict with the results of our clinical trials, the FDA or other regulatory authorities may delay, limit, or deny approval of ANG-3777, require us to conduct additional clinical trials as a condition to marketing approval, or withdraw their approval of ANG-3777 or otherwise restrict our ability to market and sell ANG-3777, if approved, and we may be forced to abandon our development of ANG-3777 for DGF, CSA-AKI or other potential indications in other territories around the world, including the United States and the European Union. In addition, treating physicians may be less willing to prescribe ANG-3777 due to concerns over such trial results or adverse events, which would limit our ability and the ability of our collaborators to commercialize ANG-3777.
Risks Relating to Our Business and Strategy
We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe, and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies, and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, and manufacturing pharmaceutical products. These companies also have significantly greater research, sales, and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds potentially making the product candidates we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing, and commercializing drugs for kidney, heart, liver, lung and other diseases we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas.
There is currently limited competition for ANG-3777 in the renal space. Quark Pharmaceuticals, Inc. has an anti-p53 siRNA molecule, QPI-1002. In December 2018, Quark's majority shareholder, SBI Holdings, announced QPI-1002 failed to meet its prespecified primary efficacy endpoint of a reduction in dialysis days in a Phase 3 registration trial for DGF prevention. Quark is also currently investigating QPI-1002 for CSA-AKI in a Phase 3 trial based on results observed in a pre-defined subgroup of patients in a Phase 2 trial. In addition, we are aware of Astellas Pharma Inc. and Alloksys Life Sciences B.V., which are advancing ASP1128 and bRESCAP respectively for AKI following coronary artery bypass graft and/or valve surgery. ASP1128 is currently in a Phase 2 clinical trial whilst bRESCAP is in a Phase 2/3 clinical trial.
In ALI, for COVID-19, there are a number of preventative vaccines in development with two having received an Emergency Use Authorization approval and others potentially nearing regulatory approval. Vaccine coverage and efficacy will be less than 100%, in our view, necessitating therapeutic intervention for these patients. There are hundreds of clinical trials examining various methods of treating COVID-19 related acute lung injury. To date, only a small number of these trials have resulted in data positive enough for regulators to approve therapeutics on either an emergency use or permanent basis. Therapeutics receiving an Emergency Use Authorization for the treatment of COVID-19 patients including but not limited to co-administration of casirivimab and imdevimab from Regeneron Pharmaceuticals, Inc., baricitinib (in combination with remdesivir) and bamlanivimab from Eli Lilly, and remdesivir from Gilead Sciences, Inc. In ARDS, there are no approved therapies but a number of companies have Phase 3 programs under way in the United States including brexanolone from Sage Therapeutics, ravulizumab from Alexion, siltuximab from EusaPharma (UK) Liminted, alteplase from Boehringer Ingleheim, MultiStem from Athersys, ruxolitinib from Incyte, and aviptadil from NeuroRX.
In an effort to expand ANG-3777's therapeutic area, we are currently exploring indications associated with the central nervous system. We are aware of Athira Pharma's ATH-1017, a small molecule that enhances HGF/c-Met activity and it is currently in two Phase 2 clinical trials for Alzheimer's Disease. Other programs targeting the HGF/c-Met pathway is Kringle Pharma's KP-100, a recombinant human HGF. KP-100 is currently being investigated in a Phase 2 clinical trials for amyotrophic lateral sclerosis and a Phase 3 clinical trial for acute spinal cord injury in Japan.
With respect to ANG-3070, in fibrosis-related primary renal diseases clinical programs in this space include bardoxolone methyl from Reata Pharmaceuticals, Lademirsen from Sanofi Genzyme, Sparsentan from Travere Therapeutics, Bleselumab from Astellas Pharma, and Tesevatinib from Kadmon Holdings. In IPF, there are two approved therapies, pirfenidone (Esbriet®, sold by Roche/Genentech) and nintedanib (OFEV®, sold by Boehringer-Ingleheim). There are several programs currently in development for IPF, including an anti-CTGF antibody from Fibrogen, Inc., a GPR84 inhibitor and an ENPP2 inhibitor from Galapagos NV, a Wnt-pathway inhibitor from United Therapeutics Corporation/Samumed, LLC.
With respect to competition for our ROCK2 inhibitor, netarsudil ophthalmic solution from Aerie Pharmaceuticals, Inc. was first approved by the FDA in 2017 as a topical agent for reducing intraocular pressure in patients with open-angle glaucoma and ocular hypertension. Other competition in clinical development include Kadmon Holdings, Inc.'s belumosudil (KD025), a ROCK2 inhibitor with reduced selectivity against ROCK1, in the clinic for several indications, including chronic graft versus host disease, systemic sclerosis and IPF. We are also aware of other ROCK2 inhibitors in preclinical development.
Regarding competition for our CYP11B2 inhibitor, PhaseBio's CYP11B2 inhibitor PB6440 is preparing for Phase 1 trials in 2021 in treatment resistant hypertension. CinCor Pharma's RAAS pathway inhibitor CIN-107 is in Phase 2 trials for resistant hypertension and primary aldosteronism.
We believe our ability to successfully compete will depend on, among other things:
▪our ability to recruit and enroll patients for our clinical trials;
▪our ability to design and successfully execute appropriate clinical trials;
▪our ability to gain and to maintain positive relationships with regulatory authorities;
▪the efficacy, safety, and reliability of our product candidates;

▪the speed at which we develop our product candidates;
▪our ability to commercialize and market any of our product candidates receiving regulatory approval;
▪the pricing of our products;
▪adequate levels of reimbursement by government entities and by private health insurance plans;
▪our ability to protect intellectual property rights and regulatory exclusivities related to our products;
▪our ability to manufacture and sell commercial quantities of any approved products to the market; and
▪acceptance of our product candidates by downstream customers, including physicians, other healthcare providers, pharmacists, and patients.
If our competitors market products more effective, safer, or less expensive than our products or product candidates, or if any, or these products reach the market sooner we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes in each area of research and development. If we fail to stay at the forefront of change, we may be unable to compete effectively. Products developed by our competitors may render our product candidates or products obsolete, less competitive or not economical.
We currently depend on single third-party suppliers for the manufacture and supply of drug substance and potential future commercial product supplies for our product candidates, and any performance failure on the part of our supplier could delay the development and potential commercialization of our product candidates.
We cannot be certain that our drug substance supplier will continue to provide us with sufficient quantities of drug substance, or that our manufacturers will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or that such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins for any of our product candidates, if approved. Our current dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules, and such risks may be heightened as a result of the COVID-19 pandemic. While under the Vifor License we will not be responsible for securing the commercial supply of ANG-3777 for DGF or CSA-AKI, if approved, any supply interruption in drug substance or drug product could materially harm our ability to complete our development program for such indications. In addition, any supply interruption in drug substance or drug product could materially harm our ability to complete our other development programs or satisfy commercial demand, if approved, until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
Moreover, our current supplier of drug substance may not have the capacity to manufacture drug substance in the quantities that we believe will be sufficient to meet our future clinical needs or, in the case of any of our wholly-owned product candidates and those for which we retain the right to commercialize, anticipated market demand or to enable us to achieve the economies of scale necessary to reduce the manufacturing cost of applicable drug substance. While we are currently engaged in discussions with a potential second supplier for clinical and commercial drug substance, such negotiations may not lead to a definitive agreement on acceptable terms, or at all, which could have a material adverse effect on our business. With respect to any of our wholly-owned product candidates and those for which we retain the right to commercialize, we expect that we will be able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization following the receipt of any approvals. However, if our contract manufacturer for drug substance is unable to source, or we are unable to purchase, sufficient quantities of materials necessary for the production of the drug substance for such product candidates, the ability of such product candidates to reach their market potential or to be timely launched, would be delayed or suffer from a shortage in supply, which would impair our ability to generate revenue from sales. If there is a disruption to our contract manufacturers' or suppliers' relevant operations, we could have no other means of producing drug substance until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers' or suppliers' facilities or equipment may significantly impair our ability to manufacture drug substance for our product candidates on a timely basis.
We depend on third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates, if approved.
We outsource substantial portions of our operations to third-party service providers, including the conduct of preclinical studies and clinical trials, collection and analysis of data, and manufacturing. Our agreements with third-party service providers and CROs are on a study-by-study and project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier's previously incurred costs. In addition, any CRO we retain will be subject to the FDA's and EMA's regulatory requirements and similar standards outside of the United States and Europe, and we do not have direct control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development and commercialization of our product candidates could be delayed or stopped, which could severely harm our business and financial condition.
Because we have relied on third parties, our internal capacity to perform these functions is limited to contractual oversight. Outsourcing these functions involves the risk third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. This challenge has been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on electronic monitoring of trial sites. Such monitoring can be less reliable and creates additional exposure to data privacy and cybersecurity issues. Additionally, the facilities at which ANG-3777 or any of our other product candidates are manufactured must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent our third-party vendors for compliance with cGMP requirements of United States and non-United States regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material conforming to our specifications and cGMPs of any applicable governmental agency, our product candidates will not be approved or, if already approved, may be subject to recalls or demands by regulatory agencies to stop selling the product until manufacturing issues are resolved. In addition, our third-party service providers and CROs that perform nonclinical studies and clinical trials on our behalf must comply with applicable Good Laboratory Practice (GLP) requirements for animal testing and GCP requirements for clinical trials, where any failure to comply with such requirements could result in the FDA or other regulatory authorities refusing to accept data obtained in violation of such requirements and possibly initiating other enforcement action against us and our contractors.
We and our consultants monitor our third parties for performance and adherence to protocols. We have had to replace clinical sites because of poor enrollment. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties (including sensitive data such as personal information or clinical data), which could increase the risk this information will be misappropriated or compromised in connection with a security breach, cyber-attack or other security incident. There are a limited number of third-party service providers specializing in or having the expertise required to achieve our business objectives. Identifying, qualifying, and managing performance of third-party service providers can be difficult, time consuming, and cause delays in our development programs. We currently have a relatively small number of employees, which limits the internal resources we have available to identify and monitor third-party service providers. To the extent we are unable to identify, retain, and successfully manage the performance of third-party service providers in the future, our business may be adversely affected, and we may be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.
We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth. A deterioration in our relationships with our employees could have an adverse impact on our business.
As of January 1, 2021, we had approximately 53 full-time employees and 20 consultants who provide part-time or full time support to the company. As we increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials and, if approved, commercialization, we will need to increase our product development, scientific, commercial and administrative headcount to manage these programs. In addition, we currently operate out of three locations across the United States, which increases the overall complexity of the management of our operations. Furthermore, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth, and various projects requires we:
▪successfully attract and recruit new employees or consultants with the expertise and experience we will require;
▪manage our clinical programs effectively, which we anticipate being conducted at numerous clinical sites;
▪develop corporate infrastructure to support the commercialization of our products; and
▪continue to improve our operational, financial, and management controls, reporting systems and procedures.
Maintaining good relationships with our employees is crucial to our operations. If we are unable to successfully maintain such relationships or manage any growth and increased complexity of operations, our business may be adversely affected. See "Our Business—Human Capital Resources."
We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.
We may not be able to attract or retain qualified management, finance, scientific, clinical, and commercial personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical, and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints significantly impeding the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy.
We are highly dependent upon our senior management, particularly our Executive Chairman and Chief Scientific Officer, Dr. Itzhak Goldberg, and our Chief Executive Officer, Dr. Jay Venkatesan, as well as on the development, regulatory, commercialization, and business development expertise of the rest of our senior management and other senior personnel across preclinical, clinical, translational medicine, legal, and regulatory affairs. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers, key employees, or consultants may terminate their employment and/or engagement with us at any time. Replacing executive officers, key employees, and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.
We have scientific and clinical advisors and consultants who assist us in formulating and implementing our research, development, and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities limiting their availability to us and typically they will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies competitive with ours.
We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
We are a late-stage biopharmaceutical company that has been operating since 1998. Our operations to date have been limited to researching and developing product candidates, including conducting preclinical studies and clinical trials. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results are expected to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, but are not limited to:
▪the timing and cost of, and level of investment in, research, development, including the needs for additional clinical trials, and, if approved, commercialization activities relating to our product candidates, which may change from time to time;

▪delay in or the success of our clinical trials through all phases of clinical development, including our ongoing clinical trials of ANG-3777 and our ongoing clinical trial of ANG-3070;
▪potential adverse events associated with our product candidates potentially delaying or preventing approval or causing an approved drug to be taken off the market;
▪any delays in regulatory review and approval by regulatory authorities of our product candidates in clinical development, including ANG-3777;
▪our ability to obtain additional funding to develop our product candidates;
▪our ability to commercialize and obtain market acceptance and reimbursement for our approved products; and
▪our dependency on third-party manufacturers to manufacture and distribute our products and key ingredients.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
▪withdrawal of clinical trial participants;
▪termination of clinical trial sites or entire trial programs;
▪costs of related litigation;
▪substantial monetary awards to patients or other claimants;
▪decreased demand for our product candidates and loss of revenues;
▪impairment of our business reputation;
▪diversion of management and scientific resources from our business operations; and
▪the inability to commercialize our product candidates.
We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our product liability insurance coverage for clinical trials in the United States is currently limited to an aggregate of $5.0 million and outside of the United States we have coverage for lesser amounts varying by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs with unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.
Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers' compensation, products liability, malicious invasion of our electronic systems, and clinical trials (U.S. and foreign), and directors' and officers', employment practices and fiduciary liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.
Under the terms of the government grant funding we have received, the government may compel us to license to a third party, or suspend, terminate or withhold grant funding.
A significant amount of our discovery and initial clinical research has been funded principally by United States government grants and contracts. As with all other pharmaceutical research programs supported in part by federal research dollars, conducting research under federal grants required us to grant the U.S. government a nonexclusive, nontransferable, irrevocable, paid-up license for the government to practice or have the invention practiced on its behalf throughout the world. Under certain circumstances, the government can require the grantee to license a third party, or the government may take title and grant a license itself, known as march-in rights, which may occur if the invention is not brought to practical use within a reasonable time, if health or safety issues arise, if public use of the invention is in jeopardy, or if other legal requirements are not satisfied. Although, to our knowledge, the U.S. government has never forced a grantee to license a third party or taken title and granted a license itself, these march-in rights are available to the government, and we cannot assure you that the government will not exercise such rights in the future.
Under the terms and conditions of the government grant funding, we are obligated to comply with various reporting requirements and to take certain administrative actions. Material noncompliance with the terms and conditions of the grant funding may result in one or more enforcement actions by the grant agency. These enforcement actions include denying funds for the cost of funded activities, suspending the grant in whole or in part, pending corrective action, and withholding further grant awards. The grant agency may also terminate the grant for cause, or take other legally available remedies.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation's ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have not performed an analysis to assess whether an ownership change has occurred. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Under the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), the amount of post-2017 NOLs that are permitted to deduct from U.S. federal income taxes for tax years beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA, as modified by the CARES Act, generally eliminates the ability to carry back any NOLs to prior taxable years for tax years beginning after December 31, 2020, while allowing post-2017 unused NOLs to be carried forward indefinitely without expiration. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
Risks Relating to Our Intellectual Property
It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position and potential regulatory exclusivity do not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.
Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, and their methods of manufacture and use. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents and/or trade secrets that cover these activities. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be issued in relevant jurisdictions from our present or future patent filings, or those we license from third parties, and further cannot predict the extent to which we will be able to enforce such issued claims in jurisdictions important to our business. If any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

It is possible that others have filed, and in the future may file, patent applications covering products and technologies that are similar, identical or competitive to ours, or that are otherwise important to our business. We cannot be certain that any patent filings owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, and/or could allow third parties to commercialize our technology or products and compete directly with us, without payment to us. Furthermore, third party filings may issue as patents that are infringed by our manufacture or commercialization of our products. Licenses may not be available to such third party patents, and challenges to their validity or infringement may be expensive and may not succeed. If the breadth or strength of protection provided by our patents and patent applications is threatened, or if we are perceived or found to infringe intellectual property rights of others, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, and could impede or preclude our ability to commercialize our products.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, and/or limit the duration of the patent protection of our technology and products.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
▪we might not have been the first to make the inventions covered by our pending patent applications or patents;
▪others may be able to develop a product similar to, or better than, ours in a way that is not covered by the claims of our patents;
▪we might not have been the first to file patent applications for these inventions;
▪others may independently develop similar or alternative technologies or duplicate any of our technologies;
▪any patents that we have or obtain may not provide us with any competitive advantages;
▪patents have limited term and geographic scope; we may not be able to secure patents that last long enough and are in relevant jurisdictions to effectively limit competition;
▪we may not develop additional proprietary technologies that are patentable; or
▪the patents of others may have an adverse effect on our business.
Without patent protection for our compounds, pharmaceutical compositions, or formulations of our product candidates, our ability to stop others from using or selling our product, or other competitive products including our compounds, may be limited.
If the patent applications we hold or have in-licensed with respect to present or future product candidates fail to issue, if their breadth and/or strength of protection is limited or challenged, or if they fail to provide meaningful exclusivity for present or future product candidates, it could dissuade companies from collaborating with us to develop future candidates and threaten our ability to commercialize future commercial products. Any such outcome could have a materially adverse effect on our business.
We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of ANG-3777 and our other product candidates, if any, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.
However, we may not be granted an extension of patent term because, for example, of failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than what we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. If we are unable to obtain any patent term extensions, the issued pharmaceutical composition and method of treatment US patent for ANG-3777 is expected to expire during 2024, assuming it withstands any challenge. We expect that the other patents and patent applications, if issued, in our ANG-3777 portfolio, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, would expire from 2023 to 2040.
Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.
We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates, including ANG-3777 for DGF, and have not yet begun the process of applying to register trademarks for our current or any future product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
In addition, any proprietary name we propose to use with our current or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.
Risks Relating to Our Common Stock
Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.
The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this report and others such as:
▪results from, and any delays in, our clinical trials for ANG-3777;
▪results of clinical trials of our competitors' products;
▪competition from existing products or new products that may emerge;
▪announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating AKI;
▪announcements of regulatory approval or disapproval of ANG-3777;
▪failure or discontinuation of any of our research and development programs;
▪manufacturing setbacks or delays of or issues with the supply of the materials for ANG-3777;

▪announcements relating to future licensing, collaboration or development agreements;
▪announcements relating to our existing collaborators;
▪delays in the commercialization of ANG-3777;
▪acquisitions and sales of new products, technologies or businesses;
▪quarterly variations in our results of operations or those of our future competitors;
▪changes in earnings estimates or recommendations by securities analysts;
▪announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
▪developments with respect to intellectual property rights;
▪our commencement of, or involvement in, litigation;
▪changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
▪any major changes in our board of directors or management;
▪new legislation in the United States or relevant foreign jurisdictions relating to the sale or pricing of pharmaceuticals;
▪FDA or other U.S. or foreign regulatory actions affecting us or our industry;
▪product liability claims or other litigation or public concern about the safety of ANG-3777;
▪market conditions in the pharmaceutical and biotechnology sectors; and
▪general economic conditions in the United States and abroad.
In addition, the stock markets in general, and the markets for pharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If we were to become involved in securities litigation, we could incur substantial costs and resources and the attention of our management could be diverted from the operation of our business.
An active, liquid and orderly market for our common stock may not be sustained.
Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “ANGN”. The price for our common stock may vary and an active or liquid market in our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.
As of March 1, 2021, we had outstanding 29,484,490 shares of common stock, which includes the 5,750,000 shares sold as part of our IPO. The resale of 23,734,490 shares, or 80.5% of our outstanding shares of common stock is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO.
The lock-up agreements in the IPO will expire at the close of business on August 4, 2021. After the lock-up agreements expire, the shares of common stock will be eligible for sale in the public market, approximately 21% of these shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and applicable vesting schedules. Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of March 1, 2021, approximately 1.7 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
In addition, the holders of approximately 23.7 million shares of our common stock, or approximately 80.5% of our total outstanding common stock as of March 1, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.
We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock, including pursuant to our 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. We have taken a number of actions to remediate these material weaknesses, including engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP; hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and strengthening our financial reporting and close relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.
However, we are still in the process of implementing these processes and controls and we cannot assure you that these measures will be sufficient to remediate the material weaknesses that have been identified or prevent future material weaknesses or significant deficiencies from occurring.
Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act of 2002, as amended, (Sarbanes-Oxley). In light of the control deficiencies and the resulting material weaknesses that were previously identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley, additional material weaknesses and significant control deficiencies may have been identified. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley.

If we are unable to successfully remediate the existing material weaknesses in our internal control over financial reporting, or discover additional material weaknesses in the future, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.
We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404, which could result in sanctions or other penalties that would harm our business.
We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Select Market and the rules of the Securities and Exchange Commission (SEC) require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors' and officers' insurance, on acceptable terms and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.
We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act or smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act) which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the last business day of the issuer's most recently completed second fiscal quarter and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.
We are also subject to more stringent state law requirements. For example, in September 2018, California Governor Jerry Brown signed into law Senator Bill 826 (SB 826), which generally requires public companies with principal executive offices in California to have a minimum number of females on the company's board of directors. As of December 31, 2019, each public company with principal executive offices in California was required to have at least one female on its board of directors. By December 31, 2021, each public company will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. The new law does not provide a transition period for newly listed companies. Similarly, in January 2020, New York enacted a new law that mandates a study on the number of female directors on the board of corporations doing business in New York.
Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979 (AB 979), which generally requires public companies with principal executive offices in California to include specified numbers of directors from "underrepresented communities." A director from an "underrepresented community" means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Similar to SB 826, AB 979 does not provide a transition period for newly listed companies.
If we fail to comply with either SB 826 or AB 979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.
We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an "emerging growth company," as defined in Jumpstart Our Business Act of 2012, (JOBS Act), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. In addition, as an "emerging growth company," the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply for a period of time with the auditor attestation requirements of Section 404, and reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements.
We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company or smaller reporting company.
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
As of March 1, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 62.7% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Dr. Goldberg, our Executive Chairman and Chief Scientific Officer, beneficially owns a substantial percentage of our outstanding equity securities. As of March 1, 2021, Dr. Goldberg beneficially owned 1,827,566 shares of our common stock, or approximately 6.2% of our total outstanding common stock. In addition, as of March 1, 2021, Dr. Goldberg's family members beneficially owned 350,061 shares of our common stock, or approximately 1.2% of our total outstanding common stock. Accordingly, Dr. Goldberg will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm's length basis.
We have in the past and continue to be party to certain transactions with certain entities affiliated with Dr. Goldberg, our Executive Chairman and Chief Scientific Officer, as well as certain of his immediate family members. For instance, in November 2013, we granted Ohr Cosmetics, LLC (Ohr), an affiliated company, an exclusive worldwide license, with the right to sublicense, under our patent rights covering one of our CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. We own, and the family of Dr. Goldberg, owns approximately 2.4% and 81.3%, respectively, of the membership interests in Ohr. Dr. Goldberg's son is the manager of Ohr.
In addition, we rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space that we rent is part of an approximately 110,000-square-foot general laboratory and development facility (NovaPark Facility) for biological and chemistry research owned by NovaPark. We recorded rent expense for fixed lease payments of $1.0 million and $1.0 million and variable expenses related to the lease of $0.6 million and $0.4 million for the year ended December 31, 2020 and 2019. Variable expenses include NovaPark management fees of $0.1 million for each of the years ended December 31, 2020 and 2019. We account for our investment in NovaPark under the equity method of accounting. We own, and Dr. Goldberg, and Rina Kurz, Dr. Goldberg's spouse, own 10%, 45% and 45%, respectively, of the membership interests in NovaPark.
Furthermore, we are party to a consulting agreement with Dr. Goldberg's spouse and Dr. Goldberg's son is a full-time employee.
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. However, as of March 1, 2021, Dr. Goldberg beneficially owned 1,827,566 shares of our common stock, or approximately 6.2% of our total outstanding common stock. Accordingly, he will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:
▪a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
▪no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
▪the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

▪the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
▪the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
▪the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
▪a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
▪the requirement that a special meeting of stockholders may be called only by our chief executive officer or president or chairperson of the board of directors or by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
▪advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.
We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see "Description of Capital Stock."
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
▪We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person's conduct was unlawful.
▪We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
▪We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
▪We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
▪The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
▪We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.
General Risk Factors
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including most recently as a result of the COVID-19 pandemic. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Any claims relating to improper handling, storage or disposal of hazardous materials used in our business could be costly and delay our research and development efforts.
Our research and development activities involve the controlled use of potentially harmful hazardous materials, including volatile solvents and chemicals causing cancer. Our operations also produce hazardous waste products. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair our research, development or production efforts. If one of our employees were accidentally injured from the use, storage, handling, or disposal of these materials, the medical costs related to their treatment would be covered by our workers' compensation insurance policy. However, we do not carry specific hazardous waste insurance coverage and our general liability insurance policy specifically excludes coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be subject to criminal sanctions or fines or be held liable for damages, our operating licenses could be revoked, or we could be required to suspend or modify our operations and our research and development efforts.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB) or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations and may require us to make costly changes to our operational processes and accounting systems.
Our business could be affected by litigation, government investigations and enforcement actions.
We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
Legal proceedings, government investigations and enforcement actions can be expensive and time consuming. An adverse outcome resulting from any such proceeding, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities that violates (i) the laws and regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad and (iv) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.
If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks potentially adversely affecting our business operations or our stockholders.
From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include acquiring businesses, technologies, or products or entering into a business combination with another company. If we pursue such a strategy, we could, among other things:
▪issue equity securities dilutive to our current stockholders' percentage ownership;
▪incur substantial debt straining our operations;
▪spend substantial operational, financial, and management resources to integrate new businesses, technologies, and products;
▪assume substantial actual or contingent liabilities;
▪reprioritize our development programs and even cease development and commercialization of our product candidates; or
▪merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms certain of our stockholders may not deem desirable.
Although we intend to evaluate and consider acquisitions, reorganizations, and business combinations in the future, we have no agreements or understandings with respect to any acquisition, reorganization, or business combination at this time.
Security breaches, cyber-attacks or other disruptions or incidents could expose us to liability and affect our business and reputation.
We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, clinical trial data and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, "hacktivists," patient groups, disgruntled current or former employees, nation-state and nation-state supported actors and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures to protect our systems, proprietary information and sensitive data, including the personal information of clinical trial participants against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever changing information cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Any security breach of other incident, whether real or perceived, would cause us to lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information. If a security breach, cyber-attack, or other disruption is the result of state-sponsored activities, it may be considered an "act-of-war", potentially making us ineligible for reimbursement under our insurance policies covering such attacks. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.
The occurrence of natural disasters, including a tornado, an earthquake, or fire, or any material failure, weakness, interruption, cyber-attack, security incident or any other catastrophic event, could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations, and financial condition.
We and the third-party service providers on which we depend for various support functions, such as data storage, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, physical theft, power loss, war, state-sponsored attacks, telecommunications failure and similar unforeseen events beyond our control, as well as from internal and external security breaches, malware and viruses, denial or degradation of service attacks, ransomware, cyber events and other disruptive problems. Such events could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and prospects.
If a natural disaster, power outage, security incident or other event occurred that prevented us from using all or a significant portion of our offices or other facilities, damaged critical infrastructure such as our data storage facilities, financial systems, or manufacturing resource planning and quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the failure of our systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security could result in delays and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.
Furthermore, parties in our supply chain may be operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.
We are subject to numerous and varying data privacy and security laws, regulations and standards, and our failure to comply could result in penalties and reputational damage.
We are subject to domestic and foreign laws and regulations concerning data privacy, information security and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including state security breach notification laws, federal and state health information privacy laws (including HIPAA), and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. For example, the California Consumer Privacy Act (CCPA) went into effect January 1, 2020. The CCPA, among other things, imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete and opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Although the law includes limited exceptions, including for "protected health information" maintained by a covered entity or business associate, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (CPRA), recently passed in California. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA or applicable state laws.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions, including Canada, Australia, Brazil, Georgia and Europe. For example, the European Union General Data Protection Regulation (GDPR) governs certain collection and other processing activities involving personal data about individuals in the European Economic Area and the United Kingdom. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed and transferred outside of the European Economic Area, requires changes to informed consent practices, and requires more detailed notices for clinical trial participants and investigators. In addition, the GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Relatedly, following the United Kingdom's withdrawal from the European Economic Area and the European Union, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners' or suppliers' ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.
U.S. tax legislation and future changes to applicable U.S. tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.
Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government enacted significant tax reform legislation in 2017, which, as modified by the CARES Act, contains, certain provisions which may adversely affect us. Changes include, but are not limited to, a federal corporate income tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses for tax years beginning after December 31, 2020, providing for indefinite carryforwards for losses generated in tax years after December 31, 2017, imposing significant additional limitations on the deductibility of interest, allowing for the accelerated expensing of capital expenditures, and putting into effect the migration from a "worldwide" system of taxation to a largely territorial system. The legislation is unclear in many respects and may continue to be subject to potential amendments, technical corrections, interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which may mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial condition and results of operations.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the Federal Courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have obtained or licensed, or that we might obtain or license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have obtained or licensed or that we may obtain or license in the future.
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive, would consume time and resources and would divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also a risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our patents. In addition, the United States Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products or product candidates, or their manufacture or use, will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization collaborators are using inventions covered by the third party's patent rights. It is also possible that a third party might allege that our products or product candidates, or their manufacture or use, incorporate or rely on trade secrets improperly received from the third party. A third party alleging violations of their intellectual property rights may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. Defense of such claims, regardless of their merit, are costly and could affect our results of operations and divert the attention of managerial and scientific personnel.
There is a risk that a court would decide that we or our commercialization collaborators are infringing the third party's intellectual property rights and would order us or our collaborators to stop relevant activities. In that event, we or our commercialization collaborators may not have a viable way to avoid the infringement and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our collaborators to pay the other party damages for having infringed the other party's intellectual property rights. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.
If we are sued for patent or other intellectual property (e.g., trade secret, trademark, etc.) infringement, we could incur significant costs, and delays in our product development or commercialization.
For example, in order to prevail in a suit alleging patent infringement, we would need to demonstrate that our products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity of a patent is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming.
We cannot be certain that others have not filed patent applications or obtained issued patents for technology that we need to use to commercialize our products, at least because:
▪some patent applications in the United States may be maintained in secrecy until the patents are issued;
▪patent applications in the United States are typically not published until 18 months after the priority date;
▪even published patent applications and patents may be difficult or impossible to identify if their records in available databases are incomplete or inaccurate, or are in a language that is not readily amendable to searching in English; and
▪publications in the scientific literature often lag behind actual discoveries.
Our most advanced programs are currently in clinical trials. Patent laws of various jurisdictions, including the United States, exempt clinical trial activities, and most or all preclinical work, from patent infringement. These exemptions expire when clinical work is completed and application for a commercialization license (e.g., a New Drug Application) is submitted to a relevant regulatory authority (e.g., the FDA). Accordingly, we cannot be confident that third parties will not allege patent infringement with respect to our existing products or programs merely because they have not yet done so.
Our competitors may have filed, and may in the future file, patent applications covering technology like ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our United States patent position with respect to such inventions, and granting such position to the third party, so that we may need to seek a license from such third party to continue our use of the technologies, which license might not be available, or might impose significant costs.
Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.
In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
We may not have sufficient resources to bring actions alleging intellectual property infringement to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates. Furthermore, even if we are successful in proceedings relating to alleged intellectual property infringement or misappropriation, we may incur substantial costs and divert management's time and attention in pursuing these proceedings, which could have a material adverse effect on us.
Some of our competitors may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to the USPTO and non-United States patent agencies. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers. If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, validity or enforceability of, or right to use, valuable intellectual property. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA's disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and we may encounter significant problems in securing and defending our intellectual property rights outside the United States.
Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs, divert our efforts and attention from other aspects of our business, and put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
If securities or industry analysts do not publish research or reports about our business, or if an adverse or misleading opinion regarding our stock or business is published by anyone, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. It may also be influenced by research, reports, and other opinions and statements published by others, including on social media. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us, or others, issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts or others, demand for our common stock could decrease and our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our corporate operations are based in San Francisco, California, our clinical and regulatory operations are based in Newton, Massachusetts, and our discovery and research programs are based in Uniondale, New York. We currently occupy 100 square feet of temporary corporate office space in San Francisco under a bi-monthly lease. We also currently lease 6,157 square feet of clinical and regulatory space in Newton, Massachusetts under a lease that expires in June 2024 and 43,000 square feet of research and discovery space in Uniondale, New York under a lease that expires in June 2026 from NovaPark LLC, a related party. See "Certain Relationships and Related Party Transactions". In addition to these facilities, we rent approximately 2,105 square feet of office space in Fort Lee, New Jersey under a lease that expires in March 2022.

We believe our facilities are suitable and adequate for our current needs, and that we will be able to obtain additional space, as needed, on commercially reasonable terms.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades under the symbol “ANGN” on the NASDAQ Global Select Market and has been publicly traded since February 5, 2021. Prior to this time, there was no public market for our common stock.
Use of Proceeds from the Initial Public Offering
On February 9, 2021, we closed our Initial Public Offering of 5,750,000 shares of our common stock at a public offering price of $16.00 per share, which includes the full exercise by the underwriters of their option to purchase an additional 750,000 shares of common stock. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to registration statements on Form S-1, as amended (Registration No. 333-252177), which was declared effective by the SEC on February 4, 2021. Aggregate net proceeds to Angion were $85.6 million, after deducting underwriting discounts, commissions and offering expenses of $6.4 million.
The Concurrent Private Placement
On February 4, 2021, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vifor Pharma, pursuant to which the Company agreed to sell 1,562,500 shares of common stock to Vifor Pharma at a purchase price of $16.00 per share (the Concurrent Private Placement), equal to the offering price per share in the Company’s IPO, for net proceeds of $24.3 million, after deducting a placement agent fee equal to 3% of the total purchase price of the private placement shares.

The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $109.9 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses payable by the Company.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 5, 2021 pursuant to Rule 424(b)(4).
Holders of Record
As of March 30, 2021, there were approximately 374 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy
We have never declared or paid cash dividends on our common stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance Under Equity Compensation Plans
The information called for by this item regarding equity compensation plans is incorporated by reference to Part III, Item 11 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities

The following list sets forth information as to all securities we have sold since January 1, 2020, which were not registered under the Securities Act.
Common Stock
On February 9, 2021, we closed the Concurrent Private Placement of 1,562,500 shares of common stock to Vifor Pharma for gross proceeds of $25.0 million.
The Concurrent Private Placement is exempt from registration pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act). Vifor Pharma acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends have been affixed to the securities issued in connection with the Concurrent Private Placement.
Preferred Series C

1.    In 2020, we issued 37,732 shares of Series C convertible preferred stock to 12 accredited investors at $642.75 per share for aggregate proceeds to us of $24,265,000.

Convertible Notes

2.     From October 2019 to December 2020, we issued convertible promissory notes in the aggregate principal amount of $41,488,000 to 141 accredited investors.

Warrants

3.    Since January 1, 2016, in connection with the issuance of the Notes, we issued warrants to approximately 50 accredited investors to purchase 1,516,632 shares of our common stock at an exercise price of $6.43 per share.

4.    From October 2019 to September 2020, we issued warrants to purchase 433,374 shares of our common stock at an exercise price of $0.01 per share to four registered placement agents in connection with their assistance in the marketing and sale of convertible promissory notes and Series C convertible preferred stock.

Stock Options

5.    Since January 1, 2016, we granted stock options and stock awards outside of our 2015 Equity Incentive Plan to our chief executive officer, covering an aggregate of 934,400 shares of our common stock, at a weighted-average exercise price of $5.89 per share.

6.    Since January 1, 2016, we granted stock options to employees, directors and consultants under our 2015 Equity Incentive Plan, covering an aggregate of 2,109,573 shares of our common stock, at a weighted-average exercise price of $10.80 per share. Of these, options covering an aggregate of 522,390 shares were cancelled without being exercised and were repurchased concurrent with employee or consultant terminations, 39,801 options expired and 1,000 were exercised.

Restricted Stock Units

7.    Since January 1, 2016, we granted restricted stock units to employees under our 2015 Equity Incentive Plan, covering an aggregate of 644,043 shares of our common stock.

Restricted Stock Awards

8.    Since January 1, 2016, we granted restricted stock awards to employees under our 2015 Equity     Incentive Plan covering an aggregate of 38,895 shares of our common stock.
The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act under (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701,

(ii) Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or (iii) transactions with a non-U.S. person (including Regulation S promulgated under the Securities Act).
Item 6. Selected Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to the historical financial information, this discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled "Risk Factors" and elsewhere in this report. You should carefully read the section of this Annual Report on Form 10-K titled "Risk Factors" to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this report titled "Special Note Regarding Forward-Looking Statements."
This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our prospectus for our initial public offering, dated February 4, 2021 filed with the SEC on February 5, 2021.
Overview
We are a late-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our lead product candidate, ANG-3777, is a hepatocyte growth factor (HGF) mimetic that we are currently evaluating in multiple acute organ injuries and related indications, including acute kidney injury (AKI) and injuries to other major organs, such as the lungs, central nervous system (CNS) and heart. Within AKI, we are currently evaluating ANG-3777's ability to improve kidney function and reduce the severity of transplant-associated AKI, also known as delayed graft function (DGF), in patients at risk for kidney dysfunction, as well as for the treatment of AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). We are also evaluating ANG-3777 for indications within acute lung injury (ALI), with our primary focus on acute respiratory distress syndrome (ARDS), as well as acute CNS injuries. We are advancing multiple programs for the treatment of fibrotic diseases, leading with ANG-3070, a tyrosine kinase inhibitor (TKI), and our inhibitor of rho kinase 2 (ROCK2). We also continue to develop other preclinical product candidates, including our CYP11B2 (aldosterone synthase) inhibitors, which we are investigating for the purpose of targeting aldosterone-related fibrotic diseases.
Since our inception, we have devoted substantially all of our efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, organizing and staffing our business, business planning, raising capital and providing general and administrative support for these operations. Prior to 2014, our efforts were primarily focused on researching a number of pathways related to serious organ diseases and applying our medicinal chemistry expertise towards creating potential therapeutics to address the unmet medical needs of patients. During this time period, our operations were funded primarily through the receipt of U.S. government grants and contracts. In 2014, we began raising capital through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations, with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical programs and accelerating our other development programs, including our second product candidate, ANG-3070.

From our inception through December 31, 2020, we have received an aggregate of $182.9 million in funding, which includes approximately $68.8 million from U.S. government grants and contracts and aggregate gross proceeds of $114.1 million through the issuance and sale of our debt and equity securities. In addition, in the year ended December 31, 2018, we received an upfront payment of $4.0 million from Sinovant pursuant to the Sinovant License discussed below. We also received an upfront payment under our license agreements with Vifor Pharma of $30.0 million in November 2020. As of December 31, 2020, we had cash and cash equivalents of $34.6 million. On February 9, 2021, we closed an IPO of 5,750,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock, for aggregate gross proceeds of $92.0 million. Additionally, we closed the Concurrent Private Placement of 1,562,500 shares of our common stock for aggregate gross proceeds of $25.0 million in connection with a stock purchase agreement with Vifor Pharma.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, a significant portion of our future revenue and cash resources is expected to be derived from our license agreement with Vifor Pharma and, to a lesser extent, our license agreement with Sinovant. Our net losses were $80.1 million and $40.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $160.6 million. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3777, ANG-3070 and our other product candidates through clinical trials and preclinical development, and as we seek regulatory approval for ANG-3777, ANG-3070 or any of our other product candidates. In addition, if we seek approval for any of our wholly-owned product candidates or those for which we retain the right to commercialize, we expect to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates. Finally, we expect to incur increased expenses to protect our intellectual property and expand our general and administrative support functions, including hiring additional personnel, as well as incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities.
We rely on third parties in the conduct of our preclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we expect to continue to rely on third parties, many of whom are single-source suppliers, for our preclinical study and clinical trial materials. In addition, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a marketing and sales organization and commercial infrastructure in advance of generating any product sales of wholly-owned product candidates or those for which we retain the right to commercialize. Furthermore, we will need to make continued investment in development studies, registration activities and the development of commercial support functions including quality assurance and safety pharmacovigilance before we will be in a position to sell any of our product candidates, if approved.
The Initial Public Offering and Concurrent Private Placement
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $109.9 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses payable by the Company. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COVID-19 Update
A novel strain of coronavirus SARS-CoV-2 and the resulting disease, coronavirus disease 2019 (COVID-19), were first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. For example, our Phase 3 registration trial of ANG-3777 to improve kidney function and reduce the severity of DGF, patient enrollment between February 2020 and when we completed enrollment was impacted by public safety restrictions related to the COVID-19 pandemic. Our Phase 2 clinical trial of ANG-3777 in patients at risk for developing AKI following cardiac surgery involving cardiopulmonary bypass has been similarly impacted. We are continuing to evaluate the impact of the COVID-19 restrictions on our expected pace of enrollment, as such impacts could delay the timing of topline results in either our Phase 3 study in DGF or our Phase 2 clinical trial in CSA-AKI. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.
Numerous state and local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our corporate operations are based, issued "shelter-in-place" or "stay at home" orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Similar orders and restrictions have been imposed in New York and Massachusetts, and such orders or restrictions have resulted in our office closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. We are supporting our employees by utilizing remote work, leveraging virtual meeting technology and encouraging employees to follow local guidance.
The global pandemic of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
At this time, we do not expect any disruption in our supply chain of drugs necessary to conduct our clinical trials and given our drug inventories, and we believe we will be able to supply the drug needs of our clinical trials in 2020 and 2021. However, we are continuing to evaluate our clinical supply chain in light of the COVID-19 pandemic.
License, Collaboration and Grant Agreements
License Agreement with Vifor Pharma
In November 2020, we granted Vifor Pharma, an exclusive, global (excluding Greater China), royalty-bearing license, for the commercialization of ANG-3777 in all Renal Indications, beginning with DGF and CSA-AKI. The Vifor License also grants Vifor Pharma exclusive rights, with a right to sublicense subject to our consent for certain specified conditions, to develop and manufacture ANG-3777 for commercialization in Renal Indications worldwide (excluding Greater China) in cooperation with us or independently. We retain the right to develop and commercialize combination therapy products combining ANG-3777 with our other proprietary molecules, subject to Vifor Pharma's right of first negotiation with respect to global (excluding Greater China) rights to such combination therapy products in the Renal Indications.
Pursuant to the Vifor License, we are entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in upfront cash that we received in November 2020, a $30 million equity investment and $20 million due upon enrolling the first patient in a Phase 3 trial of ANG-3777 for CSA-AKI. In December 2020, we issued Vifor Pharma a convertible promissory note in aggregate principal amount of $5.0 million as part of the equity investment with a maturity date of three years, 2% interest and a conversion price of $11.57 per share, which was automatically converted into shares of our common stock upon the consummation of our initial public offering on February 9, 2021, and one or more entities affiliated with Vifor Pharma purchased $25 million of shares of our common stock in the Concurrent Private Placement at a price per share equal to the initial public offering price, $16.00 per share (see Note 17 in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.) We are also eligible to receive post-approval milestones of up to approximately $260 million. Further, we are eligible to receive milestone payments based upon global net sales: in the United States, the milestone payments range from $100 million to $450 million, based upon annual U.S. net sales tiers between $300 million and $1 billion, and outside the United States, the milestone payments range from $75 million to $200 million, based upon annual net sales tiers between $250 million and $550 million. In aggregate, we are eligible for sales milestone payments totaling $1.585 billion and a total potential deal value of up to $1.925 billion (subject to certain reductions and offsets). We are also eligible to receive tiered royalties on global net sales of ANG-3777 at royalty rates of 10% for annual U.S. net sales below $100 million, mid-teens to low twenties for annual U.S. net sales between $100 million and $500 million and 40% for annual U.S. net sales above $500 million. Outside the United States, we are eligible to receive tiered royalties on annual ex-U.S. net sales of ANG-3777 at royalty rates of 10% for annual ex-U.S. net sales below $50 million, mid-teens to low twenties for annual ex-U.S. net sales between $50 million and $250 million and 40% for annual ex-U.S. net sales above $250 million. Such milestones and royalties are subject to certain specified reductions and offsets. We recognized revenue of $0.2 million for the upfront cash payment in 2020 as license revenue. We had deferred revenue under this agreement of $29.8 million at December 31, 2020.
Under the Vifor License, we retain responsibility at our own cost for executing a pre-specified clinical development plan, which has been designed to obtain regulatory approvals of ANG-3777 for the DGF and CSA-AKI indications in the United States, the European Union, Switzerland and the United Kingdom. The plan includes the completion of our ongoing and currently planned clinical trials and other clinical development activities in such indications. We will be responsible for regulatory interactions and filings relating to such indications in the United States, and Vifor Pharma will be responsible for such matters outside the United States. We will share equally with Vifor Pharma the cost of related post-approval clinical development activities for such indications. We will conduct drug substance and drug product development for ANG-3777 for DGF and CSA-AKI until production scale at our cost. Prior to the first regulatory approval of ANG-3777 for DGF or CSA-AKI in the United States or the European Union, Vifor Pharma will assume responsibility of the commercial manufacture of ANG-3777 for such indications in accordance with a supply agreement to be negotiated in good faith between Vifor Pharma and us. In addition, Vifor Pharma will be solely responsible at its own cost for the commercialization of DGF and CSA-AKI indications and any other Renal Indications, both within and outside of the United States (excluding Greater China). Pursuant to the Vifor License, we expect to collaborate with Vifor Pharma through the operation of joint governance committees, with each party having final determination authority in their respective areas of responsibility and other specific matters, subject to certain exceptions.
The Vifor License will continue until the expiration of the last royalty term for a licensed product in the licensed territory, unless earlier terminated. The royalty term for a licensed product is, on a country-by-country basis, shall start with the first commercial sale of such licensed product in such country and expire at the latest of (i) expiration of all licensed patents covering the composition of matter of such licensed product or method of use for such licensed product that has obtained regulatory approval in such country, (ii) expiration of all regulatory and data exclusivity applicable to such licensed product in such country, or (iii) the tenth (10th) anniversary of the date of the first commercial sale of such licensed product in such country.
Vifor Pharma may terminate the Vifor License at its sole discretion upon the earlier of (i) the acceptance for filing of an NDA covering products incorporating ANG-3777 filed with the FDA (after completion of the relevant Phase 3 clinical trial for such products), or (ii) the third anniversary of the effective date of the Vifor License. Both we and Vifor Pharma may terminate the Vifor License in its entirety if the other is in material breach of the Vifor License and has not cured the breach (if curable) within 60 days, or 90 days for incurable breach. In certain circumstances, in the event of our material breach of the Vifor License, Vifor Pharma may terminate the Vifor License with respect to certain major markets. In addition, both parties have the right to terminate the Vifor License upon insolvency of the other party.
License Agreement with Sinovant
In August 2018, we granted Sinovant an exclusive, royalty-bearing license, with the right to sublicense through multiple tiers subject to our consent for certain specified conditions, for the development and commercialization of ANG-3777 for all therapeutic uses in humans and animals in Greater China (China, Hong Kong, Taiwan and Macau). We also granted Sinovant a non-exclusive license, with the right to sublicense through multiple tiers subject to our consent for certain specified conditions, to manufacture ANG-3777 inside and/or outside Greater China for the development and commercialization of ANG-3777 for all therapeutic uses in humans and animals in Greater China.
In 2018, we received an upfront payment of $4.0 million from Sinovant. In addition, pursuant to the Sinovant License, if we achieve the agreed upon development and commercial milestones, Sinovant is obligated to make payments totaling up to $171 million, and tiered royalties on net sales of ANG-3777 at rates ranging from low-double digit percentages to percentages in the low-twenties. Such royalties are further subject to certain specified reductions and offsets.
The Sinovant License will continue on a product-by-product basis from the effective date of the license until the expiration of the last royalty term for such licensed product in Greater China. The royalty term for a licensed product is, on a country-by-country basis, the latest of the expiration of the last-to-expire valid claim of a licensed patent that covers the licensed product in such country, or the expiration of regulatory exclusivity for such licensed product in the country, or ten years after the first commercial sale of such licensed product in such country.

Sinovant may terminate the Sinovant License at its sole discretion on 90 days' written notice if notice is given before the regulatory approval of any licensed product incorporating ANG-3777, or 180 days' written notice if given after regulatory approval of any licensed product incorporating ANG-3777. Both we and Sinovant may terminate the Sinovant License in its entirety if the other is in material breach of the Sinovant License and has not cured the breach within 90 days (or 60 days if the breach is payment-related).
In addition, both parties have the right to terminate the Sinovant License upon insolvency of the other or upon a force majeure event that prohibits either party from performing its obligations for a period of six months.
No revenue was recognized during the years ended December 31, 2020 and 2019.
Collaboration with the University of Michigan
In 2019, we entered into a subcontractor agreement with The Regents of the University of Michigan (UM), under which we provide funding for a study of ANG-3070 in nephrotic kidney disease. Under this agreement we obtain access to the Nephrotic Syndrome Study Network (NEPTUNE), an integrated group of academic centers, patient support organizations and clinical resources dedicated to advancing the treatment of kidney disorders. The goal of work under this agreement, which we support through a grant from the DOD, is to identify human disease and drug response profiles based upon the genes, networks and pathways that correlate with the therapeutic activity of ANG-3070 in primary focal segmental glomerulosclerosis (FSGS) and other fibrotic diseases. We are obligated to provide to UM up to a total of $520,000 over the course of the project. We have an option to license and commercialize intellectual property generated during the term of the agreement that is solely owned by UM under commercially reasonable terms.
The agreement has a three-year term and may be terminated by UM for convenience upon 90 days' written notice. We may terminate the agreement for convenience with 30 days' written notice to UM or immediately upon termination of cancellation of our grant from the DOD.
No revenue was recognized during the years ended December 31, 2020 and 2019.
Grants
Since our inception, we have had the benefit of receiving peer-reviewed, competitive grants and contracts from the NIH and the NSF under the SBIR program and from the DOD. From our inception through December 31, 2020, such grants resulted in total proceeds of $68.8 million and as of December 31, 2020, active grants and those for which we have received notification of the intent to fund will provide approximately $0.7 million in anticipated research costs, which includes monies to be paid to university collaborators and other subcontractors named in the grant applications.
We have several grant applications pending review by the NIH, NSF and DOD, and we intend to continue to apply for grants to fund our discovery efforts.
Components of Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Revenue
We do not have any products approved for sale and have not generated any revenue from product sales. Our revenue to date primarily has been derived from government funding consisting of U.S. government grants and contracts, and revenue under our license agreements.
Grant Revenue
Our grants and contracts reimburse us for direct and indirect costs relating to the grant projects and also provide us with a pre-negotiated profit margin on total direct and indirect costs of the grant award, excluding subcontractor costs, after giving effect to directly attributable costs and allowable overhead costs. Funds received from grants and contracts are generally deemed to be earned and recognized as revenue as allowable costs are incurred during the grant or contract period and the right to payment is realized.

Contract Revenue
Our license agreements comprise elements of upfront license fees, milestone payments based on development and royalties based on product sales. The timing of our operating cash flows may vary significantly from the recognition of the related revenue. Income from upfront payments is recognized when we satisfy the performance obligations in the contract, which can result in recognition at either a point in time or over the period of continued involvement. Other revenue, such as milestone payments, are recognized when achieved.
Our revenue to date has been generated from payments received pursuant to the Vifor License Agreement. As of December 31, 2020, we recognized revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606, Revenue from Contracts with Customers. We expect to continue recognizing revenue from upfront payments related to the Vifor License Agreement using the cost-based input method in the foreseeable future.
In addition to receiving an upfront payment, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. If a milestone is considered probable of being reached, and if it is probable that a significant revenue reversal would not occur, the associated milestone amount would also be included in the transaction price.
We expect that any license revenue we generate from our current license agreement, and from any future collaboration partners, will fluctuate in the future as a result of the timing and amount of upfront, milestones and other collaboration agreement payments and other factors.
Operating Expenses
Cost of Grant Revenue
Our cost of grant revenue primarily relates to personnel-related costs and expenses for grant projects.
Research and Development Expenses
To date, our research and development expenses have primarily related to discovery efforts and preclinical and clinical development of our product candidates. We recognize research and development expenses as they are incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Our research and development expenses consist primarily of:
▪personnel costs, including salaries, payroll taxes, employee benefits and stock-based compensation, for personnel in research and development functions;
▪costs associated with medical affairs activities;
▪fees paid to consultants, clinical testing sites and contract research organizations (CROs), including in connection with our preclinical studies and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation, analysis and reporting;
▪contracted research and license agreement fees with no alternative future use;
▪costs related to acquiring, manufacturing and maintaining clinical trial materials and laboratory supplies;
▪depreciation of equipment and facilities;
▪legal expenses related to clinical trial agreements and material transfer agreements; and
▪costs related to preparation of regulatory submissions and compliance with regulatory requirements.

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments that support multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 in 2020 and 2019. Of our total research and development expenses for the years ended December 31, 2020 and 2019, 73% and 69%, respectively, of such expenses were from external third-party sources and the remaining 27% and 31%, respectively, were from internal sources.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates and continue to invest in research and development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
▪the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
▪future preclinical and clinical trial results;
▪obtaining market access and reimbursement approvals; and
▪the timing and receipt of any regulatory approvals.
A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct preclinical or clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our preclinical or clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, such as salaries, payroll taxes, employee benefits and stock-based compensation, for personnel in executive, operational, finance and human resources functions. Other significant general and administrative expenses include allocation of facilities costs, accounting and legal services and expenses associated with obtaining and maintaining patents. A portion of the general and administrative expenses are reimbursed through the overhead rates contained in our grants with the U.S. Government.
We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercial preparation activities for ANG-3777 and, if any future product candidate receives marketing approval, commercialization activities. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.
Other Income (Expense)
Convertible Notes Recorded at Fair Value
We have elected the fair value option for recognition of our convertible notes. Our convertible notes are subject to re-measurement each reporting period with gains and losses reported through our consolidated statements of operations.
Liability Classified Series C Convertible Preferred Stock Recorded at Fair Value
Series C convertible preferred stock includes settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock is accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value is accreted to interest expense using the effective interest method. During 2020, certain of the convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes (the Exchanged Series C Shares) will continue to be recorded at fair value. The Exchanged Series C Shares are subject to re-measurement each reporting with gains and losses reported through our consolidated statements of operations.

Warrant Liability
We have accounted for certain of our freestanding warrants to purchase shares of our common stock as liabilities measured at fair value, in accordance with ASC 815, Derivative and Hedging. The warrants are subject to re-measurement at each reporting period with gains and losses reported through our consolidated statements of operations.
Foreign Exchange Transaction Gain
Foreign currency transaction gains, primarily related to intercompany loans, are recorded as a component of other income (expense) in our consolidated statements of operations.
Earnings in Equity Method Investment
Earnings in equity method investment represents our 10% interest in NovaPark that is accounted for under the equity method.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents.
Results of Operations
Comparison For the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$193	$—	$193	*
Grant revenue	2,687	1,487	1,200	80.7%
Total revenue	2,880	1,487	1,393	93.7%
Operating expenses:
Cost of grant revenue	1,190	640	550	85.9%
Research and development	38,977	29,837	9,140	30.6%
General and administrative	17,986	9,601	8,385	87.3%
Total operating expenses	58,153	40,078	18,075	45.1%
Loss from operations	(55,273)	(38,591)	(16,682)	43.2%
Other income (expense),net	(24,834)	(2,067)	(22,767)	*
Net loss	$(80,107)	$(40,658)	$(39,449)	97.0%
_______________________
*Not meaningful
Contract Revenue
Contract revenue increased by $0.2 million, from the year ended December 31, 2019 to the year ended December 31, 2020. Th increase is attributable to revenue recognized related to the upfront payment from Vifor Pharma pursuant to the Vifor License Agreement entered into in 2020.
Grant Revenue
Grant revenue increased by $1.2 million, or 80.7%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase is primarily attributable to an increase in reimbursable costs relating to our grant from the DOD for the year ended December 31, 2020.

Cost of Grant Revenue

Cost of grant revenue increased by $0.6 million, or 85.9%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase is primarily attributable to personnel-related costs and expenses for two new grant projects with the NIH and DOD for the year ended December 31, 2020.
Research and Development Expenses
Research and development expenses increased by $9.1 million, or 30.6%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase of $3.1 million in fees paid to CROs and CMOs as a result of increased clinical and non-clinical trial activities, primarily relating to the development of ANG-3777 and ANG-3070, an increase of $6.0 million in personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount.
General and Administrative Expenses
General and administrative expenses increased by $8.4 million, or 87.3%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $1.9 million of personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount, an increase of $4.0 million of corporate fees due to financing from debt and equity, and an increase of $2.5 million of professional fees for legal, consulting, accounting, tax and other services.
Other Income (Expense)
Other expenses increased by $22.8 million, from the year ended December 31, 2019 to the year ended December 31, 2020. This increase is primarily attributable to interest expense of $8.8 million related to our convertible notes and Series C convertible preferred stock and an increase of $14.3 million in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we have elected the fair value option. The convertible notes and warrants both require re-measurement at each balance sheet date with gains and losses reported through our consolidated statement of operations.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate that we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. As of December 31, 2020 and 2019, we had $34.6 million and $5.6 million, respectively, of cash and cash equivalents.
From our inception, we have received an aggregate of $182.9 million in total funding, which consists of over $68.8 million from U.S. government grants and contracts.
In November 2020, we received an upfront payment of $30.0 million from Vifor pursuant to the Vifor License Agreement. In December 2020, we issued Vifor Pharma a convertible promissory note in aggregate principal amount of $5.0 million, with interest accruing at 2%, on substantially similar terms, but with a maturity date of three years and a conversion price of $11.57 per share (the Vifor Convertible Note).
In addition to the Vifor Convertible Note, we also issued $31.2 million in aggregate principal amount of convertible promissory notes in 2020.
In 2020, we issued 34,928 shares of Series C convertible preferred stock at $642.75 per share for gross proceeds of approximately $22.3 million.
In April 2020, we were approved for and received a loan of approximately $0.9 million from Hanmi Bank under the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) and the Paycheck Protection Program (PPP) offered by the U.S. Small Business Administration (SBA). The loan is evidenced by a promissory note and agreement, dated April 21, 2020 (the PPP Note). The PPP Note proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt, if any. The interest rate on the PPP Note is a fixed rate of 1%

per annum. To the extent that the amounts owed under the PPP Note or a portion of them, are not forgiven, we will be required to make principal and interest payments in monthly installments beginning in August 2021. The SBA and U.S. Department of Treasury may continue to update guidance on the calculation of loan forgiveness, which updated guidance could affect the amount of the loan proceeds that could be forgiven. The PPP Note matures on the two year anniversary of the loan disbursement.
In February 2021, we generated aggregate net proceeds of approximately $109.9 million from our IPO and Concurrent Private Placement, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses payable. See Note 17.
Future Funding Requirements

Based on our current operating plan, we believe that our cash and cash equivalents, together with the net proceeds from our initial public offering and the Concurrent Private Placement, will be sufficient to fund our planned operations for at least 12 months following the issuance date of our consolidated financial statements. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
▪the scope, progress, results and costs of researching and developing ANG-3777, ANG-3070 or any other product candidates, and conducting preclinical studies and clinical trials;
▪the outcome of our ongoing and future clinical trials, including our Phase 3 registration trial of ANG-3777 for DGF, our Phase 2 clinical trial of ANG-3777 for CSA-AKI, our Phase 2 clinical trial in Brazil of ANG-3777 for the reduction of severity and progression of ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to acute respiratory distress syndrome (ARDS) and our Phase 1 clinical trial of ANG-3070 in healthy volunteers;
▪whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪the clinical development of ANG-3777 for other potential indications in addition to DGF and CSA-AKI, including ALI and central nervous system (CNS) injuries;
▪the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
▪the willingness of the FDA and foreign regulatory authorities to accept the results of our ongoing Phase 3 registration trial, as well as our other completed and planned clinical trials and preclinical studies and other work, as the basis for review and approval of ANG-3777 for DGF and any other indication;
▪the outcome, costs and timing of seeking and obtaining and maintaining FDA and any foreign regulatory approvals;
▪the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
▪the ability of our product candidates to progress through clinical development successfully;
▪our need to expand our research and development activities, including to conduct additional clinical trials;
▪market acceptance of our product candidates, including physician adoption, market access, pricing and reimbursement;
▪the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
▪our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
▪our need and ability to hire additional personnel, including management, clinical development, medical and commercial personnel;
▪the effect of competing technological, market developments and government policy;
▪the costs associated with being a public company, including our need to implement additional internal systems and infrastructure, including financial and reporting systems;

▪the costs associated with securing and establishing commercialization and manufacturing capabilities, as well as those associated with packaging, warehousing and distribution;
▪the costs associated with being a commercial company with approved products for sale, including our obligation to meet applicable healthcare laws and regulations and implement robust compliance programs;
▪the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future and timing and amount of payments thereunder; and
▪the timing, receipt and amount of sales and general commercial success of any future approved products, if any.
Until such time as we or our collaborators can generate significant revenue from sales of ANG-3777 or we can generate sufficient revenue from sales of ANG-3070 or any other product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credit revenue or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. This may be particularly true during the COVID-19 pandemic when the global capital markets are experiencing extreme volatility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019

Net cash provided by (used in)
Operating activities	$(22,888)	$(24,589)
Investing activities	(41)	(242)
Financing activities	52,409	4,890
Effect of foreign currency on cash	(444)	—
Net increase (decrease) in cash	$29,036	$(19,941)
Operating activities
For the year ended December 31, 2020, net cash used in operating activities was $22.9 million, which primarily consisted of a net loss of $80.1 million, partially offset by net non-cash charges of $31.5 million and a change in net operating assets and liabilities of $25.8 million. The net non-cash charges were primarily related to a change in fair value of $16.5 million in convertible notes, Series C preferred stock and warrant liabilities, amortization of debt issuance costs of $7.7 million, stock-based compensation expense of $4.7 million and placement agent fees of $1.7 million. The change in net operating assets and liabilities was due to an increase of $29.8 million in deferred revenue due to the upfront fee from the Vifor License Agreement and $3.7 million in accrued expenses, partially offset by an increase of $2.0 million in prepaid expenses and other current assets and a decrease of $5.6 million in accounts payable due to our overall growth, increased research and development spending and timing of payments.

For the year ended December 31, 2019, net cash used in operating activities was $24.6 million, which primarily consisted of a net loss of $40.7 million, partially offset by net non-cash charges of $6.3 million and a change in net operating assets and liabilities of $9.8 million. The net non-cash charges were primarily related to a change in fair value of $2.6 million in convertible notes and warrant liabilities and stock-based compensation expense of $3.3 million. The change in net operating assets and liabilities was due to an increase of $10.7 million in accounts payable due to our overall growth, increased research and development spending and timing of payments.
Investing activities
For the year ended December 31, 2020 and 2019, net cash used in investing activities of $41,000 and $0.2 million, respectively, was primarily used to purchase of fixed assets for research activities.
Financing activities
For the year ended December 31, 2020, net cash provided by financing activities was $52.4 million, primarily due to net proceeds of $31.2 million from the issuance of convertible notes and warrants, $20.0 million from the issuance of liability classified Series C Convertible Preferred Stock net of issuance costs and $0.9 million proceeds from our PPP loan.
For the year ended December 31, 2019, net cash provided by financing activities was $4.9 million, primarily due to net proceeds of $5.3 million from the issuance of convertible notes and warrants.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.
Critical Accounting Policies and Significant Judgements and Estimates
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Contract Revenue
The Company accounts for revenue earned from contracts with customers under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC Topic 606"). Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Company performs the following five steps:
(1)    Identify the contract(s) with a customer;
(2)    Identify the performance obligations in the contract;
(3)     Determine the transaction price;
(4)    Allocate the transaction price to the performance obligations in the contract; and
(5)    Recognize revenue when (or as) the entity satisfies a performance obligation.
At contract inception, the Company assess the goods or services promised within each contract, whether each promised good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

The Company enters into agreements under which it may obtain upfront payments, milestone payments, royalty payments and other fees. Promises under these arrangements may include licenses of intellectual property, research services, including selection campaign research services for certain replacement targets, the obligation to share information during the research and the participation of alliance managers and in joint research committees, joint patent committees and joint steering committees. The Company assesses these promises within the context of the agreements to determine the performance obligations.
Licenses of Intellectual Property: If a license to its intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront payments. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Milestone payments: The Company evaluates whether the regulatory and development milestones are considered probable of being reached and estimate the amounts to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price.
Sales-based milestones and royalties: For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales-based royalty revenue resulting from any license agreement.
Deferred revenue, which is a contract liability, represents amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount expected to be recognized within one year from the consolidated balance sheet date based on the estimated performance period of the underlying performance obligation. The noncurrent portion of deferred revenue represents amounts expected to be recognized after one year through the end of the performance period of the performance obligation.
Grant Revenue
The Company concluded that the Company's government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer. The Company has concluded that the grants meet the definition of a contribution and are non-reciprocal transactions, and have also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition, does not apply, as the Company is a business entity and the grants are with governmental agencies.
In the absence of applicable guidance under GAAP, the Company developed a policy for the recognition of grant revenue when the allowable costs are incurred and the right to payment is realized.
The Company believes this policy is consistent with the overarching premise in ASC Topic 606, to ensure that revenue recognition reflects the transfer of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC Topic 606. The Company believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC Topic 606.

Research and Development
Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical studies, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities.
The Company has agreements with various Contract Research Organizations ("CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the consolidated balance sheet. Payments made to CROs under this arrangement in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the years ended December 31, 2020 and 2019, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), including restricted stock units with non-market performance and service conditions ("PSUs") to be recognized in the financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company's common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company records expense for stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company's management deems probable that the performance conditions will be satisfied. The Company may recognize a cumulative true-up adjustment related to PSUs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. All share-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the respective employees or non-employee's roles within the Company. Forfeitures are recorded as they occur.
Convertible Notes Payable at Fair Value
As permitted under ASC 825, Financial Instruments ("ASC 825"), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the consolidated statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense in earnings as incurred and not deferred. The estimated fair value of the convertible notes is determined by utilizing a present value cash flow model and the values of the equity underlying the conversion options were estimated using company equity values implied from the Subject Company Transaction Method which includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method). See Note 4. Accrued interest for the notes has been included in the change in fair value of convertible notes in the consolidated statements of operations.
Convertible Preferred Stock
Series C convertible preferred stock includes settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock is accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value is accreted to interest expense using the effective interest method. During 2020, certain convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes (the Exchanged Series C Shares) will continue to be recorded at fair value. The Exchanged Series C Shares are subject to re-measurement at each reporting period with gains and losses reported through our statements of operations.

Warrant Liability
The Company accounts for certain common stock warrants outstanding as a liability, in accordance with ASC 815, Derivatives and Hedging, at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each reporting period until exercised, and any change in fair value is recognized in the consolidated statements of operations as a component of other income (expense). The fair value of the warrants issued by the Company has been estimated using a variant of the Black Scholes option pricing model. The underlying equity included in the Black Scholes option pricing model was valued based on the equity value implied from sales of preferred and common stock.
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.
Emerging growth company and smaller reporting company status
We are a smaller reporting company and an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor's report on internal controls over financial reporting pursuant to Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley) an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.
We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the completion of the IPO, (ii) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (iii) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act), which means the market value of equity securities that is held by non-affiliates exceeds $700 million as of the last business day of the issuer's most recently completed second fiscal quarter and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply for a period of time with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, and reduced disclosure obligations regarding executive compensation in this Annual Report on From 10-K and our periodic reports and proxy statements.

Item7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Angion Biomedica Corp, listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2020:
ANGION BIOMEDICA CORP.

To the Board of Directors and Stockholders of
Angion Biomedica Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Angion Biomedica Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Moss Adams LLP
Seattle, Washington
March 30, 2021
We have served as the Company's auditor since 2018.

ANGION BIOMEDICA CORP.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$34,607	$5,571
Grants receivable	—	440
Prepaid expenses and other current assets	7,690	95
Total current assets	42,297	6,106
Property and equipment, net	156	209
Right of use assets	4,072	4,572
Investments in related parties	822	999
Total assets	$47,347	$11,886
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,578	$11,239
Accrued expenses	6,665	2,661
Lease liability—current	611	1,033
Deferred revenue—current	3,942	—
Warrant liability	10,704	5,794
Convertible promissory notes payable at fair value	51,170	5,848
Series C convertible preferred stock at amortized cost	26,001	—
Series C convertible preferred stock at fair value	2,518	—
Other short-term debt	260	—
Total current liabilities	107,449	26,575
Lease liability—noncurrent	3,847	3,897
Deferred revenue—noncurrent	25,865	—
Other long-term debt	635	—
Total liabilities	137,796	30,472
Commitments and contingencies—Note 11
Stockholders' deficit
Series A convertible preferred stock, $0.01 par value per share; 19,448 authorized shares; none issued or outstanding as of December 31, 2020 and 2019, respectively	—	—
Series B convertible preferred stock, $0.01 par value per share; 73,707 authorized shares; none issued or outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.01 par value per share; 30,000,000 authorized shares; 15,632,809 and 14,758,718 shares issued as of December 31, 2020 and 2019, respectively; 15,316,721 and 14,446,554 shares outstanding as of December 31, 2020 and 2019, respectively	156	148
Treasury stock, 316,088 and 312,164 and shares outstanding as of December 31, 2020 and 2019, respectively	(1,846)	(1,810)
Additional paid-in capital	72,136	63,531
Accumulated other comprehensive loss	(333)	—
Accumulated deficit	(160,562)	(80,455)
Total stockholders' deficit	(90,449)	(18,586)
Total liabilities and stockholders' deficit	$47,347	$11,886
The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue:
Contract revenue	$193	$—
Grant revenue	2,687	1,487
Total revenue	2,880	1,487
Operating expenses:
Cost of grant revenue	1,190	640
Research and development	38,977	29,837
General and administrative	17,986	9,601
Total operating expenses	58,153	40,078
Loss from operations	(55,273)	(38,591)
Other income (expense)
Change in fair value of warrant liability	(4,910)	(1,972)
Change in fair value of convertible notes	(11,353)	(583)
Change in fair value of Series C convertible preferred stock	(264)	—
Foreign exchange transaction gain	668	—
Loss on disposal of fixed assets	(58)	—
(Losses) earnings in equity method investment	(71)	223
Interest income (expense), net	(8,846)	265
Total other income (expense)	(24,834)	(2,067)
Net loss	(80,107)	(40,658)
Other comprehensive loss:
Foreign currency translation adjustment	(333)	—
Comprehensive loss	$(80,440)	$(40,658)
Net loss per common share, basic and diluted	$(5.43)	$(2.82)
Weighted average common shares outstanding, basic and diluted	14,762,120	14,435,279
The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Stockholders' Deficit
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	14,689,032	$147	(258,797)	$(1,524)	$60,085	$—	$(39,797)	$18,911
Exercise of broker warrants	24,267	1	—	—	(1)	—	—	—
Repurchase of common stock	—	—	(53,367)	(286)	—	—	—	(286)
Repurchase of broker warrants	—	—	—	—	(89)	—	—	(89)
Stock-based compensation	45,419	—	—	—	3,536	—	—	3,536
Net loss	—	—	—	—	—	—	(40,658)	(40,658)
Balance as of December 31, 2019	14,758,718	$148	(312,164)	$(1,810)	$63,531	$—	$(80,455)	$(18,586)
Issuance of broker warrants	—	—	—	—	3,095	—	—	3,095
Exercise of broker warrants	572,946	6	—	—	(2)	—	—	4
Exercise of warrants	93,349	1	—	—	750	—	—	751
Exercise of stock options	194,427	1	—	—	46	—	—	47
For restricted stock units releases	13,369	—	—	—	—	—		—
Repurchase of common stock	—	—	(3,924)	(36)	—	—	—	(36)
Stock-based compensation	—	—	—	—	4,716	—	—	4,716
Foreign currency translation adjustment	—	—	—		—	(333)	—	(333)
Net loss	—	—	—	—	—	—	(80,107)	(80,107)
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(80,107)	$(40,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98	50
Amortization of right of use assets	530	446
Amortization of debt issuance costs	7,661	—
Non-cash placement agent fee	1,683	—
Stock-based compensation	4,716	3,336
Change in fair value of convertible notes	11,353	583
Change in fair value of Series C convertible preferred stock	264	—
Change in fair value of warrant liability	4,910	1,972
Impairment of leased assets	58	—
Losses (earnings) from equity investment	71	(223)
Distribution from equity investment	106	155
Changes in operating assets and liabilities:
Grants receivable	440	(333)
Prepaid expenses and other current assets	(2,020)	(35)
Accounts payable	(5,607)	10,705
Accrued expenses	3,709	(118)
Lease liabilities	(560)	(88)
Deferred rent	—	(381)
Deferred revenue	29,807	—
Net cash used in operating activities	(22,888)	(24,589)
Cash flows from investing activities
Purchase of fixed assets	(41)	(242)
Net cash used in investing activities	(41)	(242)
Cash flows from financing activities
Proceeds from issuance of convertible notes and warrants	31,223	5,265
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	20,047	—
Proceeds from loan from Paycheck Protection Program of the 2020 CARES Act	895	—
Payment of deferred offering costs	(522)	—
Repurchase of common stock	(36)	(286)
Repurchase of broker warrants	—	(89)
Exercise of broker warrants	4	—
Exercise of warrants	751	—
Exercise of stock options	47	—
Net cash provided by financing activities	52,409	4,890
Effect of foreign currency on cash	(444)	—
Net increase (decrease) in cash and cash equivalents	29,036	(19,941)
Cash, cash equivalents and restricted cash at the beginning of the period	5,571	25,512
Cash and cash equivalents at the end of the period	$34,607	$5,571
Supplemental disclosure of noncash investing and financing activities:
Shares issued for accrued compensation	$—	$200
Issuance of broker warrants with Series C convertible preferred stock	$1,412	$—
Conversion of convertible notes to Series C convertible preferred stock	$2,254	$—
Accrued interest premium for Series C convertible preferred stock	$295	$—
Right of use assets exchanged for operating lease liabilities, net of write off of $0.5 million	$88	$5,018
Convertible notes issued in receivable	$5,000	$—
Deferred offering costs in accrued expenses or accounts payable	$1,443	$—
Fixed assets purchased in accrued expenses or accounts payable	$4	$—
The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Angion Biomedica Corp. ("Angion" or the "Company") is a late-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. The Company was incorporated in Delaware in 1998.
Forward Stock Split
On January 25, 2021, the board of directors of the Company approved an amendment to the Company's certificate of incorporation to effect a forward stock split ("Forward Split") of shares of the Company's common stock on a one-for 1.55583 basis, which was effected on February 1, 2021. All references to common stock, convertible preferred stock, warrants to purchase common stock, stock options, RSAs, RSUs, PSUs, per share amounts and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the forward stock split for all periods presented. No fractional shares of the Company's common stock were issued in connection with the Forward Split. Any fractional share resulting from the Forward Split was rounded down to the nearest whole share, and any stockholder entitled to fractional shares as a result of the Forward Split will receive a cash payment in lieu of receiving fractional shares. See Note 17.
Initial Public Offering and the Concurrent Private Placement
On February 9, 2021, the Company closed its Initial Public Offering (“IPO”) of 5,750,000 shares of common stock at a public offering price of $16.00 per share, which includes the full exercise by the underwriters of their option to purchase an additional 750,000 shares of common stock. Aggregate net proceeds to Angion were $85.6 million, after deducting underwriting discounts, commissions and offering expenses of $6.4 million. In addition to the shares being sold in IPO, Angion sold an additional 1,562,500 shares of its common stock at the public offering price of $16.00 per share to entities affiliated with Vifor International, Ltd., an existing stockholder (the “Concurrent Private Placement”), for aggregate net proceeds of $24.3 million, after deducting a 3% private placement agent fee of $0.8 million. Subsequent to the closing of the IPO, all of the outstanding shares of convertible preferred stock and outstanding convertible notes automatically converted into shares of common stock. The financial statements as of December 31, 2020, including share and per share amounts, do not include the effects of the IPO. See Note 17.
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and, if approved, commercialize its product candidates. As of December 31, 2020, the Company had $34.6 million in cash and cash equivalents and an accumulated deficit of $160.6 million. Prior to its IPO completed in February 2021, the Company has funded its operations through United States government grants, the issuance of convertible notes (see Note 6), sales of convertible preferred stock and common stock (see Notes 7 and 17) and warrants (see Note 10) and licensing agreements (see Note 12).
The planned expansion of the Company's clinical and discovery programs will require significant funds. Management expects to continue to incur significant expenses and to incur operating losses for the foreseeable future. The Company believes that its existing capital resources, including the cash proceeds received from the IPO and the Concurrent Private Placement in February 2021, will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these financial statements are issued.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company, its wholly owned subsidiary, Angion Biomedica Europe Limited, which was dissolved on March 16, 2021, and its wholly owned subsidiary, Angion Pty Ltd., which was established on August 22, 2019. The Company established Angion Pty Ltd., an Australian subsidiary, for the purpose of qualifying for research credits for studies conducted in Australia. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the Company's consolidated financial statements relate to estimated costs to satisfy performance obligations identified pursuant to Vifor License Agreement, accrued expenses, the valuation of common stock, convertible notes, Series C convertible preferred stock recorded at fair value, stock options and warrants, the valuation allowance of deferred tax assets resulting from net operating losses and revenue. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
Foreign Currency Translation and Transactions
The United States Dollar (“USD”) is the functional currency for the Company’s operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in USD at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into USD at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses realized from non-USD transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency are included in other income (expense) in the accompanying consolidated statements of operations. .
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2020 or 2019, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company's cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Additionally, the Company established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
The Company maintains its cash equivalents in securities and money market funds with original maturities less than three months.
The Company has no financial instruments with off-balance sheet risk of loss.
Grants Receivable
Grants receivable is comprised of unbilled amounts due from various grants from the National Institutes of Health ("NIH") and other U.S. government agencies for costs incurred prior to the period end under reimbursement contracts. All amounts are readily available for draw from the Federal Government Payment Management System and, accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Deferred Offering Costs
Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Company's IPO and will be reflected as issuance costs upon the completion of the offering. As of December 31, 2020, $2.0 million of deferred offering costs were included in prepaid expenses and other current assets in the consolidated balance sheet. There were no deferred offering costs as of December 31, 2019.
Property and Equipment
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Equipment	5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or lease term
Normal repairs and maintenance costs are expensed as incurred.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The impairment losses as of December 31, 2020 and 2019 were $58 thousand and zero.
Fair Value Measurement
Certain assets and liabilities are carried at fair value under GAAP. Fair value is determined using the principles of ASC 820, Fair Value Measurement. Fair value is described as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes and defines the inputs to valuation techniques as follows:

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Level 1:    Observable inputs such as quoted prices in active markets.
Level 2:    Inputs are observable for the asset or liability either directly or through corroboration with observable market data.
Level 3:    Unobservable inputs.
The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement.
The Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short-term nature of these instruments.
Leases
The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases, and are recorded on the consolidated balance sheets as both a right of use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right of use assets and lease liabilities, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.
Investments in Related Party Entities
The Company holds a 10% and a 2.4% interest in two entities, NovaPark, LLC ("NovaPark") and Ohr Cosmetics, LLC ("Ohr"), respectively. There is common ownership between the Executive Chairman of the Company and each entity. See Note 16. In accordance with ASC 323, Investments —Equity Method and Joint Ventures, the Company has significant influence but not control over NovaPark as its ownership in the limited liability company exceeds 3-5%. Accordingly, the Company records the NovaPark investment under the equity method of accounting. The Ohr investment is recorded at cost.
Warrant Liability
The Company accounts for certain common stock warrants outstanding as a liability, in accordance with ASC 815, Derivatives and Hedging, at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each reporting period until exercised, and any change in fair value is recognized in the consolidated statements of operations as a component of other income (expense). The fair value of the warrants issued by the Company has been estimated using a variant of the Black Scholes option pricing model. The underlying equity included in the Black Scholes option pricing model was valued based on the equity value implied from sales of preferred and common stock.
Convertible Notes Payable at Fair Value
As permitted under ASC 825, Financial Instruments ("ASC 825"), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the consolidated statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense in earnings as incurred and not deferred. The estimated fair value of the convertible notes is determined by utilizing a present value cash flow model and the values of the equity underlying the conversion options were estimated using company equity values implied from the Subject Company Transaction Method which includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method). See Note 4. Accrued

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

interest for the notes has been included in the change in fair value of convertible notes in the consolidated statements of operations.
Convertible Preferred Stock
Series C convertible preferred stock includes settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock is accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value is accreted to interest expense using the effective interest method. During 2020, certain convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes will continue to be recorded at fair value and are subject to re-measurement at each reporting period with gains and losses reported through our statements of operations.
Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders' equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Revenue
The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company’s revenue to date has been primarily derived from government funding consisting of U.S. government grants and contracts, and revenue under its license agreements.
Contract Revenue
The Company accounts for revenue earned from contracts with customers under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC Topic 606"). Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Company performs the following five steps:
(1)    Identify the contract(s) with a customer;
(2)    Identify the performance obligations in the contract;
(3)     Determine the transaction price;
(4)    Allocate the transaction price to the performance obligations in the contract; and
(5)    Recognize revenue when (or as) the entity satisfies a performance obligation.
At contract inception, the Company assess the goods or services promised within each contract, whether each promised good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.
The Company enters into agreements under which it may obtain upfront payments, milestone payments, royalty payments and other fees. Promises under these arrangements may include research licenses, research services, including selection campaign research services for certain replacement targets, the obligation to share information during the research and the participation of alliance managers and in joint research committees, joint patent committees and joint steering committees. The Company assesses these promises within the context of the agreements to determine the performance obligations.
Licenses of Intellectual Property: If a license to its intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront payments. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Milestone payments: The Company evaluates whether the regulatory and development milestones are considered probable of being reached and estimate the amounts to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones and any related constraint, and if necessary, adjust the estimate of the overall transaction price.
Sales-based milestones and royalties: For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales-based royalty revenue resulting from any license agreement.
Deferred revenue, which is a contract liability, represents amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount expected to be recognized within one year from the consolidated balance sheet date based on the estimated performance period of the underlying performance obligation. The noncurrent portion of deferred revenue represents amounts expected to be recognized after one year through the end of the performance period of the performance obligation.
Grant Revenue
The Company concluded that the Company's government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer. The Company has concluded that the grants meet the definition of a contribution and are non-reciprocal transactions, and have also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition, does not apply, as the Company is a business entity and the grants are with governmental agencies.
In the absence of applicable guidance under GAAP, the Company developed a policy for the recognition of grant revenue when the allowable costs are incurred and the right to payment is realized.
The Company believes this policy is consistent with the overarching premise in ASC Topic 606, to ensure that revenue recognition reflects the transfer of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC Topic 606. The Company believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC Topic 606.
Research and Development
Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical studies, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities.
The Company has agreements with various Contract Research Organizations ("CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

the consolidated balance sheet. Payments made to CROs under this arrangement in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. For the years ended December 31, 2020 and 2019, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2020 or 2019, advertising costs were not significant.
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), including restricted stock units with non-market performance and service conditions ("PSUs") to be recognized in the financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company's common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company records expense for stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company's management deems probable that the performance conditions will be satisfied. The Company may recognize a cumulative true-up adjustment related to PSUs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. All share-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the respective employees or non-employee's roles within the Company. Forfeitures are recorded as they occur.
Income Taxes
Income taxes are recorded in accordance with ASC 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of convertible preferred stock, common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the years ended December 31, 2020 and 2019, basic and diluted net loss per common share are the same.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Comprehensive Loss
Comprehensive loss represents the net loss for the period and other comprehensive income. Other comprehensive income reflects certain gains and losses that are recorded as a component of stockholders’ deficit and are not reflected in the statements of operations. The Company’s other comprehensive income consists of foreign currency translation adjustments.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820),—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard as of January 1, 2020, which did not have material impact on its financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. As an emerging growth company, ASU No. 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of ASU No. 2020-06 on its consolidated financial statements.

Note 3—Revenue and Deferred Revenue
Grant Revenue
Our grants and contracts reimburse us for direct and indirect costs relating to the grant projects and also provide us with a pre-negotiated profit margin on total direct and indirect costs of the grant award, excluding subcontractor costs, after giving effect to directly attributable costs and allowable overhead costs. Funds received

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

from grants and contracts are generally deemed to be earned and recognized as revenue as allowable costs are incurred during the grant or contract period and the right to payment is realized.
Contract Revenue

The Company’s contract revenue has been generated from payments received pursuant to a license agreement (the "Vifor License") with Vifor International, Ltd. ("Vifor Pharma"), where its headquarter is located in Switzerland. We recognized revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606. We expect to continue recognizing revenue from upfront payments related to the Vifor License using the cost-based input method in the foreseeable future.
Vifor License Agreement
In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of acute kidney injury (AKI), and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, the Company is entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in up-front cash that was received in November 2020, and a $30 million equity investment, $5 million of which the company received in January 2021 and $25 million of which was received in the Concurrent Private Placement with its IPO. The Company is also eligible to receive post-approval milestones of up to approximately $260 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI).
The Vifor License will continue until the expiration of the last royalty term for a licensed product in the licensed territory, unless earlier terminated. The royalty term for a licensed product is, on a country-by-country basis, shall start with the first commercial sale of such licensed product in such country and expire at the latest of (i) expiration of all licensed patents covering the composition of matter of such licensed product or method of use for such licensed product that has obtained regulatory approval in such country, (ii) expiration of all regulatory and data exclusivity applicable to such licensed product in such country, or (iii) the tenth (10th) anniversary of the date of the first commercial sale of such licensed product in such country.
Vifor Pharma may terminate the Vifor License at its sole discretion upon the earlier of (i) the acceptance for filing of an NDA covering products incorporating ANG-3777 filed with the FDA (after completion of the relevant Phase 3 clinical trial for such products), or (ii) the third anniversary of the effective date of the Vifor License. Both we and Vifor Pharma may terminate the Vifor License in its entirety if the other is in material breach of the Vifor License and has not cured the breach (if curable) within 60 days, or 90 days for incurable breach. In certain circumstances, in the event of our material breach of the Vifor License, Vifor Pharma may terminate the Vifor License with respect to certain major markets. In addition, both parties have the right to terminate the Vifor License upon insolvency of the other party.
The Company identified the following performance obligations in the Vifor License: (1) the global license (excluding greater China), (2) the development services, including the clinical development services including a post-approval confirmatory study, the technical development services and regulatory services and (3) the required participation on Joint Committees for coordination and oversight. The Company determined that the license is not capable of being distinct due to the specialized nature of the development services to be provided by the Company, and, accordingly, this promise was combined with the development services and participation in the joint committees as one single performance obligation.
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price as of December 31, 2020. The Company determined that the transaction price at the inception of the Vifor License is $15.0 million, which is 50% of the $30.0 million upfront payment due to the potential setoff defined in the contract. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The transaction price is recognized as license revenue using the cost-based input method over the estimated performance period of approximately

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

seven years. The performance period represents the estimated timing of completion of the identified performance obligation.
Using the cost-based input method, the Company recognizes revenue based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal full time equivalent (FTE) efforts and third-party contract costs related to the Vifor License.
For the year ended December 31, 2020, the Company recognized licenses revenue related to the Vifor License of $0.2 million. As of December 31, 2020, $29.8 million was recorded as deferred revenue, of which $3.9 million was current, on the consolidated balance sheet related to the Vifor License.

Note 4—Fair Value Measurements
The following table classifies the Company's financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measured at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$1	$—	$—	$1
Total fair value	$1	$—	$—	$1
Liabilities included in:
Convertible notes	$—	$—	$51,170	$51,170
Warrants	—	—	10,704	10,704
Series C convertible preferred stock	—	—	2,518	2,518
Total fair value	$—	$—	$64,392	$64,392

	Fair Value Measured at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$2,400	$—	$—	$2,400
Total fair value	$2,400	$—	$—	$2,400
Liabilities included in:
Convertible notes	$—	$—	$5,848	$5,848
Warrants	—	—	5,794	5,794
Total fair value	$—	$—	$11,642	$11,642
___________________
(1) Included in cash and cash equivalents on the balance sheet.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

There were no transfers made among the three levels in the fair value hierarchy during the years ended December 31, 2020 and 2019.
The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2020 and 2019 (in thousands):

	Warrant Liability	Convertible Notes	Series C Convertible Preferred Stock at Fair Value	Total
Balance—December 31, 2018	$3,822	$—	$—	$3,822
Issuance of convertible notes and warrants	—	5,265	—	5,265
Change in fair value	1,972	583	—	2,555
Balance—December 31, 2019	5,794	5,848	—	11,642
Issuance of convertible notes and warrants	—	36,223	—	36,223
Exchange of outstanding convertible notes for Series C convertible preferred stock	—	(2,254)	2,254	—
Change in fair value	4,910	11,353	264	16,527
Balance—December 31, 2020	$10,704	$51,170	$2,518	$64,392
Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.
The change in the fair value of the convertible notes for which the fair value option was elected (see Note 6) and the warrants (see Note 10) for the years ended December 31, 2020 and 2019 were primarily attributable to changes in the Company's total equity.
The Company used an option model to measure the fair value of the Notes (on conversion date). The values of the equity underlying the conversion options in the model were estimated using equity values implied from sales of convertible preferred stock. The fair value of the Notes was impacted by the model selected as well as assumptions surrounding unobservable inputs. Key unobservable inputs include the expected volatility of the underlying equity, and the timing of an expected liquidity event.
The fair value of the warrants issued by the Company has been estimated using a variant of the Black Scholes option pricing model. The underlying equity included in the Black Scholes option pricing model was valued based on the equity value implied from sales of preferred and common stock at each measurement date. The fair value of the warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk free interest rate and the expected term.
A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company's convertible debt that is categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Contractual term (years)	0.4	1.0
Volatility (annual)	86.8%	76.6%
Risk-free rate	0.1%	1.6%
Dividend yield (per share)	0.0%	0.0%

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Strike price	$9.18	$10.05
Contractual term (years)	4.9	8.5
Volatility (annual)	86.8%	76.6%
Risk-free rate	0.1%	1.6%
Dividend yield (per share)	0.0%	0.0%

Note 5—Balance Sheet Components
Property and Equipment, Net
The Company's property and equipment, net was comprised of the following (in thousands):

	December 31,
	2020	2019
Equipment	$512	$491
Furniture and fixtures	27	27
Leasehold improvements	43	19
Total property and equipment	582	537
Less: accumulated depreciation	(426)	(328)
Property and equipment, net	$156	$209
Depreciation expense for the years ended December 31, 2020 and 2019 was $0.1 million.
Prepaid and Other Current Assets
Prepaid and other current assets were comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred Offering costs	$1,978	$—
Convertible note receivable	5,000	—
Angion Pty tax	352	—
Other	360	95
Total prepaid and other current assets	$7,690	$95
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$3,154	$2,105
Accrued direct research costs	1,321	184
Accrued operating expenses	707	372
Accrued interest	1,483	—
Total accrued expenses	$6,665	$2,661

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 6—Convertible Notes Payable
During 2020, the Company issued $31.2 million in aggregate principal amount of convertible notes (the "2020 Notes”). During 2019, the Company issued $5.3 million of convertible notes to various investors, all of which are due approximately one year from the date of issuance (the "2019 Notes"). The 2019 Notes and the 2020 Notes (collectively referred as the “Additional Convertible Notes”) bore interest at a rate of 12% per annum, had a one-year term and the right to convert at the lesser of a 20% discount to the share price and $11.57 per share. In addition, in December 2020, the Company issued Vifor Pharma a convertible promissory note in aggregate principal amount of $5.0 million, with interest accruing at 2%, on substantially similar terms, but with a maturity date of three years and a conversion price of $11.57 per share (the “Vifor Convertible Note”). The Company received $5.0 million cash from Vifor Pharma in January 2021. As of December 31, 2020, the $5.0 million convertible note was recorded as convertible note receivable which was included in other current asset on the consolidated balance sheet.
The Company has elected the fair value option for recognition of the 2019 Notes, the 2020 Notes and the Vifor Convertible Note. As such, the 2019 Notes, the 2020 Notes and the Vifor Convertible Note are recognized at estimated fair value with changes in fair value recognized in the consolidated statements of operations. Accrued interest for the notes has been included in the change in fair value of convertible notes in the consolidated statements of operations.
In connection with the issuance of the 2020 Notes, the Company issued equity-classified broker warrants to purchase 214,305 shares of common stock, at an exercise price of $0.01, with an initial fair value of $1.7 million which has been recorded as general and administrative expenses. The Company issued broker warrants to purchase 40,087 shares of common stock at an exercise price of $0.01 in connection with the issuance of the 2019 Notes.
In July and August 2020, the Company exchanged (the "Note Exchange") $7.0 million in aggregate principal amount of the 2019 Notes and the 2020 Notes for $7.5 million in aggregate principal amount of new convertible notes (the "New 2020 Notes"). The increase in $0.5 million was the accrued interest balance for the 2019 Notes and the 2020 Notes upon the Note Exchange. The New 2020 Notes bear interest at a rate of 12% per annum and have a one-year term from the date of the exchange and the right to convert at a 20% discount of the share price, with a price cap of $11.57 per share, from certain qualified financings. The Note Exchange was recognized as a modification, with changes to fair value accounted for on a prospective basis. As the Company had elected the fair value option for the 2019 Notes and 2020 Notes, the changes in fair value from the modification were included in change in fair value of convertible notes in the consolidated statements of operations.
In August 2020, the Company exchanged (the “Series C Exchange”) $1.9 million in aggregate principal amount of the 2019 Notes and the 2020 Notes, with a fair value of $2.3 million for 3,042 shares of Series C convertible preferred stock at $642.75 per share, or $2.0 million. The increase of $0.1 million was the accrued interest balance for the 2019 Notes and the 2020 Notes upon this exchange. See Note 7.
Conversion of Convertible Notes Payable
In January 2021, the Company issued 33,798 shares of common stock upon the conversion of certain of the outstanding 2020 Notes. In connection with the IPO in February 2021, with an IPO price of $16.00 per share, the remaining outstanding Additional Convertible Notes and Vifor Convertible Note were converted into 3,636,189 shares of the Company’s common stock based on a conversion price of $11.57 per share. See Note 17.

Note 7— Series C Convertible Preferred Stock
In January 2020, the Company filed an Amended and Restated Certificate of Incorporation, authorizing 12,000 shares of Series C convertible preferred stock (the "Series C Preferred Stock") with 12% per annum cumulative dividends unless the Company fails to redeem any outstanding Series C Preferred Stock in full on the redemption date, then the dividend will increase to 15.0% per annum until the Series C Preferred Stock has been fully redeemed. Unless earlier converted, the Series C Preferred Stock shall be redeemed on the earlier of: (i) the first anniversary of its issuance date, (ii) the date of a change in control, as defined, or (iii) the date of the occurrence of an event of default, as defined. Each share of Series C Preferred Stock and all accrued and unpaid dividends, at the option of the holders of Series C Preferred Stock, may be converted in whole or in part into equity shares of the Company issued in a future financing at 80% of the fair value of the shares issued in such financing.
In July 2020, the Company filed an Amended and Restated Certificate of Incorporation, increasing the authorized number of shares of Series C Preferred Stock to 40,000 shares of Series C convertible preferred stock and included a cap price of $11.57 per share on the conversion price of the Series C convertible preferred stock into equity shares of the Company issued in a future financing.
In 2020, the Company issued 34,928 shares of Series C Preferred Stock at $642.75 per share for gross proceeds of $22.3 million. In conjunction with the IPO, the Company paid fees to third parties aggregating $2.2 million and issued equity-classified warrants to brokers to purchase 178,982 shares of common stock at an exercise price of $0.01 with an initial fair value of $1.4 million. The initial recognition of the warrant liability, direct fees and settlement premium of $5.6 million resulted in a discount of $9.3 million.
Based on management's assessment of the predominant settlement features of the Series C Preferred Stock, the instrument is recognized as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. The initial carrying value of the Series C Preferred Stock is accreted to the settlement value, which is the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value is accreted to interest expense using the effective interest method.

In August 2020, the Company exchanged $1.9 million in aggregate principal amount of the 2019 Notes and the 2020 Notes, with a fair value of $2.3 million into 2,804 shares of Series C convertible preferred stock (the "Exchanged Series C Shares"). The Series C Exchange is accounted for as a modification, thus upon the date of the Series C Exchange the fair value of $2.3 million of the exchanged 2019 Notes and the 2020 Notes has been included in Series C convertible preferred stock in the consolidated balance sheets. As the Company had elected the fair value option for the 2019 Notes and the 2020 Notes exchanged in the Series C Exchange, the Exchanged Series C Shares will be recognized at fair value pursuant to the prior fair value option election. Changes in the fair value of Series C convertible preferred stock will be recorded in the consolidated statements of operations.

The following table summarizes the aggregate values recorded for the Series C Preferred Stock as of December 31, 2020 (in thousands):

	At issuance	December 31, 2020
Series C convertible preferred stock recorded at amortized cost
Principal	$22,308	$22,308
Settlement premium	5,577	5,577
Unamortized discounts and fees	(9,250)	(1,884)
Net carrying amount	$18,635	$26,001
Series C convertible preferred stock recorded at fair value
Series C convertible preferred stock issued in exchange for convertible notes		2,254
Change in fair value of Series C convertible preferred stock exchanged for convertible notes		264
Total Series C convertible preferred stock		$28,519

Conversion of Series C Convertible Preferred Stock
In connection with the IPO in February 2021, with an initial public offering price of $16.00 per share, all Series C convertible preferred stock outstanding plus accrued dividends were automatically converted into an aggregate of 2,234,640 shares of common stock on February 9, 2021 with a conversion price of $11.57 per share. See Note 17.

Note 8—Stockholders' Equity
Equity Issuances
In March 2019, the Company issued an aggregate of 45,419 shares of its common stock with an aggregate fair value of $0.3 million in lieu of compensation earned by Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company, from the period from May 1, 2018 through March 30, 2019.
Treasury Stock
As of December 31, 2020 and 2019, $1.8 million was included in treasury stock in the consolidated balance sheets.

Note 9—Stock-Based Compensation
2002 Plan
The Company's 2002 Stock Option Plan (the "2002 Plan") permits the granting of incentive stock options and non-qualified stock options. Pursuant to the 2002 Plan, the aggregate number of shares that could be issued during the plan's ten-year term was 326,250. At the conclusion of the ten-year term, in August 2012, 507,588 options were issued and no additional options were to be granted under the 2002 Plan.
In November 2019, in connection with the exercise of 192,872 stock options under the 2002 Plan, certain employees executed loan letter agreements for the cumulative amount of $38,000 payable to the Company in amounts equal to the total exercise price of their stock options (the "Loan Options"). The loans shall be payable in full at the earlier of the payment of an annual bonus to the employee or two years from the date of exercise and bear interest at 1.86%. The loans do not indicate they are collateralized and are therefore considered nonrecourse for accounting purposes. As such, (i) the purchase of common stock with the loan was accounted for as if it remained a stock option grant and (ii) no receivable for amounts due under the loan was recorded on the Company's consolidated balance sheets. Furthermore, although the term for repayment of the loan extended the term of the original options which results in a modification of the options, incremental compensation cost related to the modifications of the extended terms was not material. As of December 31, 2020, other than the Loan Options, there are no other stock options outstanding under the 2002 Plan.
2015 Plan
In June 2019, the Company approved an Amended and Restated 2015 Equity Incentive Plan (the "2015 Plan") permitting the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. The Company increased the number of common shares authorized and available for issuance under the 2015 plan from 507,588 to 3,839,676 shares. Additionally, under the Amended and Restated 2015 Equity Incentive Plan, on the first day of each fiscal year commencing in 2020 until 2025, the number of shares of common stock available for awards shall be increased by an amount equal to the lesser of (i) 5% of the number of outstanding shares of common stock on such date; and (ii) an amount determined by the Board of Directors of the Company but in no event shall such shares reserved for awards, be increased if such awards, together with the number of shares of common stock available for issuance under all other employee or director stock plans would result in the total number of shares of common stock then available for issuance under all employee and director stock plans exceeding 20% of the outstanding shares on a fully diluted basis of the Company on the first day of the applicable fiscal year. The aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the 2015 Plan is 4,774,170.
Following the effectiveness of the 2021 Equity Incentive Plan ("2021 Plan"), the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2021 Plan. See Note 17.

Stock Options
The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines the estimated fair value of its common stock using the Subject Company Transaction Method which includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method) to arrive at estimated fair values. The Company was a private company as of December 31, 2020 and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company's stock options for employees has been determined utilizing the "simplified" method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following assumptions were used to estimate the fair value of stock option awards:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.7%	1.6% - 2.6%
Expected dividend yield	—	—
Expected term in years	5.9	5.3 - 6.5
Expected volatility	70.8% - 86.8%	76.6% - 79.7%
The following table summarizes information as of December 31, 2020 and activity during 2020 related to our share option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,835,689	$5.65	8.3	$4,304
Options granted	1,507,873	8.34	—	—
Options forfeited	(530,362)	6.34	—	—
Options exercised	(194,427)	0.25	—	—
Options expired	(139,042)	6.33	—	—
Outstanding as of December 31, 2020	3,479,731	$6.97	8.4	$15,140
Options vested and exercisable	1,674,937	$6.14	7.7	$8,670
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the years ended December 31, 2020 and 2019 were $5.41 and $4.20, respectively. As of December 31, 2020, the total unrecognized compensation related to unvested stock option awards granted was $5.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

Restricted Stock and Restricted Stock Units
The Company's RSA and RSU activity for the years ended December 31, 2020 and 2019 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	29,171	$—	38,895	$6.50
Granted	—	—	48,618	9.15
Released	(14,586)	6.05	(13,369)	6.50
Outstanding at December 31, 2020	14,585	$6.05	74,144	$7.78
Vested as of December 31, 2020	—	$—	15,193	$6.11
The following table summarizes the total stock-based compensation expense for the stock options, RSUs, RSAs and compensation issued in shares recorded in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$2,183	$1,252
General and administrative	2,533	2,084
Total	$4,716	$3,336

Performance-based Restricted Stock Units
As of December 31, 2020, the Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO had not occurred as of December 31, 2020, no compensation expense related to these awards has been recorded in 2020.
In connection with the IPO in February 2021, the Company recorded $2.8 million of stock-based compensation expense using the accelerated attribution method as the performance condition was satisfied in the first quarter of 2021. See Note 17.

Note 10—Warrants
As of December 31, 2020 and 2019, the outstanding warrants to purchase the Company's common stock were comprised of the following:

	Classification	Exercise Price	Expiration Date	Warrants at December 31,
				2020	2019
Warrants issued with 2015 Notes	Liability	$6.43	7/5/28	388,396	388,396
Warrants issued with 2016 Notes	Liability	$6.43	7/5/28	538,933	538,933
Warrants issued with 2017 Notes	Liability	$6.43	7/5/28	79,265	79,265
Warrants issued with 2018 Notes	Liability	$6.43	7/5/28	498,567	498,567
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/28	238,779	238,779
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/28	907,860	1,001,206
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	48,485	193,640
Broker Warrants issued with 2019 Notes	Equity	$0.01	1/30/20	—	40,087
Consultant Warrants	Liability	$7.60	8/31/28	39,506	50,977
Total Warrants				2,739,791	3,029,850

In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with changes in the fair value recognized in the consolidated statements of operations at the end of each reporting period. As of December 31, 2020 and 2019, the increase in the fair value of the warrants of $5.0 million and the increase in the fair value of the warrants of $2.0 million, respectively, are recognized in change in fair value of warrant liability in the consolidated statements of operations.
In accordance with ASC 815, the warrants classified as equity do not meet the definition of a derivative and are classified in stockholders' deficit in the consolidated balance sheets.
The Company's warrant activity for the year ended December 31, 2020 was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance—December 31, 2019	3,029,850	$6.61	8.5
Granted	393,287	6.65	—
Exercised	(666,258)	1.13	—
Expired	(17,088)	5.10	—
Balance—December 31, 2020	2,739,791	$7.00	4.9

Conversion of Warrants
In February 2021, all warrants outstanding issued with 2015 Notes, 2016 Notes, 2017 Notes, and 2018 Notes with a $6.43 exercise price were net exercised into an aggregate of 844,335 shares of common stock upon the IPO with a conversion price of $11.57 per share. See Note 17.

Note 11—Commitments and Contingencies
Operating Leases
The Company leases office and laboratory space in Uniondale, New York from NovaPark, a related party, under an agreement classified as an operating lease that expires June 20, 2026. The Company's lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company's share of the landlord's operating expenses, including management fees. The Company does not act as a lessor or have any leases classified as financing leases.
The Company leases office space in Fort Lee, New Jersey, comprising approximately 2,105 square feet for approximately $0.1 million per year, under a non-cancelable operating lease through March 31, 2022 however, this arrangement is excluded from the calculation of lease liabilities and right of use assets as its term is less than one year. The lease is subject to charges for common area maintenance and other costs.
During 2018, the Company entered into agreements for office space in Boston, Massachusetts (the “Boston lease”) and San Francisco, California for a term of two months with continual renewals. These agreements do not meet the definition of a lease in accordance with Topic 842. The Company did not renew the Boston lease after September 2020.
During 2019, the Company entered into a sublease agreement for office space in San Francisco, California. This lease commenced in February 2020 and subsequently cancelled on June 30, 2020. As of December 31, 2020, the Company recorded $0.1 million of expense for this lease. There are no additional payments due under this lease.
In July 2020, the Company entered into a lease for office furniture in San Francisco, California set to expire in July 2025, with an annual lease payment of approximately $13,000. As of December 31, 2020, a $0.1 million impairment of leased assets is included in general and administrative expenses in the consolidated statement of operations for the remaining payments due under the lease as the San Francisco office space lease was cancelled.
The following table provides the components of the Company's rent expense (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating leases
Operating lease cost	$1,099	$1,017
Variable cost	646	449
Operating lease expense	1,745	1,466
Short-term lease rent expense	91	241
Total rent expense	$1,836	$1,707
The following table summarizes quantitative information about the Company's NovaPark operating leases (dollars in thousands):

	For the Year Ended December 31,
	2020	2019
Operating cash flows from operating leases	$1,081	$1,040
Right-of-use assets exchanged for operating lease liabilities	$586	$5,018
Weighted-average remaining lease term—operating leases (in years)	5.5	6.5
Weighted-average discount rate—operating leases	11.0%	11.0%

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2021	$1,067
2022	1,078
2023	1,089
2024	1,099
2025	1,098
Thereafter	516
Total	5,947
Less present value discount	(1,489)
Operating lease liabilities	$4,458

Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is minimal.
Paycheck Protection Program
In April 2020, the Company received funds in the amount of $0.9 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Association. The loan has an interest rate of 1.0% and a term of 24 months. No payments are due for the first 16 months, although interest accrues, and monthly payments are due over the next 8 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Company may prepay the loan at any time prior to maturity with no prepayment penalties.

Note 12—Significant Agreements
License Agreement
In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for the Renal Indications. Pursuant to the Vifor License, the Company is entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in up-front cash that was received in November 2020, and a $30 million equity investment, $5 million of which the company received in January 2021 and $25 million of which the Company received in the Concurrent Private Placement with its IPO. The Company is also eligible to receive post-approval milestones of up to approximately $260 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI. See Note 3.
For the year ended December 31, 2020, the Company recognized license revenue related to the Vifor License of $0.2 million. As of December 31, 2020, $29.8 million was recorded as deferred revenue, of which $3.9 million was current, on the consolidated balance sheet related to the Vifor Agreement. See Note 3.
In December 2020, the Company issued Vifor Pharma a convertible promissory note in the aggregate principal amount of $5.0 million and received cash in January 2021. See Note 6.
Subcontractor Agreement
In September 2019, in connection with a grant to the Company from the U.S. Department of Defense ("DOD"), the Company entered into a subcontractor agreement with The Regents of the University of Michigan ("UM"), to obtain access to the Nephrotic Syndrome Study Network ("NEPTUNE"), to perform a portion of the research related to the DOD grant, for approximately $0.5 million. The amount will be paid as work is performed over the three year agreement period. These costs are reimbursable from the DOD grant. The agreement may be terminated by UM with 90 days' written notice. The Company may terminate the agreement with 30 days' written notice to UM or immediately upon termination of cancellation of the grant from the DOD. For the years ended December 31, 2020 and 2019, $0.1 million and $11,000 were recorded in cost of grant revenue, respectively.
Sinovant
In August 2018, the Company entered into a collaboration and licensing agreement with Sinovant Sciences HK Limited (Sinovant and the Sinovant License) for the development and commercialization of ANG-3777 in Greater China (China, Hong Kong, Taiwan, and Macau). The agreement includes an upfront payment, milestone payments and royalties. Pursuant to the Sinovant License, if the Company achieves the agreed upon development and commercial milestones, Sinovant is obligated to make payments totaling up to $171 million, and tiered royalties on net sales of ANG-3777 at rates ranging from low-double digit percentages to percentages in the low-twenties. Such royalties are further subject to certain specified reductions and offsets. No revenue was recognized for the years presented.

Note 13—Income Taxes

The Company recorded $800 and zero for state tax for the years ended December 31, 2020 and 2019, respectively. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is largely due to the Company's net operating losses, which are offset by the corresponding valuation allowance. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

The provision for income taxes for the years ended December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Current:
Federal	$—	$—
State	1	—
Foreign	—	—
Total Current	$1	$—

Deferred
Federal	(12,130)	(7,789)
State	(521)	265
Change in valuation allowance	12,651	7,524
Total Deferred	—	—
Total Provision	$—	$—
The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate were as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.6%	0.1%
Stock compensation	(0.9)%	—%
Foreign rate differential	(0.5)%	—%
R&D and other tax credit changes	(1.1)%	(0.6)%
Permanent items	(4.7)%	(1.3)%
Other	1.4%	(0.8)%
Change in valuation allowance	(15.8)%	(18.4)%
Provision for income taxes	0.0%	0.0%

Significant components of the Company's deferred tax asset at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$22,686	$11,368
R&D and other tax credit carryovers	4,718	3,972
Lease liability	956	1,035
Stock-based compensation	1,323	1,275
Accrued compensation and other expenses	658	129
Fixed assets	3	—
Total deferred tax assets	30,344	17,779
Deferred tax liabilities
Right of use assets	(874)	(960)
Valuation allowance	(29,470)	(16,819)
Deferred tax assets, net of allowance	$—	$—

As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $106.8 million available to reduce future taxable income, if any, for federal income tax purposes. Approximately $9.6 million of federal net operating losses can be carried forward to future tax years and begin to expire in 2035. The federal net operating losses generated for the years ended December 31, 2020, 2019 and 2018, approximately $97.2 million in total, can be carried forward indefinitely. The Company has state net operating loss carryforwards of approximately $57.8 million.

The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax respectively. In general, an ownership change as defined by Section 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. The Company has not completed a Section 382 and 383 analysis to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation due to the complexity and cost associated with such study and the fact there may be additional such ownership changes in the future. If a change in ownership were to have occurred or occurs in the future, the NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

The Company files income tax returns in the United States, California, Massachusetts, New York, New Jersey and Australia. Due to the Company's losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2020 and 2019, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

At December 31, 2020, the Company's reserve for unrecognized tax benefits is approximately $2.6 million. Due to the full valuation allowance at December 31, 2020, current adjustments to the unrecognized benefits will have no impact to the Company's effective income tax rate.

Reconciliation of uncertain tax positions as of December 31, 2020 and 2019 was as follows (in thousands):

	December 31,
	2020	2019
Beginning Balance	$—	$—
Additions
Additions for current year	633	—
Additions for prior years	1,946	—
Reductions of prior year tax positions for
Change in judgement	—	—
Settlement during the period	—	—
Lapse of applicable statute of limitations	—	—
Ending Balance	$2,579	$—
Total amount of unrecognized tax benefits, if recognized, would affect the effective tax rate was as follows: (in thousands)

December 31, 2020
Unrecognized benefits that would affect the effective tax rate	$—
Unrecognized benefits that would not affect the effective tax rate	2,579
Total unrecognized benefits	$2,579

The Company does not anticipate material changes to its uncertain tax positions for the next twelve months.

In conjunction with the 2018 Act that amends the Internal Revenue Code that reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 and modified policies, credits, and deductions (the "Tax Act"), the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has completed its evaluation and determined that there was no net impact on the Company's consolidated financial statements for the years ended December 31, 2020 and 2019 as the corresponding adjustment was made to the valuation allowance.

Note 14—Employee Benefit Plan
Simple IRA plan
The Company maintained a simple IRA plan (the "Plan") for employees, including named executive officers, who satisfy certain eligibility requirements. The Company has elected to make matching contributions to the Plan of 100% of every dollar each participant defers into the plan up to a maximum deferral of 3% of the participant's eligible wages. The Company made matching contributions to the Plan totaling $0.1 million and $46,000 for each of the years ended December 31, 2020 and 2019. Starting January 1, 2021, the Company no longer offers the simple IRA plan and has transitioned to the 401(k) plan. See Note 17.

Note 15—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Numerator
Net loss attributable to common stockholders	$(80,107)	$(40,658)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,762,120	14,435,279
Net loss per share attributable to common stockholders, basic and diluted	$(5.43)	$(2.82)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2020	2019
Shares issuable upon exercise of stock options	3,479,731	2,835,689
Shares issuable upon the exercise of warrants	2,739,791	3,029,850
Shares issuable upon conversion of the convertible notes(1)	5,603,388	391,946
Shares issuable upon conversion of the Series C preferred stock(1)	3,920,172	—
Non-vested shares under restricted stock unit grants	58,951	38,895
Non-vested shares under restricted stock grants	14,585	29,171
Total	15,816,618	6,325,551
___________________________________
(1)The number of shares issuable upon conversion of the 2019 Notes, 2020 Notes and Series C preferred stock has been estimated using the Company's common stock fair value at December 31, 2020, discounted by 20%.
For the years presented, the PSUs are not included in the above table as awards with performance conditions are not included in the calculation of diluted earnings per share until the performance conditions for the PSUs are considered probable.

Note 16—Related Party Transactions
Ohr Investment
In a series of investments in November 2013 and July 2017, the Company invested a total of $150,000 to acquire a membership interest in Ohr Cosmetics, LLC ("Ohr"), an affiliated company.
The Company owns and the family of the Company's Executive Chairman owns approximately 2.4% and 81.3%, respectively, of the membership interests in Ohr. The Executive Chairman's son is the manager of Ohr.

In November 2013, the Company granted Ohr an exclusive worldwide license, with the right to sublicense, under the Company's patent rights covering one of the Company's CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. Sublicensees may not grant further sublicenses under the Company's patent rights other than to affiliates of such sublicensees and entities with which sublicensees are collaborating for the research, development, manufacture and commercialization of the products. Ohr will pay the Company a royalty at a rate in the low single digits on gross revenue of products incorporating ANG-3522, and milestone payments potentially totaling up to $9 million based on achievement of sales milestones. Royalties and milestone payments will be paid until the later of 15 years from the first commercial sale of a licensed product or the last to expire licensed patent rights. The royalty rate is subject to adjustments under certain circumstances. The Company believes that the Ohr License was made on terms no less favorable to the Company than those that the Company could obtain from unaffiliated third parties.
No revenue from this license agreement was recognized for the years presented.
NovaPark Investment and Lease
As of December 31, 2020, the Company had a 10% interest in NovaPark. Members of the Company's Executive Chairman's immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method. The following table provides the activity for the NovaPark investment for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$849	$781
(Losses) earnings of equity method investment	(71)	223
Distribution from NovaPark	(106)	(155)
Ending balance	$672	$849
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease that expires June 20, 2026. The Company recorded rent expense for fixed lease payments of $1.0 million in each of the years ended December 31, 2020 and 2019. The Company recorded rent expense for variable expenses related to the lease of $0.6 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. See Note 11. At December 31, 2020 and 2019, the balance on the mortgage debt was approximately $9.0 million and $5.1 million, respectively.
Convertible Notes
In connection with the issuance of the 2019 Notes, 2020 Notes and the exchange to New 2020 Notes (see Note 6), as of December 31, 2020, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, hold $0.7 million, $0.7 million,$0.2 million and $0.1 million of aggregated principal amounts of convertible notes, respectively, that accrue interest at a rate of 12% interest per annum. All outstanding convertible notes were converted into an aggregate of 149,500 shares of common stock upon the IPO in February 2021. (see Note 17)
Series C Convertible Preferred Stock
In connection with the issuance of the 2019 Notes, 2020 Notes and the exchange to New 2020 Notes and Series C convertible preferred stock (see Note 7), as of December 31, 2020, Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company, holds 2,804 shares of Series C convertible preferred stock, which were converted into an aggregate of 165,094 shares of common stock with a conversion price of $11.57 per share upon the IPO in February 2021. (See Note 17)
Consultant Fees
Angion pays consulting fees under an agreement with the wife of the Executive Chairman of the Company for Company management services. Consultant fees paid to the wife were approximately $0.1 million in each of the years ended December 31, 2020 and 2019.

Other
Dr. Michael Yamin, a former member of the Board of Directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). In the years ended December 31, 2020 and 2019, the Company paid Pearl Cohen approximately $0.2 million and $0.1 million in legal fees, respectively.
In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Pursuant to the terms of the consulting agreement, Dr. Yamin, in his capacity as a consultant, received $0.1 million during each of the years ended December 31, 2020 and 2019. Dr. Yamin resigned from the Company's Board of Directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the Board or management of the Company.

Note 17—Subsequent Events

Forward Stock Split

On January 25, 2021, the board of directors of the Company approved an amendment to the Company's certificate of incorporation to effect a forward stock split ("Forward Split") of shares of the Company's common stock on a one-for 1.55583 basis, which was effected on February 1, 2021. In connection with the Forward Split, the authorized shares were increased to 46,674,809 for common stock and 1,555,827 for the preferred stock, but there was no adjustment to the par value of the common stock and the preferred stock and 62,223 for the Series C convertible preferred stock. All references to common stock, convertible preferred stock, warrants to purchase common stock, stock options, RSAs, RSUs, PSUs, per share amounts and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the forward stock split for all periods presented. No fractional shares of the Company's common stock were issued in connection with the Forward Split. Any fractional share resulting from the Forward Split was rounded down to the nearest whole share, and any stockholder entitled to fractional shares as a result of the Forward Split will receive a cash payment in lieu of receiving fractional shares.
Employee Benefit Plan

Starting on January 1, 2021, the Company no longer offers the simple IRA plan and has transitioned to the 401(k) Plan.
The Company sponsors a retirement savings plan that is intended to qualify for favorable tax treatment under Section 401(a) of the Code, and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed. Contributions are matched at a dollar for dollar rate up to 3% of an individual’s earnings and fifty cents on the dollar on the next 4-5% of earnings.
Equity Incentive Plans

On January 25, 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. On January 25, 2021, shares of common stock equal to 11% of the post-IPO capitalization, with annual increases, up to a maximum of 60,000,000 shares of common stock were authorized for issuance under the 2021 Plan.
Following the effectiveness of the 2021 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.

Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2021 Plan.
Employee Stock Purchase Plan

In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP will become effective on the date immediately prior to the effectiveness of the Company's registration statement on Form S-1 for its proposed IPO. The ESPP provides for the issuance of shares of common stock equal to 1% of the post-IPO capitalization.
The Initial Public Offering
On February 9, 2021, we closed our IPO of 5,750,000 shares of our common stock at a public offering price of $16.00 per share, which includes the full exercise by the underwriters of their option to purchase an additional 750,000 shares of common stock. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to registration statements on Form S-1, as amended (Registration No. 333-252177), which was declared effective by the SEC on February 4, 2021. Aggregate net proceeds to Angion were $85.6 million, after deducting underwriting discounts, commissions and offering expenses of $6.4 million.
The Concurrent Private Placement
On February 4, 2021, the Company entered into a stock purchase agreement (the Stock Purchase Agreement) with Vifor Pharma, pursuant to which the Company agreed to sell 1,562,500 shares of common stock to Vifor Pharma at a purchase price of $16.00 per share, equal to the offering price per share in the Company’s IPO, for net proceeds of $24.3 million, after deducting a 3% placement agent fee. Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated served as placement agents for the Concurrent Private Placement and received a placement agent fee equal to 3% of the total purchase price of the private placement shares.
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $109.9 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses payable by the Company.
Equity Transactions Prior to IPO
Convertible Notes Conversion

In January 2021, we issued 33,798 shares of common stock upon the conversion of certain of the outstanding 2020 Notes.

Warrants Exercised

In January 2021, we issued 200,018 shares of common stock upon the exercise of certain of the outstanding warrants.

Equity Transactions after IPO and the Concurrent Private Placement

The number of shares of common stock outstanding after the IPO and the Concurrent Private Placement as of February 9, 2021 is as below:

Shares of common stock
Common Stock Outstanding at the beginning of the IPO, February 4, 2021	15,456,826

Issuance upon IPO at a public offering price of $16.00 per share	5,750,000
Issuance upon the closing of the Concurrent Private Placement to Vifor Pharma at a purchase price of $16.00 per share	1,562,500
Issuance upon the conversion of outstanding convertible promissory notes plus accrued interest with a conversion price of $11.57 per share	3,636,189
Issuance upon the net exercise of all outstanding warrants with an exercise price of $6.43 per share at a conversion price of $11.57 per share	844,335
Issuance upon the conversion of all outstanding convertible preferred stock plus accrued dividends with a conversion price of $11.57 per share	2,234,640
Common Stock Outstanding at the closing of IPO, February 9, 2021	29,484,490
Performance-based Restricted Stock Units
In 2019, the Company granted 556,530 PSUs, with a grant date fair value of $6.05. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the performance condition is met upon closing of the IPO in February 2021, the Company recorded $2.8 million of stock-based compensation expense using the accelerated attribution method as the performance condition was satisfied in the first quarter of 2021.
Angion Biomedica Europe Limited (Dissolved)
Angion Biomedica Europe Limited was formally dissolved on March 16, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. During 2020, we took a number of actions to remediate these material weaknesses, including:
•engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP;

•hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and

•strengthening our financial reporting and close relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.

We are still in the process of implementing these controls. We intend to continue to take steps to remediate the material weaknesses through formalizing documentation of policies and procedures and further evolving our accounting processes.
While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
Inherent Limitation on the Effectiveness Over Financial Reporting
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Exemption from Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management
Executive Officers
The following table sets forth information regarding our executive officers and directors as of March 1, 2021:

Name	Age	Position(s)
Executive Officers and Employee Directors:
Jay R. Venkatesan, M.D.	49	President and Chief Executive Officer and Director
Itzhak D. Goldberg, M.D.	72	Executive Chairman and Chief Scientific Officer
John F. Neylan, M.D.	67	Senior Vice President and Chief Medical Officer
Jennifer J. Rhodes, J.D.	50	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Gregory S. Curhan	59	Interim Chief Financial Officer
Non-Employee Directors:
Victor F. Ganzi(1)(2)(3)	73	Director
Allen R. Nissenson, M.D. (1)(2)(3)	74	Director
Gilbert S. Omenn, M.D., Ph.D.(1)(2)(3)	79	Director
Karen J. Wilson(1)(2)(3)	57	Director
________________________
(1) Member of the audit committee.
(2) Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.

Executive Officers and Employee Directors
Jay R. Venkatesan, M.D., President, Chief Executive Officer and Director. Dr. Venkatesan has been our Chief Executive Officer and director since May 2018. Dr. Venkatesan has served as a Managing Partner of Alpine BioVentures, an investment firm, since July 2015. From July 2015 to August 2018, Dr. Venkatesan served as President of Alpine Immune Sciences, an immunotherapy company that he co-founded as a Managing Partner of Alpine BioVentures, and also served as its Chief Executive Officer from July 2015 to June 2016. Additionally, as Managing Partner of Alpine BioVentures, from January 2014 to August 2014, Dr. Venkatesan served as Founder and Chief Executive Officer of Alpine BioSciences, a biotechnology company, which was acquired by Cascadian Therapeutics, where he then served as Executive Vice President and General Manager from August 2014 to May 2015 (subsequently acquired by Seagen, Inc.). Since January 2008, Dr. Venkatesan has served as the founder and managing member of Ayer Capital, a global healthcare fund. Prior to that, he served as a director at Brookside Capital, part of Bain Capital, where he co-managed healthcare investments. He was also a consultant at McKinsey & Co., a consulting firm, and a venture investor with Patricof & Co. Ventures (now Apax Partners), an investment firm. Dr. Venkatesan has served on the board, of Alpine Immune Sciences, Inc. (Nasdaq: ALPN) since June 2015. Dr. Venkatesan previously served on the board of Exicure Inc. (Nasdaq: XCUR) from March 2014 to December 2020 and Iovance Biotherapeutics Inc. (Nasdaq: IOVA) from September 2013 to March 2018. He has an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. from Williams College. We believe that Dr. Venkatesan's leadership experience and investment experience in the biopharmaceutical industry qualify him to serve as a member of our board of directors.
Itzhak D. Goldberg, M.D., Executive Chairman and Chief Scientific Officer. Dr. Goldberg has been our Executive Chairman and Chief Scientific Officer since March 2018 and after serving as our Chairman, President, Chief Executive Officer and Scientific Director since our founding in April 1998. Dr. Goldberg was formerly a faculty member at Harvard Medical School, Radiation Oncologist-in-Chief for the North Shore-LIJ (Northwell) Health System, and Professor at the Albert Einstein College of Medicine. He is a Fellow of the American College of Radiology. Dr. Goldberg has an M.D. from Albert Einstein College of Medicine, was a postdoctoral research fellow at Harvard Medical School and was subsequently trained as a radiation oncologist at the Harvard Joint Center for

Radiation Therapy. We believe that Dr. Goldberg's extensive experience in the biopharmaceutical industry qualifies him to serve as a member of our board of directors.

John F. Neylan, M.D. Dr. Neylan has been our Senior Vice President and Chief Medical Officer since December 2018. From April 2015 to December 2018, Dr. Neylan served as Chief Medical Officer of Keryx, a biopharmaceutical company focused on nephrology. From May 2008 to April 2015, Dr. Neylan served as Senior Vice President, Clinical Development, at Genzyme Corporation, a biopharmaceutical company focusing on specialty metabolic diseases. From 2000 to 2008, Dr. Neylan served as Vice President, Research and Development for Wyeth Research, a pharmaceutical company, overseeing the clinical development of transplantation therapeutics and providing medical affairs support to the transplant franchise. Dr. Neylan has also held prestigious positions in academia, including Professor of Medicine at Emory University and Assistant Professor of Medicine at University of California, Davis, serving at both institutions as Medical Director of the respective Renal Transplant Programs, with oversight of the clinical research programs. Dr. Neylan has a B.S. from Duke University and an M.D. from Rush Medical School in Chicago. He completed his Internal Medicine residency at Vanderbilt University and fellowships in Nephrology and in Transplantation and Immunogenetics at Brigham and Women's Hospital, Harvard University. He was formerly the President of the American Society of Transplantation, past Board Member of the National Kidney Foundation and a past Industry Representative on the FDA Cardiovascular and Renal Drugs Advisory Committee.

Jennifer J. Rhodes, J.D. Ms. Rhodes has been our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since January 2020. In February 2019, Ms. Rhodes also became a director of Legal Aid at Work, a non-profit legal services organization. Ms. Rhodes previously served as General Counsel and Corporate Secretary at Adamas Pharmaceuticals, Inc., a public pharmaceutical company, from April 2016 until January 2020, during which time she also served as Chief Compliance Officer since August 2016 and Chief Business Officer since January 2017. Prior to that, Ms. Rhodes served as General Counsel at Medivation, Inc., a biopharmaceutical company, from June 2012 to September 2015, where she was responsible for Medivation's legal matters, and also served as Corporate Secretary from April 2013 to September 2015 and as Chief Compliance Officer from July 2012 to October 2014. From May 2006 to June 2012, Ms. Rhodes was an Assistant General Counsel at Pfizer Inc., a biopharmaceutical company, where she supported the U.S. Primary Care Business and its Primary Care Medicines Development Group and served as a global product lead for Pfizer Inc.'s primary care medicines. Prior to joining Pfizer Inc., she was an associate in the regulatory law and international trade practice areas at Weil, Gotshal & Manges, LLP from October 2000 to April 2006. Ms. Rhodes has a J.D. from Wake Forest University School of Law and a B.A. in Economics from Newcomb College of Tulane University.

Gregory S. Curhan. Mr. Curhan has served as our interim Chief Financial Officer since June 2020 through his capacity as a partner at FLG Partners, LLC (FLG Partners), a Silicon Valley chief financial officer services firm. Prior to joining FLG Partners, LLC, Mr. Curhan was Chief Financial Officer and Senior Vice President Corporate Development of Providence Medical Technology, a venture-backed medical device manufacturer, December 2016 until January 2020. Prior to that, Mr. Curhan was a Business Development Officer Brighton Jones, a financial planning company, from December 2012 to December 2016. Mr. Curhan has a B.A. in Economics from Dartmouth College.
Non-Employee Directors

Victor F. Ganzi. Mr. Ganzi has been a member of our board of directors since April 2018. He has served as Non-Executive Chairman of the board of directors of Willis Towers Watson (Nasdaq: WLTW), a global advisory, broking and solutions company, since January 2019 and as a director since January 2016. Previously, he served as a director of Towers Watson beginning on January 1, 2010, as Chairman of Towers Watson's Audit Committee, and a member of its Nominating and Governance Committee. Mr. Ganzi is presently a consultant and corporate director, serving on the boards of numerous private and not-for-profit organizations, including PGA Tour, Inc., the Partnership to End Addiction, the Whitney Museum of American Art and the Madison Square Boys and Girls Club. Mr. Ganzi was the President and Chief Executive Officer of The Hearst Corporation, a private diversified communications company, from 2002 to 2008. He served as Hearst's Executive Vice President from 1997 to 2002 and as its Chief Operating Officer from 1998 to 2002. Prior to joining Hearst in 1990, Mr. Ganzi was the managing partner at the international law firm of Rogers & Wells (now part of Clifford Chance). Mr. Ganzi previously served as a director of Gentiva Health Services, Inc., Wyeth and Hearst-Argyle Television, Inc. Mr. Ganzi has a B.S. in Accounting summa cum laude, from Fordham University, a J.D. from Harvard Law School and an L.L.M. in Taxation from New York

University. We believe that Mr. Ganzi's years of experience serving on boards and legal expertise qualify him to serve as a member of our board of directors.

Allen R. Nissenson, M.D. Dr. Nissenson has been a member of our board of directors since January 2020. He is currently the Emeritus Chief Medical Officer of DaVita Kidney Care, where he has served since January 2020 and where he previously served as Chief Medical Officer from August 2008 to January 2020. He is currently an Emeritus Professor of Medicine at the David Geffen School of Medicine at UCLA, where he has served since August 2008 and where he previously served as Director of the Dialysis Program from July 1977 to August 2008 and Associate Dean from July 2005 to August 2008. Dr. Nissenson is also currently on the board of directors of Rockwell Medical Inc., a public biopharmaceutical company, which he joined in June 2020. Dr. Nissenson is the immediate past chair of Kidney Care Partners and immediate past co-chair of the Kidney Care Quality Alliance. He is a former president of the Renal Physicians Association (RPA) and current member of the Government Affairs Committee. Dr. Nissenson also previously served as president of the Southern California End-Stage Renal Disease Network, as well as chair of the Medical Review Board. He served as a Robert Wood Johnson Health Policy Fellow of the National Academy of Medicine from 1994 to 1995 and worked in the office of the late Senator Paul Wellstone. Dr. Nissenson has an M.D. from Northwestern University Medical School and is the recipient of various awards, including the President's Award of the National Kidney Foundation, the Lifetime Achievement Award in Hemodialysis, the American Association of Kidney Patients' (AAKP) Medal of Excellence Award and, in 2017, the RPA Distinguished Nephrology Service Award. We believe that Dr. Nissenson's years of experience in the healthcare industry qualify him to serve as a member of our board of directors.

Gilbert S. Omenn, M.D., Ph.D. Dr. Omenn has been a member of our board of directors since January 2020. Since 1997, Dr. Omenn has been a faculty member at the University of Michigan, where he is currently the Harold T. Shapiro Distinguished University Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health. Earlier, he was the dean of the School of Public Health and Community Medicine and professor of medicine at the University of Washington. Dr. Omenn served as Executive Vice President for Medical Affairs of the University of Michigan and as Chief Executive Officer of the University of Michigan Health System from 1997 to 2002. Dr. Omenn is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. He chaired the Presidential/Congressional Commission on Risk Assessment and Risk Management, the NAS/NAE/IOM Committee on Science, Engineering, and Public Policy, and the Advisory Committee for the Agency for Toxic Substances and Disease Registry. He served on the National Commission on the Environment, the NIH Scientific Management Review Board, and the CDC Director's Advisory Committee. He is a past president of the American Association for the Advancement of Science and a member of the National Academy of Medicine. Since 2014, Dr. Omenn has served as a director of Galectin Therapeutics Inc., a biotechnology company (Nasdaq: GALT). Dr. Omenn previously served as a director of Amgen, Inc. for 27 years and Rohm & Haas Company for 22 years. Dr. Omenn was a director of Esperion Therapeutics (Nasdaq: ESPR) from August 2014 to May 2018. Dr. Omenn has a B.A. summa cum laude from Princeton University, M.D. magna cum laude from Harvard Medical School and Ph.D. in genetics from the University of Washington. We believe that Dr. Omenn's years of experience in the healthcare industry qualify him to serve as a member of our board of directors.
Karen J. Wilson. Ms. Wilson has been a member of our board of directors since April 2020. Ms. Wilson is also currently a member of the boards of directors of Connect Biopharma, LAVA Therapeutics and Vaxart, Inc. Ms. Wilson previously served as Senior Vice President of Finance at Jazz Pharmaceuticals plc, a biopharmaceutical company, until September 2020 after serving as Principal Accounting Officer and Vice President of Finance. Prior to joining the Jazz Pharmaceuticals organization in February 2011, she served as Principal Accounting Officer and Vice President of Finance at PDL BioPharma, Inc., a life sciences company. She also previously served as a Principal at the consulting firm of Wilson Crisler LLC, Chief Financial Officer of ViroLogic, Inc., a biosciences company, Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc., a medical device manufacturer, and as a consultant and auditor for Deloitte & Touche LLP, a professional services firm. Ms. Wilson is a Certified Public Accountant and received a B.S. in Business from the University of California, Berkeley. We believe that Ms. Wilson is qualified to serve on our Board due to her extensive background in financial and accounting matters for public companies and her leadership experience in the life science industry.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in our Annual Report on Form 10-K those persons who did not file these reports when due.
No reports were required to be filed by our directors, executive officers and 10% holders during the year ended December 31, 2020 as we had not yet completed our IPO and become subject to the reporting obligations of Section 16(a) of the Exchange Act.

Board Composition
Classified Board of Directors
In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•the Class I directors are Dr. Venkatesan and Ms. Wilson, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•the Class II directors are Dr. Goldberg and Dr. Nissenson, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•the Class III directors are Dr. Omenn and Mr. Ganzi, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our board of directors or a change in control of our company.
Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•appoints our independent registered public accounting firm;
•evaluates the independent registered public accounting firm's qualifications, independence and performance;
•determines the engagement of the independent registered public accounting firm;
•reviews and approves the scope of the annual audit and pre-approves the audit and non-audit fees and services;
•reviews and approves all related party transactions on an ongoing basis;
•establishes procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters;
•discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;
•discusses on a periodic basis, or as appropriate, with management the Company's policies and procedures with respect to risk assessment and risk management;

•is responsible for reviewing our financial statements and our management's discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;
•annually reviews and assesses internal controls and treasury functions including cash management procedures;
•investigates any reports received through the ethics hotline and report to the Board periodically with respect to the information received through the ethics hotline and any related investigations;
•reviews our critical accounting policies and estimates; and
•reviews the audit committee charter and the committee's performance at least annually.

The members of our audit committee are Karen Wilson, Victor Ganzi, Allen Nissenson and Gilbert Omenn. Ms. Wilson serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Global Market. Our board of directors has determined that Ms. Wilson is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of The Nasdaq Global Market. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of Ms. Wilson, Mr. Ganzi, Dr. Nissenson and Dr. Omenn are independent under the applicable rules of the SEC and The Nasdaq Global Market. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Global Market.
Compensation Committee

Our compensation committee oversees policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves or recommend to our board of directors corporate goals and objectives relevant to compensation of our executive officers (other than our Chief Executive Officer), evaluates the performance of these officers in light of those goals and objectives and approve the compensation of these officers based on such evaluations. The compensation committee also reviews and approves or makes recommendations to our board of directors regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer). The compensation committee reviews the performance of our Chief Executive Officer and makes recommendations to our board of directors with respect to his compensation and our board of directors retains the authority to make compensation decisions relative to our Chief Executive Officer. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter. The members of our compensation committee are Allen Nissenson, Victor Ganzi, Gilbert Omenn and Karen Wilson. Dr. Nissenson serves as the chairman of the committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of The Nasdaq Global Market and is a "non-employee director" as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Global Market.
Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters. The members of our nominating and corporate governance committee will be Gilbert Omenn, Victor Ganzi, Allen Nissenson and Karen Wilson. Dr. Omenn serves as the chairman of the committee. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of The Nasdaq Global Market relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Global Market.
Code of Business Conduct and Ethics

Our Board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.
Item 11. Executive Compensation
The following is a discussion and analysis of compensation arrangements of our named executive officers (NEOs). This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an "emerging growth company" as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.
Our NEOs for fiscal year 2020 were as follows:
▪Jay R. Venkatesan, M.D., President and Chief Executive Officer;
▪Jennifer J. Rhodes, Senior Vice President, General Counsel and Chief Compliance Officer; and
▪Gregory S. Curhan, interim Chief Financial Officer.
Ms. Rhodes commenced service as our Senior Vice President, General Counsel and Chief Compliance Officer in January 2020.
Mr. Curhan commenced services as our interim Chief Financial Officer in June 2020, whereby we contracted with FLG Partners, LLC (FLG) for his services.
2020 Summary Compensation Table
The following table sets forth total compensation paid to our named executive officers for the fiscal year ending on December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Jay R. Venkatesan, M.D.,	2020	390,000	—	—	163,228	—	553,228
President and Chief Executive Officer	2019	472,917	150,000	1,652,611	—	—	2,275,528
Jennifer J. Rhodes, Senior Vice President, General Counsel and Chief Compliance Officer	2020	400,000	100,000	123,497	301,278	—	924,775
Gregory S. Curhan, Interim Chief Financial Office (4)	2020	—	—	—	1,022,691	359,013	1,381,704
___________________________________
(1)For the bonus awards column, amount shown for Ms. Rhodes represents a sign-on bonus of $100,000, half of which was paid in March 2020 and the remaining portion was paid in September 2020. The bonus column includes discretionary annual bonuses paid to each of our NEOs in connection with their service in the applicable fiscal year. For fiscal year 2020, these amounts will be paid to our NEOs once achievement has been determined by the Company, which is expected to occur in March 2021. Please see the descriptions of the bonuses paid to our NEOs under "2020 Bonuses" below, including target amounts for the discretionary annual bonuses.
(2)For the stock awards and option awards columns, amounts shown represents the grant date fair value of restricted stock units and options granted during fiscal year 2020 as calculated in accordance with ASC Topic 718. See Note 2 of the financial statements included in this registration statement for the assumptions used in calculating this amount. Note that the amount included for Mr. Curhan's December 2020 stock option award has been estimated based on our recent calculations, but has not yet been audited for confirmation.
(3)For the all other compensation column, amounts shown for Mr. Curhan represent the consulting fees paid by the Company to Mr. Curhan in consideration for his services as our interim Chief Financial Officer.
(4)Mr. Curhan commenced service as our interim Chief Financial Officer in June 2020.

Narrative to Summary Compensation Table
2020 Salaries
Our NEOs each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. For fiscal year 2020, Dr. Venkatesan's base salary increased from $300,000 to $570,000, effective as of September 2020, and Ms. Rhodes base salary was $400,000. For fiscal year 2020, Mr. Curhan received $450 per hour of work under FLG's consulting agreement with the Company. Our board of directors and compensation committee may adjust base salaries from time to time in their discretion.
2020 Bonuses
In connection with her commencement of services with us in January 2020, we paid to Ms. Rhodes a sign-on bonus in the aggregate amount of $100,000, 50% of which was paid to her in March 2020 and the remaining 50% of which was paid to her in September 2020. We also intend to pay to each of our NEO's a discretionary cash bonus in connection with their contributions to our company in 2020 (except for Mr. Curhan since he provides services to the Company through a consulting agreement with the Company and FLG (Consulting Agreement) and is not an employee of the Company), with initial targets based on 50% and 40% of Dr. Venkatesan's and Ms. Rhodes' base salary, respectively.
On March 8, 2021, the Board of Directors of Angion (the “Board”), approved, on recommendation of the Compensation Committee of the Board, annual base salaries for 2021 and cash performance bonuses for 2020 for the following named executive officers, including the principal executive officer:

Name and Principal Position	2021 Base Salary	2020 Bonus
Jay R. Venkatesan, M.D.,	$587,000	$195,000
President and Chief Executive Officer
Jennifer J. Rhodes	$412,000	$160,000
Senior Vice President, General Counsel and Chief Compliance Officer
Equity-Based Compensation
In fiscal year 2020, we made equity award grants to each of our NEOs. In February 2020, in connection with her commencement of employment with the Company, we granted Ms. Rhodes an option to purchase 116,687 shares of our common stock and 38,895 restricted stock units. Ms. Rhodes' option and restricted stock units vests as to 25% of the shares on January 13, 2021 and vests as to the remaining 75% of the shares in 24 equal monthly installments thereafter, subject to Ms. Rhodes continued service to the Company through such vesting date. In June 2020, we granted each of Dr. Venkatesan and Ms. Rhodes an option to purchase 124,466 and 58,343 shares of our common stock, respectively. Each of Dr. Venkatesan's and Ms. Rhodes' options vest as to 1/48th of the shares subject to the option on each monthly anniversary of June 18, 2020, subject to the applicable NEO's the Company through such vesting date. In August 2020, in connection with the commencement of Mr. Curhan's services with the Company, we granted Mr. Curhan an option to purchase 56,009 shares of our common stock (2,800 shares of which were granted via an option and attributed to FLG per the terms of the Consulting Agreement). Mr. Curhan's option vests as to 25% of the shares on the vesting commencement date and thereafter as to 1/9th of the remaining shares on each monthly anniversary of August 31, 2020, subject to Mr. Curhan continued service to the Company through such vesting date. In addition, the stock option will be exercisable for one year after termination of the applicable Consulting Agreement. Finally, in December 2020, we granted Mr. Curhan an option to purchase 168,028 shares of our common stock (8,401 shares of which were granted via an option and attributed to FLG per the terms of the Consulting Agreement). Mr. Curhan's option vests as to 4,667 shares on each monthly anniversary of June 1, 2021, subject to Mr. Curhan continued service to the Company through such vesting date. The stock option shall cease vesting on the earlier of (i) the termination of the consulting agreement between FLG and the Company and (ii) the first month after the Company employs a full-time Chief Financial Officer. In addition, the stock option will be exercisable for 90 days after termination of the applicable consulting agreement between FLG and the Company for Mr. Curhan's services.
We have adopted the 2021 Plan, which became effective on the day prior to the first public trading date of our common stock. The principal purpose of the 2021 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The material terms of the 2021 Plan, as it is currently contemplated, are summarized below. For additional information about the 2021 Plan, please see the section titled "Equity Incentive Plans" below.
Other Elements of Compensation
Retirement Savings and Health and Welfare Benefits
We currently maintain a simple IRA plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the simple IRA plan on the same terms as other full-time employees. We match 100% of the first 3% of a participant's annual eligible contributions to their simple IRA plan. We believe that providing a vehicle for tax-deferred retirement savings though our simple IRA plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies. None of our NEOs participated in our simple IRA plan in 2019.
All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; short-term and long-term disability insurance; and life and AD&D insurance.
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to an NEO when we believe it is necessary to attract or retain the NEO. In 2020, we did not provide any perquisites or personal benefits to our NEOs not otherwise made available to our other employees.
Outstanding Equity Awards at 2020 Fiscal Year End
The following table lists all outstanding equity awards held by our NEOs as of December 31, 2020.

		Option Awards				Stock Awards
Name	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares or Units of Shares that Have Not Vested ($)(2)
Jay R. Venkatesan, M.D.	5/1/2018 (3)	934,400	—	5.89	5/1/2028	—	—
	6/24/2019 (4)	—	—	—	—	278,265	3,149,960
	6/18/2020 (5)	15,558	108,908	7.78	6/17/2030	—	—
Jennifer J. Rhodes	1/13/2020	—	116,687	9.51	2/13/2030	—	—
	1/13/2020	—	—	—	—	38,895	440,291
	6/18/2020 (5)	7,292	51,051	7.78	6/17/2030	—	—
Gregory S. Curhan	8/31/2020 (6)	32,670	23,339	7.78	8/30/2030	—	—
	6/1/2021 (7)	—	168,028	9.36	12/8/2030	—	—
___________________________________
(1)Except as otherwise noted, options and stock awards vest as to 25% of the shares on the first anniversary of the vesting commencement date and vest as to the remaining 75% of the shares in 24 substantially equal monthly installments thereafter, such that all awards will be vested on the third year anniversary of the vesting commencement date, subject to the holder's continued service to the Company through such vesting date.
(2)The market value of shares that have not vested is calculated based on the fair market value of our common stock as of December 31, 2020 which our board of directors determined to be $11.32.
(3)The stock option vests as to 25% of the shares on the vesting commencement date and thereafter 10% of the shares vest on each quarterly anniversary, subject to Dr. Venkatesan's continued service to the Company through such vesting date; provided that an additional 25% of the shares can vest if certain financing goals were achieved.
(4)The restricted stock units vest upon the occurrence of two vesting conditions, which must be achieved within seven years from the date of grant, a service vesting condition (the Service-Based Requirement) and a liquidity event requirement (the Liquidity Event Requirement). The Liquidity Event Requirement will be satisfied as to any then-outstanding RSUs that have not terminated earlier on the first to occur of (i) a change in control of the Company or (ii) the six month anniversary of or, if earlier, March 15 of the year following an initial public offering of the Company. The Service-Based Requirement will be satisfied, subject to the holder's continued service through the date of grant, as follows: as to 25% of the shares on the first anniversary of the vesting commencement date and as to the remaining 75% of the shares in 24 substantially equal monthly installments thereafter.

(5)The equity award shall vest as to 1/48th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to the holder's continued service to the Company through each vesting date.
(6)The stock option vests as to 25% of the shares on the vesting commencement date and thereafter as to 1/9th of the remaining shares on each monthly anniversary of the vesting commencement date, subject to the holder's continued service to the Company through each vesting date. The stock option shall be exercisable for one year after termination.
(7)The stock option shall vest as to 4,667 shares on each monthly anniversary of the vesting commencement date, subject to the holder's continued service to the Company through each vesting date. The stock option shall cease vesting on the earlier of (i) the termination of the consulting agreement between FLG and the Company and (ii) the first month after the Company employs a full-time chief financial officer. In addition, the stock option will be exercisable for 90 days after termination of the applicable consulting agreement between FLG and the Company for Mr. Curhan's services.
Executive Compensation Arrangements
We previously entered into offer letter agreements with each of our named executive officers in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each named executive officer, including initial base salary, equity grants and employee benefits eligibility.
Severance Plan
In connection with our IPO, we entered into new severance and change in control plan that will cover all of our NEOs (except for Mr. Curhan since he provides services to the Company through the Consulting Agreement and is not an employee of the Company) that supersedes and replaces the severance benefits they would otherwise be entitled to receive.
Under our severance plan that encompasses each of our NEOs (except Mr. Curhan), if such NEO's employment with us is terminated without "cause" or such NEO resigns for "good reason" (as each is defined in the severance plan), the applicable NEO will be entitled to receive: (i) nine months of continued base salary (or 12 months for Dr. Venkatesan) and (ii) payment or reimbursement of the cost of continued healthcare coverage for nine months (or 12 months for Dr. Venkatesan). In lieu of the foregoing benefits, if each NEO's employment with us is terminated without "cause" or such NEO resigns for "good reason" during the 12-month period following a Change in Control (as defined in the 2021 Plan), the applicable NEO will be entitled to receive: (i) 12 months of continued base salary (or 18 months for Dr. Venkatesan), (ii) payment or reimbursement of the cost of continued healthcare coverage for 12 months (or 18 months for Dr. Venkatesan), (iii) an amount equal to 12 months of such NEO's annual bonus for the year of termination assuming 100% of target performance (or 18 months for Dr. Venkatesan) and (iv) full accelerated vesting of any of unvested equity awards (except for any performance awards). The foregoing severance benefits are subject to the applicable NEO's delivery of an executed release of claims against us and continued compliance with the NEO's confidentiality obligations under the severance plan.
Equity Compensation Plans
The following summarizes the material terms of our 2021 Incentive Award Plan (the 2021 Plan) and our 2015 Equity Incentive Plan (the 2015 Plan), under which we have previously made periodic grants of equity and equity-based awards to our named executive officers and other key employees.
2021 Incentive Award Plan
We adopted the 2021 Plan as of February 4, 2021 in conjunction our IPO, and it will be the only equity compensation plan used to make periodic grants of equity and equity-based awards to employees, consultants and directors after our IPO. The principal purpose of the 2021 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. The material terms of the 2021 Plan, as it is currently contemplated, are summarized below.
Share Reserve. Under the 2021 Plan, 4,280,000 shares of our common stock will be initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights (SARs) restricted stock awards, restricted stock unit awards and other stock-based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2021 Plan will be increased by an annual increase on the first day of each fiscal year beginning in 2021 and ending in 2031, equal to the lesser of (A) 5.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 60,000,000 shares of stock may be issued upon the exercise of incentive stock options.

The following counting provisions will be in effect for the share reserve under the 2021 Plan:
▪to the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2021 Plan;
▪to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2021 Plan, such tendered or withheld shares will be available for future grants under the 2021 Plan;
▪to the extent shares subject to stock appreciation rights are not issued in connection with the stock settlement of stock appreciation rights on exercise thereof, such shares will be available for future grants under the 2021 Plan;
▪to the extent that shares of our common stock are repurchased by us prior to vesting so that shares are returned to us, such shares will be available for future grants under the 2021 Plan;
▪the payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2021 Plan; and
▪to the extent permitted by applicable law or any exchange rule, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by us or any of our subsidiaries will not be counted against the shares available for issuance under the 2021 Plan.
Administration. The compensation committee of our board of directors is expected to administer the 2021 Plan unless our board of directors assumes authority for administration. The compensation committee must consist of at least three members of our board of directors, each of whom is intended to qualify as a "non-employee director" for purposes of Rule 16b-3 under the Exchange Act and an "independent director" within the meaning of the rules of the applicable stock exchange, or other principal securities market on which shares of our common stock are traded. The 2021 Plan provides that the board or compensation committee may delegate its authority to grant awards to employees other than executive officers and certain senior executives of the company to a committee consisting of one or more members of our board of directors or one or more of our officers, other than awards made to our non-employee directors, which must be approved by our full board of directors.
Subject to the terms and conditions of the 2021 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2021 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2021 Plan. Our board of directors may at any time remove the compensation committee as the administrator and revest in itself the authority to administer the 2021 Plan. The full board of directors will administer the 2021 Plan with respect to awards to non-employee directors.
Eligibility. Options, SARs, restricted stock and all other stock-based and cash-based awards under the 2021 Plan may be granted to individuals who are then our officers, employees or consultants or are the officers, employees or consultants of certain of our subsidiaries. Such awards also may be granted to our directors. Only employees of our company or certain of our subsidiaries may be granted incentive stock options (ISOs).
Awards. The 2021 Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, restricted stock units, other stock- or cash-based awards and dividend equivalents, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.
▪Nonstatutory Stock Options will provide for the right to purchase shares of our common stock at a specified price which may not be less than fair market value on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant's continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.
▪Incentive Stock Options will be designed in a manner intended to comply with the provisions of Section 422 of the Code and will be subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2021 Plan provides that the exercise price must be at least 110% of the fair market value of a share of common stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.
▪Restricted Stock may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator. Restricted stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will have the right to receive dividends, if any, prior to the time when the restrictions lapse, however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.
▪Restricted Stock Units may be awarded to any eligible individual, typically without payment of consideration, but subject to vesting conditions based on continued employment or service or on performance criteria established by the administrator. Like restricted stock, restricted stock units may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock, stock underlying restricted stock units will not be issued until the restricted stock units have vested, and recipients of restricted stock units generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.
▪Stock Appreciation Rights may be granted in connection with stock options or other awards, or separately. SARs granted in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our common stock over a set exercise price. The exercise price of any SAR granted under the 2021 Plan must be at least 100% of the fair market value of a share of our common stock on the date of grant. SARs under the 2021 Plan will be settled in cash or shares of our common stock, or in a combination of both, at the election of the administrator.
▪Other Stock or Cash Based Awards are awards of cash, fully vested shares of our common stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our common stock. Other stock or cash based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. The plan administrator will determine the terms and conditions of other stock or cash based awards, which may include vesting conditions based on continued service, performance and/or other conditions.
▪Dividend Equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between a specified date and the date such award terminates or expires, as determined by the plan administrator. In addition, dividend equivalents with respect to shares covered by a performance award will only be paid to the participant at the same time or times and to the same extent that the vesting conditions, if any, are subsequently satisfied and the performance award vests with respect to such shares.
Any award may be granted as a performance award, meaning that the award will be subject to vesting and/or payment based on the attainment of specified performance goals.
Change in Control. In the event of a change in control, unless the plan administrator elects to terminate an award in exchange for cash, rights or other property, or cause an award to accelerate in full prior to the change in control, such award will continue in effect or be assumed or substituted by the acquirer, provided that any performance-based portion of the award will be subject to the terms and conditions of the applicable award agreement. In the event the acquirer refuses to assume or replace awards granted, prior to the consummation of such transaction, awards issued under the 2021 Plan will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable. The administrator may also make appropriate adjustments to awards under the 2021 Plan and is authorized to provide for the acceleration, cash-out, termination, assumption, substitution or conversion of such awards in the event of a change in control or certain other unusual or nonrecurring events or transactions.

Adjustments of Awards. In the event of any stock dividend or other distribution, stock split, reverse stock split, reorganization, combination or exchange of shares, merger, consolidation, split-up, spin-off, recapitalization, repurchase or any other corporate event affecting the number of outstanding shares of our common stock or the share price of our common stock that would require adjustments to the 2021 Plan or any awards under the 2021 Plan in order to prevent the dilution or enlargement of the potential benefits intended to be made available thereunder, the administrator will make appropriate, proportionate adjustments to: (i) the aggregate number and type of shares subject to the 2021 Plan; (ii) the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards); and (iii) the grant or exercise price per share of any outstanding awards under the 2021 Plan.
Amendment and Termination. The administrator may terminate, amend or modify the 2021 Plan at any time and from time to time. However, we must generally obtain stockholder approval to the extent required by applicable law, rule or regulation (including any applicable stock exchange rule). Notwithstanding the foregoing, an option may be amended to reduce the per share exercise price below the per share exercise price of such option on the grant date and options may be granted in exchange for, or in connection with, the cancellation or surrender of options having a higher per share exercise price without receiving additional stockholder approval.
No incentive stock options may be granted pursuant to the 2021 Plan after the tenth anniversary of the effective date of the 2021 Plan, and no additional annual share increases to the 2021 Plan's aggregate share limit will occur from and after such anniversary. Any award that is outstanding on the termination date of the 2021 Plan will remain in force according to the terms of the 2021 Plan and the applicable award agreement.
2015 Equity Incentive Plan
2015 Plan
The 2015 Plan became effective on January 28, 2015, and was last amended and restated on August 30, 2019. We have previously granted stock options, stock awards and restricted stock units to our NEOs and some members of our board of directors under the 2015 Plan, as described in more detail above. The principal purpose of the 2015 Plan is to enhance our ability to attract, retain and motivate its service providers by providing such individuals with equity ownership opportunities and aligning their interests with those of our stockholders.
Share Reserve. The aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the 2015 Plan is 4,774,179. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2015 Plan may be increased by an annual increase on the first day of each fiscal year beginning in 2021 and ending in 2025, equal to the lesser of (A) 5% of the shares of stock outstanding on the first day of the applicable fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that in no event may the aggregate number of shares under the 2015 Plan, combined with any other equity plan, cannot exceed 20% of the outstanding shares on a fully diluted basis of the Company on the first day of the applicable fiscal year.
Administration. Our board is authorized to administer the 2015 Plan, but consistent with its authority under the 2015 Plan, the board has delegated some of its administrative authority to the compensation committee of our board. Subject to the terms and conditions of the 2015 Plan, the plan administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2015 Plan. The administrator is also authorized to adopt, amend or repeal rules relating to administration of the 2015 Plan.
Eligibility. Options, restricted stock, restricted stock units and other stock-based awards under the 2015 Plan may be granted to officers, employees, directors and consultants of the Company and its affiliates. Only employees of the Company or certain of its affiliates who are deemed to be residents of the United States for tax purposes may be granted incentive stock options.
Awards. The 2015 Plan provides for the grant of stock options (including incentive stock options (or ISOs) and non-qualified stock options (or NSOs)), restricted stock, restricted stock units (or RSUs), other stock-based awards or any combination thereof. No determination has been made as to the types or amounts of awards that will be granted to specific individuals in the future pursuant to the 2015 Plan. Each award will be set forth in a separate agreement and will indicate the type and terms and conditions of the award.
▪Non-Qualified Stock Options. NSOs will provide for the right to purchase shares of our common stock at a specified price which may not be less than fair market value on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant's satisfaction of corporate performance targets and the attainment of stated goals or events, as established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.
▪Incentive Stock Options. ISOs will be designed in a manner intended to comply with the provisions of Section 422 of the Code and will be subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2015 Plan provides that the exercise price must be at least 110% of the fair market value of a share of common stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.
▪Restricted Stock. Restricted stock is an award of shares of our common stock that remains forfeitable unless and until specified vesting conditions are met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Holders of restricted stock will have voting rights and will have the right to receive dividends, if any, prior to the time when the restrictions lapse.
▪Restricted Stock Units. RSUs are contractual promises to deliver shares of our common stock (or the fair market value of such shares in cash) in the future, which may also remain forfeitable unless and until specified vesting conditions are met. RSUs generally may not be sold or transferred until vesting conditions are removed or expire. The shares underlying RSUs will generally not be issued until the RSUs have vested, and recipients of RSUs generally will have no voting or dividend rights prior to the time when the RSUs are settled in shares, unless the RSU includes a dividend equivalent right (in which case the holder may be entitled to dividend equivalent payments under certain circumstances). Delivery of the shares underlying RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral.
▪Other Stock-Based Awards. Other stock-based awards are awards denominated in shares of our common stock and other awards that are valued by reference to, or are based on, shares of our common stock or other property. Other stock-based awards may be paid in shares, cash or other property, as determined by the plan administrator. The plan administrator will determine the terms and conditions of other stock-based awards, including any purchase price, transfer, vesting and/or other conditions.
Adjustments of Awards. In the event of any merger, consolidation, acquisition of property or shares, stock rights offering, liquidation, disaffiliation (other than a spinoff) or similar event affecting the Company or any of its affiliates (each a corporate transaction), the administrator may in its discretion make substitutions or adjustments as it deems appropriate and equitable to: (i) the aggregate number and type of shares subject to the 2015 Plan; (ii) the various limitations set forth in the 2015 Plan; (iii) the number and kind of shares subject to outstanding awards and terms and conditions of outstanding stock rights; and (iv) the exercise price per share of any outstanding options or stock appreciation rights. In the event of any stock dividend, stock split, reverse stock split, separation, spin-off, reorganization, extraordinary dividend of cash or other property, share combination or recapitalization or similar event affecting the capital structure of the Company, the administrator will make substitutions or adjustments as it deems appropriate and equitable to: (i) the aggregate number and type of shares subject to the 2015 Plan; (ii) the various limitations set forth in the 2015 Plan; (iii) the number and kind of shares subject to outstanding awards and terms and conditions of outstanding stock rights; and (iv) the exercise price per share of any outstanding options or stock appreciation rights.
In the case of a corporate transaction, the adjustments contemplated as described in the first sentence above may include, without limitation, (i) the cancellation of stock rights in exchange for payments having an aggregate value equal to the value of such stock rights, as determined by the plan administrator, (ii) the substitution of other property for the shares subject to outstanding stock rights, and (iii) in connection with any disaffiliation, arranging for the assumption of stock rights, or replacement of rights with new stock rights. The plan administrator may also adjust performance goals applicable to any stock rights.

Transferability and Restrictions. With limited exceptions for the laws of descent and distribution, awards under the 2015 Plan are generally non-transferable prior to vesting unless otherwise determined by the plan administrator and set forth in the applicable agreement, and are exercisable only by the participant.
Amendment and Termination. The plan administrator may terminate, amend or modify the 2015 Plan at any time. However, we must generally obtain stockholder approval to the extent required by applicable law In addition, no amendment of the 2015 Plan may, without the consent of the holder, materially and adversely affect any award previously granted. No award may be granted pursuant to the 2015 Plan after the June 26, 2029 (or earlier, as approved by our stockholders)
2021 Employee Stock Purchase Plan
We have adopted the 2021 Employee Stock Purchase Plan, which we refer to as our ESPP, which became effective on the day prior to the first public trading date of our common stock. The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions. The ESPP is intended to qualify under Section 423 of the Code. The material terms of the ESPP, as it is currently contemplated, are summarized below.
Administration. Subject to the terms and conditions of the ESPP, our compensation committee will administer the ESPP. Our compensation committee can delegate administrative tasks under the ESPP to the services of an agent and/or employees to assist in the administration of the ESPP. The administrator will have the discretionary authority to administer and interpret the ESPP. Interpretations and constructions of the administrator of any provision of the ESPP or of any rights thereunder will be conclusive and binding on all persons. We will bear all expenses and liabilities incurred by the ESPP administrator.
Share Reserve. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is equal to the sum of (i) 390,000 shares of common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of (a) 1.0% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such number of shares of common stock as determined by our board of directors; provided, however, no more than 8,000,000 shares of our common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares.
Eligibility. Employees eligible to participate in the ESPP for a given offering period generally include employees who are employed by us or one of our subsidiaries on the first day of the offering period, or the enrollment date. Our employees (and, if applicable, any employees of our subsidiaries) who customarily work less than five months in a calendar year or are customarily scheduled to work less than 20 hours per week will not be eligible to participate in the ESPP. Finally, an employee who owns (or is deemed to own through attribution) 5% or more of the combined voting power or value of all our classes of stock or of one of our subsidiaries will not be allowed to participate in the ESPP.
Participation. Employees will enroll under the ESPP by completing a payroll deduction form permitting the deduction from their compensation of at least 1% of their compensation but not more than the lesser of 15% of their compensation or $50,000. Such payroll deductions may be expressed as either a whole number percentage or a fixed dollar amount, and the accumulated deductions will be applied to the purchase of shares on each purchase date. However, a participant may not purchase more than 15,000 shares in each offering period and may not subscribe for more than $25,000 in fair market value of shares of our common stock (determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period.
Offering. Under the ESPP, participants are offered the option to purchase shares of our common stock at a discount during a series of successive offering periods, the duration and timing of which will be determined by the ESPP administrator. However, in no event may an offering period be longer than 27 months in length.
The option purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period.
Unless a participant has previously canceled his or her participation in the ESPP before the purchase date, the participant will be deemed to have exercised his or her option in full as of each purchase date. Upon exercise, the participant will purchase the number of whole shares that his or her accumulated payroll deductions will buy at the option purchase price, subject to the participation limitations listed above.
A participant may cancel his or her payroll deduction authorization at any time prior to the end of the offering period. Upon cancellation, the participant will have the option to either (i) receive a refund of the participant's account balance in cash without interest or (ii) exercise the participant's option for the current offering period for the maximum number of shares of common stock on the applicable purchase date, with the remaining account balance refunded in cash without interest. Following at least one payroll deduction, a participant may also decrease (but not increase) his or her payroll deduction authorization once during any offering period. If a participant wants to increase or decrease the rate of payroll withholding, he or she may do so effective for the next offering period by submitting a new form before the offering period for which such change is to be effective.
A participant may not assign, transfer, pledge or otherwise dispose of (other than by will or the laws of descent and distribution) payroll deductions credited to a participant's account or any rights to exercise an option or to receive shares of our common stock under the ESPP, and during a participant's lifetime, options in the ESPP shall be exercisable only by such participant. Any such attempt at assignment, transfer, pledge or other disposition will not be given effect.
Adjustments upon Changes in Recapitalization, Dissolution, Liquidation, Merger or Asset Sale. In the event of any increase or decrease in the number of issued shares of our common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of shares of common stock effected without receipt of consideration by us, we will proportionately adjust the aggregate number of shares of our common stock offered under the ESPP, the number and price of shares which any participant has elected to purchase under the ESPP and the maximum number of shares which a participant may elect to purchase in any single offering period. If there is a proposal to dissolve or liquidate us, then the ESPP will terminate immediately prior to the consummation of such proposed dissolution or liquidation, and any offering period then in progress will be shortened by setting a new purchase date to take place before the date of our dissolution or liquidation. We will notify each participant of such change in writing at least ten business days prior to the new exercise date. If we undergo a merger with or into another corporation or sell all or substantially all of our assets, each outstanding option will be assumed or an equivalent option substituted by the successor corporation or the parent or subsidiary of the successor corporation. If the successor corporation refuses to assume the outstanding options or substitute equivalent options, then any offering period then in progress will be shortened by setting a new purchase date to take place before the date of our proposed sale or merger. We will notify each participant of such change in writing at least ten business days prior to the new exercise date.
Amendment and Termination. Our board of directors may amend, suspend or terminate the ESPP at any time. However, the board of directors may not amend the ESPP without obtaining stockholder approval within 12 months before or after such amendment to the extent required by applicable laws.
Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is currently, or has at any time, one of our officers or employee. None of our executive officers currently serves, or have served during the past fiscal year, as a member of another entity's board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) that has one or more executive officers serving as a member of our board of directors or compensation committee.
Director Compensation
Historically, we have not had a formalized non-employee director compensation program. However, at the end of 2020, we approved an annual cash retainer to all of our non-employee directors of $40,000 for their service in 2020 (pro-rated for any partial service). Dr. Yamin did not receive the annual cash retainer since he was no longer a director on the date of payment. In February 2020, we granted each non-employee director (except Dr. Yamin) an option to purchase 38,895 shares of our common stock. In April 2020, in connection with her commencement of service with us, Ms. Wilson was granted an option to purchase 38,895 shares of our common stock. All options held by directors vest as to one-third of the shares on each anniversary of the applicable date of grant, subject to the director's continued service with the Company through the applicable vesting date. In addition, we reimburse our non-employee directors for travel and other necessary business expenses incurred in the performance of their services for us. In January 2018, we also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to us in the areas of biomedical research and development. Pursuant to the terms of the consulting agreement, Dr. Yamin, in his capacity as a consultant, received $108,000 in the aggregate during fiscal year 2020. Dr. Yamin resigned from our board of directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with us, our board of directors or our management.
We have approved a compensation policy for our non-employee directors (Director Compensation Program) to be effective in connection with the consummation of the IPO. Pursuant to the Director Compensation Program, our non-employee directors will receive cash compensation as follows:

•Each non-employee director will receive an annual cash retainer in the amount of $40,000 per year.
•The Non-Executive Chairperson will receive an additional annual cash retainer in the amount of $35,000 per year.
•The lead non-employee director will receive an additional annual cash retained in the amount of $20,000 per year.
•The chairperson of the audit committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson's service on the audit committee. Each non-chairperson member of the audit committee will receive additional annual cash compensation in the amount of $7,500 per year for such member's service on the audit committee.
•The chairperson of the compensation committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson's service on the compensation committee. Each non-chairperson member of the compensation committee will receive additional annual cash compensation in the amount of $5,000 per year for such member's service on the compensation committee.
•The chairperson of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $8,000 per year for such chairperson's service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $5,000 per year for such member's service on the nominating and corporate governance committee.
Under the Director Compensation Program, each non-employee director will automatically be granted an option to purchase 30,000 shares of our common stock upon the director's initial appointment or election to our board of directors (Initial Grant) and an option to purchase 15,000 shares of our common stock automatically on the date of each annual stockholder's meeting thereafter, (Annual Grant). The Initial Grant will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder's meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date. The exercise price per share of director options is equal to the fair market value of a share of our common stock on the grant date, and the director options will vest in full upon (i) a termination of service due to the director's death or Disability (as defined in the 2021 Plan) and (ii) the consummation of a Change in Control (as defined in the 2021 Plan).
The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Michael Yamin(3)	—	—	108,000	108,000
Victor Ganzi	40,000	238,000	—	238,000
Allen Nissenson	40,000	238,000	—	238,000
Gilbert Omenn	40,000	238,000	—	238,000
Karen Wilson (4)	30,000	178,750	—	208,750
__________________________
(1) Amounts shown represents the grant date fair value of options granted during fiscal year 2020 as calculated in accordance with ASC Topic 718. See note 2 of the financial statements included in this registration statement for the assumptions used in calculating this amount. As of December 31, 2020, Messrs. Ganzi, Nissenson and Omenn and Ms. Wilson each held options to purchase an aggregate of 38,895 shares of our common stock.

(2) Amount shown represents the payments made to Dr. Yamin for his consulting services to us pursuant to the terms of his consulting agreement.
(3) Dr. Yamin resigned as a member of the board in March 2020.
(4) Ms. Wilson commenced services as a member of the board in April 2020, and her board fees were pro-rated for her partial service on the board.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2021 by:

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of our common stock;
•each of our directors;
•each of our named executive officers; and
•all directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after March 1, 2021 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of [22,170,926] shares of our common stock outstanding as of March 1, 2021. Shares of our common stock that a person has the right to acquire within 60 days after March 1, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Angion Biomedica Corp., 51 Charles Lindbergh Boulevard, Uniondale, New York 11553.

	Beneficiary Ownership Table as of March 1, 2021
	Number	Percentage
5% and Greater Stockholders:
CEDE & CO	5,750,000	19.5%
EISA-ABC LLC (1)	3,654,637	12.4%
Schuler FAM Foundation Scholar Program (2)	2,587,595	8.8%
Itzhak D. Goldberg (3)	2,316,714	7.9%
Jay R. Venkatesan (4)	2,372,406	8.0%
Vifor International, Ltd	1,995,643	6.8%
Named Executive Officers and Directors:
Itzhak D. Goldberg (5)	2,316,714	7.9%
Jay R. Venkatesan (6)	2,372,406	8.0%
Jennifer J. Rhodes (7)	68,552	*
Victor F. Ganzi (8)	1,084,551	3.7%
Gilbert S. Omenn (9)	93,291	*
Allen R. Nissenson (10)	12,965	*
Karen J. Wilson (11)	31,683	*
Gregory S. Curhan (12)	51,338	*
John Neylan(13)	148,774	*
All directors and executive officers as a group (9 persons) (14)	6,180,274	21.0%
_______________________________________________________
*     Represents beneficial ownership of less than 1% of the shares of our common stock.

(1)    Consists of 3,654,637 shares of our common stock. Elisha Y. Goldberg, Irit Sandler, Shlomit Stein and Avital Pines share voting power and dispositive power over the shares held by EISA-ABC LLC.
(2)    Consists of (i) 195,429 shares of our common stock held by Therese Heidi Schuler Trust; (ii) 195,429 shares of our common stock held by Tenya Eva Schuler Trust; (iii) 195,429 shares of our common stock held by Tino Hans Schuler Trust; and (iv) 479,315 shares of our common stock held by Schuler Grandchildren LLC; and (iv) 1,521,993 shares of our common stock held by Jack W Schuler Trust.
(3)     Consists of (i) 1,827,566 shares of our common stock held directly by Dr. Goldberg, (ii) 233,374 shares of our common stock held by Itzhak D. Goldberg's Grandchildren's Trust #1 and 116,687 shares of our common stock held by the Itzhak D. Goldberg's Grandchildren's Trust #2, both in which Dr. Goldberg disclaims any pecuniary interest and (iii) 139,087 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.
(4)     Consists of (i) 1,193,226 shares of our common stock and (ii) 1,179,180 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.
(5)     Consists of the shares described in footnote 3 above.
(6)     Consists of the shares described in footnote 4 above.
(7)     Consists of 68,552 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.
(8)     Consists of (i) 928,970 shares of our common stock held directly by Victor F. Ganzi and 155,581 shares of our common stock held by Victor F Ganzi 2012 GST Family Trust held by Victor Ganzi; (ii) 105,853 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021
(9)     Consists of (i) 80,326 shares of our common stock held by the Gilbert S. Omenn Revocable Trust and (ii) 12,965 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.
(10)     Consists of 12,965 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.
(11)     Consists of (i)18,718 shares of our common stock held directly by Karen Wilson and (ii) 12,965 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.
(12)     Consists of 51,338 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.
(13)     Consists of (i)38,895 shares of our common stock held directly by John Neylan and (ii)109,879 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021
(14)     Consists of (i) the shares described in footnotes 5 through 13 above, (ii) 4,487,490 shares of our common stock and (iii) 1,692,784 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of transactions since January 1, 2020 to which we have been a party, in which the amount involved exceeds or will exceed $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under "Executive Compensation." We also describe below certain other transactions with our directors, executive officers and stockholders.
All of the transactions set forth below were approved by a majority of our board of directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by our audit committee, once it is constituted, and a majority of the members of our board of directors, including a majority of the independent and disinterested members of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
Convertible Note Financings
In December 2019 and during the first nine months of 2020, we issued additional convertible promissory notes (collectively referred as the Additional Convertible Notes) to certain investors in aggregate principal amount of $5.3 million and $31.2 million, respectively. The Additional Convertible Notes accrue interest at a rate of 12% per annum, and converted into shares of our common stock upon our IPO or otherwise pursuant to the terms of the Additional Convertible Notes.
The table below sets forth the number of shares of issuable upon conversion of the Additional Convertible Notes sold to our directors, executive officers or owners of more than 5% of a class of our capital stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Our Common Stock Issuable Upon Conversion(1)	Aggregate Purchase Price ($)
Gilbert S. Omenn, M.D., Ph.D.(2)	61,657	650,000
Jay R. Venkatesan, M.D.(3)(4)	165,356	1,700,000
Victor F. Ganzi(3)(5)	68,863	700,000
Karen Wilson(6)	18,718	200,000
_____________________________________
(1)The terms of the Additional Convertible Notes provide that the notes and accrued dividends will convert at a price that is equal to a 20% discount to the price of the common stock offered in the Company's IPO. The number of shares reflected are based on an initial public offering price of $16.00 per share and assuming the conversion occurs on February 9, 2021.
(2)Dr. Omenn is a member of our board of directors. Amount shown includes Additional Convertible Notes held by the Gilbert S. Omenn Revocable Trust, an estate planning instrument for which Mr. Omenn is trustee.
(3)Consists of Additional Convertible Notes described under "—Loans from Directors" that were converted into Additional Convertible Notes in February 2020. In August 2020, these Additional Convertible Notes were exchanged for Series C convertible preferred stock.
(4)Dr. Venkatesan is our chief executive officer and a member of our board of directors.
(5)Mr. Ganzi is a member of our board of directors.
(6)Ms. Wilson is a member of our board of directors.
Transactions with NovaPark LLC
We rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space that we rent is part of a 110,000-square-foot general laboratory and development facility (the NovaPark Facility) for biological and chemistry research owned by NovaPark. We recorded rent expense for fixed lease payments of $1.0 million in each of the years ended December 31, 2020 and 2019. We recorded rent expense for variable expenses related to the lease of $0.6 million and $0.4 million for the years ended December 31, 2020 and 2019. Variable expenses include NovaPark management fees of $0.1 million for each of the years ended December 31, 2020 and 2019.
We, Dr. Goldberg and Rina Kurz, Dr. Goldberg's spouse, own 10%, 45% and 45%, respectively, of the membership interests in NovaPark LLC.
The NovaPark Facility has been financed by a mortgage pursuant to which NovaPark's payment obligations are guaranteed by Dr. Goldberg, including a limited personal guarantee up to an amount of $2.1 million. In 2016, in connection with the refinancing of the mortgage, we entered into an indemnification agreement with Dr. Goldberg, pursuant to which we agreed to indemnify Dr. Goldberg from any loss arising out of any claim or action asserted by the mortgage lender against Dr. Goldberg related to Dr. Goldberg's personal limited guarantee of the mortgage. In February 2020, we and Dr. Goldberg terminated the indemnification agreement. As of December 31, 2020 and 2019, the balance on the mortgage debt was approximately $9.0 million and $5.1 million, respectively. The increase as of December 31, 2020 was due to increases costs for landlord improvements for a new tenant.
Consultant Fees and Employment of Immediate Family
We have paid consulting fees under an agreement with Rina Kurz, Dr. Goldberg's spouse, for management and administrative services relating to our U.S. government grants and contracts. For the year ended December 31, 2020, consultant fees paid to Ms. Kurz were approximately $0.1 million. We believe the consulting arrangement with Ms. Kurz was made on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
Elisha Goldberg, Dr. Goldberg's son, serves as our Vice President and Director of Strategy For the year ended December 31, 2020, Elisha Goldberg was paid $0.2 million in salary and total award of options representing 2.0% of the Company's fully diluted capitalization.

Transactions with Dr. Michael Yamin
Dr. Michael Yamin, a former member of our board of directors, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). In the year ended December 31, 2020, we paid Pearl Cohen approximately $0.2 million in legal fees.
In January 2018, we also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to us in the areas of biomedical research and development. Pursuant to the terms of the consulting agreement, Dr. Yamin, in his capacity as a consultant, received approximately $0.1 million during the year ended December 31, 2020. Dr. Yamin resigned from our board of directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with us, our board of directors or our management.
Director and Executive Officer Compensation
Please see "Executive Compensation" for information regarding compensation of directors and executive officers.
Employment Agreements
Please see "Executive Compensation Employment Arrangements" for information regarding employment agreements with our named executive officers.
Indemnification Agreements and Directors' and Officers' Liability Insurance
We have entered into indemnification agreements with certain of our current directors, executive officers and certain other employees. Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by applicable law.
Stock Option Grants to Executive Officers and Directors
We have granted stock options to our executive officers and certain of our directors as more fully described in the section entitled "Management—Director Compensation" and "Executive Compensation."
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a related party transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related party were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm's length transaction, management's recommendation with respect to the proposed related party transaction, and the extent of the related party's interest in the transaction.
Director Independence
Our board of directors currently consists of six members. Our board of directors has determined that all of our directors, other than Dr. Venkatesan and Dr. Goldberg, qualify as "independent" directors in accordance with The Nasdaq Global Market listing requirements. Dr. Venkatesan and Dr. Goldberg are not considered independent because they are employees of Angion Biomedica Corp. The Nasdaq Global Market's independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by The Nasdaq Global Market rules, our board of directors has made a subjective determination as to each independent director that no relationships exists that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
Item 14. Principal Accountant Fees
The following table sets forth all fees billed for professional audit, tax and other services rendered by Moss Adams LLP (in thousands):

	Year Ended December 31,
	2020	2019
Audit Fees (1)	$979	$307
Tax Fees (2)	14	—
Other (3)	35	—
Total Fees	$993	$307
__________________________
(1) Audit fees are for professional services for the audit of the Company’s financial statements, the review of quarterly interim financial statements, and for services that are normally provided by the accountant in connection with other regulatory filings or engagements. Fees for the year ended December 31, 2020 include services associated with our IPO. Fees for the year ended December 31, 2019 include services rendered for the initial 2019 and 2018 audits.
(2) Tax fees are for compliance and consultation.
(3) Other fees are for grant compliance audit fee in 2020

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
(b)Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1*	Form of Underwriting Agreement.
3.1	Amended and Restated Certificate of Incorporation	8-K	2/9/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Form of Convertible Promissory Note.	S-1	1/15/2021	4.4
4.5	Form of Broker Warrant to Purchase Common Stock.	S-1	1/15/2021	4.5
4.6	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Agreement of Lease, dated June 21, 2011, by and between Angion Biomedica Corp. and NovaPark LLC, as amended.	S-1	1/15/2021	10.1
10.2†	Licensing Agreement, dated August 22, 2018, by and between Angion Biomedica Corp. and Sinovant Sciences HK Limited.	S-1	1/15/2021	10.2
10.3†	Subcontractor Agreement, dated November 15, 2019, by and between Angion Biomedica Corp. and The Regents of the University of Michigan.	S-1	1/15/2021	10.3
10.4†	Licensing Agreement, dated November 6, 2020, by and between Angion Biomedica Corp. and Vifor (International) Ltd.	S-1	1/15/2021	10.4
10.5(a)#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)
10.5(b)#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.5(c)#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.5(d)#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.6(a)#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.6(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.6(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.7#	2021 Employee Stock Purchase Plan.	S-1/A	2/1/2021	10.7
10.8#	Amended and Restated Employment Agreement, dated March 29, 2019, by and between Angion Biomedica Corp. and Jay R. Venkatesan.	S-1	1/15/2021	10.8
10.9#	Executive Employment Agreement, dated May 1, 2018, by and between Angion Biomedica Corp. and Itzhak D. Goldberg.	S-1	1/15/2021	10.9

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.10#	Executive Employment Agreement, dated December 17, 2018, by and between Angion Biomedica Corp. and John F. Neylan.	S-1	1/15/2021	10.10
10.11#	Offer Letter, dated November 27, 2019, as amended, by and between Angion Biomedica Corp. and Jennifer J. Rhodes.	S-1	1/15/2021	10.11
10.12#	Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	S-1	1/15/2021	10.12
10.13#	Non-Employee Director Compensation Program.	S-1/A	2/1/2021	10.13
10.14	Form of Indemnification Agreement for directors and officers.	S-1	1/15/2021	10.14
10.15	Promissory Note and Agreement, dated April 21, 2020, by and between Angion Biomedica Corp. and Hanmi Bank.	S-1	1/15/2021	10.15
21.1	Subsidiaries of the registrant.	S-1	1/15/2021	21.1
23.1	Consent of independent registered public accounting firm.				X
24.1	Power of Attorney (reference is made to the signature page hereto)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
__________________________________
†Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
#          Indicates management contract or compensatory plan.
^ The certification that accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGION BIOMEDICA CORP.

By:	/s/ JAY R. VENKATESAN, M.D.
Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jay R. Venkatesan, M.D. and Jennifer J. Rhodes, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Registration Statement on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY R. VENKATESAN, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2021
Jay R. Venkatesan, M.D.

/s/ GREGORY S. CURHAN	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021
Gregory S. Curhan

/s/ ITZHAK D. GOLDBERG, M.D.	Executive Chairman and Chief Scientific Officer	March 30, 2021
Itzhak D. Goldberg, M.D.

/s/ VICTOR F. GANZI	Director	March 30, 2021
Victor F. Ganzi

/s/ ALLEN R. NISSENSON, M.D.	Director	March 30, 2021
Allen R. Nissenson, M.D.

/s/ GILBERT S. OMENN, M.D., PH.D.	Director	March 30, 2021
Gilbert S. Omenn, M.D., Ph.D.

/s/ KAREN J. WILSON	Director	March 30, 2021
Karen J. Wilson