Form 10-Q
period 2021-03-31
Angion Biomedica Corp.
filed 2021-05-17
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-04321
ANGION BIOMEDICA CORP
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Charles Lindbergh Boulevard Uniondale, New York	11553
(Address of Principal Executive Offices)	(Zip Code)
(415) 655-4899
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	ANGN	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of May 14, 2021 was 29,663,194.

i

iii

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ANGION BIOMEDICA CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$130,456	$34,607
Prepaid expenses and other current assets	3,042	7,690
Total current assets	133,498	42,297
Property and equipment, net	246	156
Right of use assets	4,541	4,072
Investments in related parties	877	822
Other assets	38	—
Total assets	$139,200	$47,347
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,690	$5,578
Accrued expenses	4,092	6,665
Lease liability—current	780	611
Deferred revenue—current	3,792	3,942
Warrant liability	714	10,704
Convertible promissory notes payable at fair value	—	51,170
Series C convertible preferred stock at amortized cost	—	26,001
Series C convertible preferred stock at fair value	—	2,518
Other short-term debt	895	260
Total current liabilities	16,963	107,449
Lease liability—noncurrent	4,150	3,847
Deferred revenue—noncurrent	25,644	25,865
Other long-term debt	—	635
Total liabilities	46,757	137,796
Commitments and contingencies—Note 11
Stockholders' equity (deficit)
Common stock, $0.01 par value per share; 300,000,000 authorized shares; 30,053,606 and 15,632,809 shares issued as of March 31, 2021 and December 31, 2020, respectively; 29,660,458 and 15,316,721 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	300	156
Treasury stock, 393,148 and 316,088 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	(2,991)	(1,846)
Additional paid-in capital	292,670	72,136
Accumulated other comprehensive loss	(287)	(333)
Accumulated deficit	(197,249)	(160,562)
Total stockholders' equity (deficit)	92,443	(90,449)
Total liabilities and stockholders' equity (deficit)	$139,200	$47,347
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Contract revenue	$371	$—
Grant revenue	—	865
Total revenue	371	865
Operating expenses:
Cost of grant revenue	—	383
Research and development	14,298	9,596
General and administrative	6,012	3,455
Total operating expenses	20,310	13,434
Loss from operations	(19,939)	(12,569)
Other income (expense)
Change in fair value of warrant liability	(3,519)	(292)
Change in fair value of convertible notes	(7,469)	(454)
Change in fair value of Series C convertible preferred stock	(3,592)	—
Foreign exchange transaction (loss) gain	(53)	245
Earnings from equity method investment	55	28
Interest income (expense), net	(2,170)	(180)
Total other income (expense)	(16,748)	(653)
Net loss	(36,687)	(13,222)
Other comprehensive income:
Foreign currency translation adjustment	46	149
Comprehensive loss	$(36,641)	$(13,073)
Net loss per common share, basic and diluted	$(1.56)	$(0.91)
Weighted average common shares outstanding, basic and diluted	23,443,851	14,462,823
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	14,758,718	$148	(312,164)	$(1,810)	$63,531	$—	$(80,455)	$(18,586)
Issuance of broker warrants	—	—	—	—	151	—	—	151
Exercise of broker warrants	58,415	1	—	—	—	—	—	1
Exercise of stock options	192,872	1	—	—	(2)	—	—	(1)
Stock-based compensation	—	—	—	—	832	—	—	832
Foreign currency translation adjustment	—	—	—	—	—	149	—	149
Net loss	—	—	—	—	—	—	(13,222)	(13,222)
Balance as of March 31, 2020	15,010,005	$150	(312,164)	$(1,810)	$64,512	$149	$(93,677)	$(30,676)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
Issuance of common stock upon initial public offering, net of issuance costs, discount, and commissions of $9.3 million	5,750,000	58	—	—	82,657	—	—	82,715
Issuance of common stock upon Concurrent Private Placement, net of issuance costs of $0.7 million	1,562,500	16	—	—	24,234	—	—	24,250
Conversion of convertible preferred stock into common stock upon initial public offering	2,234,640	22	—	—	35,732	—	—	35,754
Conversion of convertible notes into common stock upon initial public offering	3,636,189	36	—	—	58,143	—	—	58,179
Conversion of convertible notes prior to IPO	33,978	—	—	—	460	—	—	460
Net exercise of warrants upon initial public offering	844,335	9	—	—	13,500	—	—	13,509
Exercise of broker warrants	47,188	—	—	—	—	—	—	—
Exercise of warrants	107,038	1	—	—	679	—	—	680
Exercise of stock options	155	—	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units and performance stock units	204,774	2	—	—	11	—		13
Return of common stock to pay withholding taxes on restricted stock	—	—	(77,060)	(1,145)	—	—	—	(1,145)
Stock-based compensation	—	—	—	—	5,117	—	—	5,117
Foreign currency translation adjustment	—	—	—		—	46	—	46
Net loss	—	—	—	—	—	—	(36,687)	(36,687)
Balance as of March 31, 2021	30,053,606	$300	(393,148)	$(2,991)	$292,670	$(287)	$(197,249)	$92,443
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(36,687)	$(13,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	27
Amortization of right of use assets	149	144
Amortization of debt issuance costs	1,884	157
Stock-based compensation	5,117	832
Change in fair value of convertible notes	7,469	454
Change in fair value of Series C convertible preferred stock	3,592	—
Change in fair value of warrant liability	3,519	292
Earnings from equity investment	(67)	(28)
Distribution from equity investment	12	—
Changes in operating assets and liabilities:
Grants receivable	—	(140)
Prepaid expenses and other current assets	2,667	(366)
Other assets	(38)	—
Accounts payable	1,112	1,445
Accrued expenses	(769)	1,824
Lease liabilities	(146)	(152)
Deferred revenue	(371)	—
Net cash used in operating activities	(12,551)	(8,733)
Cash flows from investing activities
Purchase of fixed assets	(41)	(20)
Net cash used in investing activities	(41)	(20)
Cash flows from financing activities
Proceeds from issuance of convertible notes and warrants	—	3,051
Net Proceeds from issuance of common stock upon IPO and Concurrent Private Placement, net of discount and commissions	110,560	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	885
Payment of deferred offering costs	(1,665)	—
Taxes paid related to net share settlement upon vesting of restricted stock awards	(1,145)	—
Proceeds from RSU settlement	13	—
Exercise of broker warrants	—	(1)
Exercise of warrants	680	—
Exercise of stock options	1	1
Net cash provided by financing activities	108,444	3,936
Effect of foreign currency on cash	(3)	233
Net increase (decrease) in cash and cash equivalents	95,849	(4,584)
Cash and cash equivalents at the beginning of the period	34,607	5,571
Cash and cash equivalents at the end of the period	$130,456	$987
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes into common stock upon IPO	$58,179	$—
Conversion of Series C preferred stock into common stock upon IPO	$35,754	$—
Net exercise of warrants upon IPO	$13,509	$—
Accrued interest premium for Series C convertible preferred stock	$—	$7
Right of use assets exchanged for operating lease liabilities	$618	$525
Conversion of convertible notes into common stock prior to IPO	$460	$—
Deferred offering costs in accrued expenses or accounts payable	$1,408	$153
Fixed assets purchased in accrued expenses or accounts payable	$55	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Angion Biomedica Corp. ("Angion" or the "Company") is a late-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. The Company was incorporated in Delaware in 1998.
Forward Stock Split
On January 25, 2021, the board of directors of the Company approved an amendment to the Company's certificate of incorporation to effect a forward stock split ("Forward Split") of shares of the Company's common stock on a one-for-1.55583 basis, which was effected on February 1, 2021. All references to common stock, convertible preferred stock, warrants to purchase common stock, stock options, RSAs, RSUs, PSUs, per share amounts and related information contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the forward stock split for all periods presented. No fractional shares of the Company's common stock were issued in connection with the Forward Split. Any fractional share resulting from the Forward Split was rounded down to the nearest whole share, and any stockholder entitled to fractional shares as a result of the Forward Split will receive a cash payment in lieu of receiving fractional shares.
Initial Public Offering and the Concurrent Private Placement
On February 9, 2021, the Company closed its Initial Public Offering (“IPO”) of 5,750,000 shares of common stock at a public offering price of $16.00 per share, which includes the full exercise by the underwriters of their option to purchase an additional 750,000 shares of common stock. Aggregate net proceeds to Angion were $85.6 million, after deducting underwriting discounts, commissions and offering expenses of $6.4 million. In addition to the shares being sold in the IPO, Angion sold an additional 1,562,500 shares of its common stock at the public offering price of $16.00 per share to entities affiliated with Vifor International, Ltd., an existing stockholder (the “Concurrent Private Placement”), for aggregate net proceeds of $24.3 million, after deducting a 3% private placement agent fee of $0.7 million. Subsequent to the closing of the IPO, all of the outstanding shares of convertible preferred stock and outstanding convertible notes automatically converted into shares of common stock.
Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding and there were no convertible notes outstanding. In connection with the closing of the IPO, the Company restated its Restated Certificate of Incorporation to change the authorized capital stock to 300,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, with a par value of $0.01 per share and $0.01 per share, respectively.
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and, if approved, commercialize its product candidates. As of March 31, 2021, the Company had $130.5 million in cash and cash equivalents and an accumulated deficit of $197.2 million. Prior to its IPO completed in February 2021, the Company has funded its operations through United States government grants, the issuance of convertible notes (see Note 6), sales of convertible preferred stock and common stock (see Notes 7) and warrants (see Note 10) and licensing agreements (see Note 12).
The planned expansion of the Company's clinical and discovery programs will require significant funds. Management expects to continue to incur significant expenses and to incur operating losses for the foreseeable future. The Company believes that its existing cash and cash equivalents will be sufficient to meet the projected operating requirements for at least 12 months from the date of issuance of its financial statements. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

doubt about its ability to continue as a going concern for a period of one year following the date these condensed consolidated financial statements are issued.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company, its wholly owned subsidiary, Angion Biomedica Europe Limited, which was dissolved on March 16, 2021, and its wholly owned subsidiary, Angion Pty Ltd., which was established on August 22, 2019. The Company established Angion Pty Ltd., an Australian subsidiary, for the purpose of qualifying for research credits for studies conducted in Australia. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s remaining significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.
Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The condensed consolidated balance sheet as of December 31, 2020 was derived from financial statements audited by Moss Adams LLP, independent public accountants, as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2021. The results for any interim period are not necessarily indicative of results for any future period.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the useful lives of long-lived assets, the measurement of stock-based compensation, accruals for research and development activities, income taxes and revenue recognition. The Company bases its estimates on historical experience and on other relevant assumptions that are reasonable under the circumstances. Actual results could materially differ from those estimates.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company's cash and cash equivalents are deposited in accounts at large financial institutions, and amounts

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
Deferred Offering Costs
Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Company's IPO and have been reflected as issuance costs upon the completion of the offering. As of December 31, 2020, $2.0 million of deferred offering costs were included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Subsequent to the closing of the IPO, $2.8 million of deferred costs previously included in prepaid expenses and other current assets was netted with additional paid in capital in the condensed consolidated balance sheets.
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
The Company's cash and cash equivalents, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short-term nature of these instruments.
Convertible Notes Payable at Fair Value
As permitted under ASC 825, Financial Instruments ("ASC 825"), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the condensed consolidated statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense in earnings as incurred and not deferred. The estimated fair value of the convertible notes is determined by utilizing a present value cash flow model and the values of the equity underlying the conversion options were estimated using company equity values implied from the Subject Company Transaction Method which

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method). See Note 4. Accrued interest for the notes has been included in the change in fair value of convertible notes in the condensed consolidated statements of operations. All outstanding convertible notes were converted into common stock upon the close of the IPO on February 9, 2021 and no balances remained outstanding as of March 31, 2021. See Note 6.
Convertible Preferred Stock
Series C convertible preferred stock includes settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock is accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value is accreted to interest expense using the effective interest method. During 2020, certain convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes was recorded at fair value and are subject to re-measurement at each reporting period with gains and losses reported through the Company’s condensed consolidated statements of operations. All outstanding shares of convertible preferred stock were converted into common stock upon the close of the Company’s IPO on February 9, 2021. See Note 7. As of March 31, 2021, there was no convertible preferred stock outstanding.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Grant Revenue
The Company concluded that the Company's government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer. The Company has concluded that the grants meet the definition of a contribution and are non-reciprocal transactions, and has also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition, does not apply, as the Company is a business entity and the grants are with governmental agencies.
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
The Company has agreements with various Contract Research Organizations ("CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the condensed consolidated balance sheet. Payments made to CROs under such arrangements in advance of the

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the three months ended March 31, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the three months ended March 31, 2021 or 2020, advertising costs were not significant.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of convertible preferred stock, common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three months ended March 31, 2021 and 2020, basic and diluted net loss per common share are the same.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, which did not have material impact on its condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted this standard as of January 1, 2021, which did not have material impact on its condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, which did not have material impact on its condensed consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. LIBOR is expected to phased out by 2021. The amendments in this ASU are effective as of

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

March 12, 2020 through December 31, 2022. The Company adopted this standard as of January 1, 2021, which did not have material impact on its condensed consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU No. 2020-10,Codification Improvements. ASU 2020-10 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted this standard as of January 1, 2021, which did not have material impact on its condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. As an emerging growth company, ASU No. 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its condensed consolidated financial statements.

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
Contract Revenue

The Company’s contract revenue has been generated from payments received pursuant to a license agreement (the "Vifor License") with Vifor International, Ltd. ("Vifor Pharma"), headquartered in Switzerland. We recognized revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606. We expect to continue recognizing revenue from upfront payments related to the Vifor License using the cost-based input method for the foreseeable future.
Vifor License Agreement

In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of acute kidney injury (AKI), and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, the Company is entitled to receive $80.0 million in upfront and near-term clinical milestone payments, including $30.0 million in up-front cash that was received in November 2020, and a $30.0 million equity investment, $5.0 million of which was convertible note and subsequently converted into common stock upon the IPO and $25.0 million of which was received in the Concurrent Private Placement with our IPO. The Company is also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan designed to obtain regulatory

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

approvals of ANG-3777 for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI).
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price as of March 31, 2021. The Company determined that the transaction price at the inception of the Vifor License is $15.0 million, which is 50% of the $30.0 million upfront payment due to the potential setoff defined in the contract. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The transaction price is recognized as license revenue using the cost-based input method over the estimated performance period of approximately seven years. The performance period represents the estimated timing of completion of the identified performance obligation.
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
For the three months ended March 31, 2021 and 2020, the Company recognized contract revenue related to the Vifor License of $0.4 million and zero, respectively. As of March 31, 2021, $29.4 million was recorded as deferred revenue, of which $3.8 million was current, on the condensed consolidated balance sheets related to the Vifor License.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 4—Fair Value Measurements
The following table classifies the Company's financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measured at March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$1	$—	$—	$1
Total fair value	$1	$—	$—	$1
Liabilities included in:
Warrants	$—	$—	$714	$714
Total fair value	$—	$—	$714	$714

	Fair Value Measured at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$1	$—	$—	$1
Total fair value	$1	$—	$—	$1
Liabilities included in:
Convertible notes	$—	$—	$51,170	$51,170
Warrants	—	—	10,704	10,704
Series C convertible preferred stock	—	—	2,518	2,518
Total fair value	$—	$—	$64,392	$64,392
__________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

There were no transfers made among the three levels in the fair value hierarchy during periods presented.
The following table presents changes in Level 3 liabilities measured at fair value (in thousands):

	Warrant Liability	Convertible Notes	Series C Convertible Preferred Stock at Fair Value	Total
Balance—December 31, 2019	$5,794	$5,848	$—	$11,642
Issuance of convertible notes and warrants	—	36,223	—	36,223
Exchange of outstanding convertible notes for Series C convertible preferred stock	—	(2,254)	2,254	—
Change in fair value	4,910	11,353	264	16,527
Balance—December 31, 2020	10,704	51,170	2,518	64,392
Conversion of convertible notes into common stock	—	(58,639)	—	(58,639)
Conversion of convertible Series C convertible preferred stock into common stock	—	—	(6,110)	(6,110)
Net exercise of warrants	(13,509)	—	—	(13,509)
Change in fair value	3,519	7,469	3,592	14,580
Balance—March 31, 2021	$714	$—	$—	$714
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
Convertible Notes
The fair value adjustment during the three months ended March 31, 2021 is based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no convertible notes outstanding.
Series C Preferred Stock
The fair value adjustment during the three months ended March 31, 2021 is based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
Warrant Liability
The fair value adjustment for the net exercise of warrants with an exercise price of $6.43 during the three months ended March 31, 2021 is based on the final settlement amount using the IPO price on February 9, 2021.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Subsequent to the closing of the IPO, there were 39,505 warrants outstanding issued to various consultants as a liability.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021 and December 31, 2020 was as follows:

	March 31,	December 31,
	2021	2020
Strike price	$8.02	$0.01
Contractual term (years)	2.2	4.9
Volatility (annual)	86.8%	86.8%
Risk-free rate	0.7%	0.1%
Dividend yield (per share)	0.0%	0.0%

Note 5—Balance Sheet Components
Property and Equipment, Net
The Company's property and equipment, net was comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Equipment	$463	$512
Furniture and fixtures	164	27
Leasehold improvements	51	43
Total property and equipment	678	582
Less: accumulated depreciation	(432)	(426)
Property and equipment, net	$246	$156
Depreciation expense for the three months ended March 31, 2021 and 2020 was $6 thousand and $27 thousand, respectively.

Prepaid and Other Current Assets
Prepaid and other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred Offering costs	$—	$1,978
Convertible note receivable	—	5,000
Angion Pty tax	—	352
Prepaid insurance	2,343	—
Security deposit	91	—
Other	608	360
Total prepaid and other current assets	$3,042	$7,690

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued compensation	$2,100	$3,154
Accrued direct research costs	894	1,321
Accrued operating expenses	1,090	707
Accrued interest	8	1,483
Total accrued expenses	$4,092	$6,665

Note 6—Convertible Notes Payable
During 2020, the Company issued $31.2 million in aggregate principal amount of convertible notes (the "2020 Notes”). During 2019, the Company issued $5.3 million of convertible notes to various investors, all of which are due approximately one year from the date of issuance (the "2019 Notes"). The 2019 Notes and the 2020 Notes (collectively referred as the “Additional Convertible Notes”) bore interest at a rate of 12% per annum, had a one-year term and the right to convert at the lesser of a 20% discount to the share price and $11.57 per share. In addition, in December 2020, the Company issued Vifor Pharma a convertible promissory note in aggregate principal amount of $5.0 million, with interest accruing at 2%, on substantially similar terms, but with a maturity date of three years and a conversion price of $11.57 per share (the “Vifor Convertible Note”). The Company received $5.0 million cash from Vifor Pharma in January 2021. As of December 31, 2020, the $5.0 million convertible note was recorded as convertible note receivable which was included in other current assets on the condensed consolidated balance sheet.
The Company has elected the fair value option for recognition of the 2019 Notes, the 2020 Notes and the Vifor Convertible Note. As such, the 2019 Notes, the 2020 Notes and the Vifor Convertible Note are recognized at estimated fair value with changes in fair value recognized in the condensed consolidated statements of operations. Accrued interest for the notes has been included in the change in fair value of convertible notes in the condensed consolidated statements of operations.
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
In July and August 2020, the Company exchanged (the "Note Exchange") $7.0 million in aggregate principal amount of the 2019 Notes and the 2020 Notes for $7.5 million in aggregate principal amount of new convertible notes (the "New 2020 Notes"). The increase in $0.5 million was the accrued interest balance for the 2019 Notes and the 2020 Notes upon the Note Exchange. The New 2020 Notes bear interest at a rate of 12% per annum and have a one-year term from the date of the exchange and the right to convert at a 20% discount of the share price, with a price cap of $11.57 per share, from certain qualified financings. The Note Exchange was recognized as a modification, with changes to fair value accounted for on a prospective basis. As the Company had elected the fair value option for the 2019 Notes and 2020 Notes, the changes in fair value from the modification were included in change in fair value of convertible notes in the condensed consolidated statements of operations.
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
Conversion of Convertible Notes Payable

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

In January 2021, the Company issued 33,978 shares of common stock upon the conversion of certain of the outstanding 2020 Notes. In connection with the IPO in February 2021, with an IPO price of $16.00 per share, the remaining outstanding Additional Convertible Notes and Vifor Convertible Note were converted into 3,636,189 shares of the Company’s common stock based on a conversion price of $11.57 per share. There were no convertible notes outstanding as of March 31, 2021.
Note 7— Series C Convertible Preferred Stock
In January 2020, the Company filed an Amended and Restated Certificate of Incorporation, authorizing 12,000 shares of Series C convertible preferred stock (the "Series C Preferred Stock") with 12% per annum cumulative dividends unless the Company fails to redeem any outstanding Series C Preferred Stock in full on the redemption date, then the dividend will increase to 15% per annum until the Series C Preferred Stock has been fully redeemed. Unless earlier converted, the Series C Preferred Stock shall be redeemed on the earlier of: (i) the first anniversary of its issuance date, (ii) the date of a change in control, as defined, or (iii) the date of the occurrence of an event of default, as defined. Each share of Series C Preferred Stock and all accrued and unpaid dividends, at the option of the holders of Series C Preferred Stock, may be converted in whole or in part into equity shares of the Company issued in a future financing at 80% of the fair value of the shares issued in such financing.
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

In August 2020, the Company exchanged $1.9 million in aggregate principal amount of the 2019 Notes and the 2020 Notes, with a fair value of $2.3 million into 3,042 shares of Series C convertible preferred stock (the "Exchanged Series C Shares"). The Series C Exchange is accounted for as a modification, thus upon the date of the Series C Exchange the fair value of $2.3 million of the exchanged 2019 Notes and the 2020 Notes has been included in Series C convertible preferred stock in the condensed consolidated balance sheets. As the Company had elected the fair value option for the 2019 Notes and the 2020 Notes exchanged in the Series C Exchange, the Exchanged Series C Shares will be recognized at fair value pursuant to the prior fair value option election. Changes in the fair value of Series C convertible preferred stock will be recorded in the condensed consolidated statements of operations.

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
Conversion of Series C Convertible Preferred Stock
In connection with the IPO in February 2021, with an initial public offering price of $16.00 per share, all Series C convertible preferred stock outstanding plus accrued dividends were automatically converted into an aggregate of 2,234,640 shares of common stock on February 9, 2021 with a conversion price of $11.57 per share. There were no shares of convertible preferred stock outstanding as of March 31, 2021.

Note 8—Stockholders' Equity
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
On February 9, 2021, in connection with the IPO, the Company filed a restated Certificate of Incorporation, which, among other things, restated the number of shares of all classes of stock that the Company had authority to issue to 310,000,000 shares, of which (i) 300,000,000 shares shall be a class designated as common stock, par value $0.01 per share, and (ii) 10,000,000 shares shall be a class designated as undesignated preferred stock, par value $0.01 per share.
Treasury Stock
At March 31, 2021 and December 31, 2020, the balance on the treasury stock was approximately $3.0 million and $1.8 million, respectively.

Note 9—Stock-Based Compensation
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

2021 Plan
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
Stock Options
The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines the estimated fair value of its common stock using the Subject Company Transaction Method which includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method) to arrive at estimated fair values. The Company was a private company as of February 4, 2021 and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company's stock options for employees has been determined utilizing the "simplified" method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Subsequent to the IPO on February 5, 2021, the Company determines the fair value and exercise price using the market closing price of the Company’s common stock on the date of grant.
The following assumptions were used to estimate the fair value of stock option awards:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.7%	0.7%
Expected dividend yield	—	—
Expected term in years	5.99	5.92
Expected volatility	73.8%-86.8%	70.8%-86.8%
The following table summarizes information activity related to our share option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,479,731	$6.97	8.4	$15,140
Options granted	956,321	15.94		—
Options forfeited	(6,809)	7.93		—
Options exercised	(155)	7.77		—
Options expired	(191)	7.77		—
Outstanding as of March 31, 2021	4,428,897	$8.90	8.5	$26,268
Options vested and exercisable	1,949,595	$6.43	7.6	$15,699
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the three months ended March 31, 2021 and 2020 was $8.86 and $6.12, respectively. As of March 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $11.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
Restricted Stock and Restricted Stock Units

The Company's RSA and RSU activity was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	14,585	$6.05	74,144	$6.50
Released	(3,647)	6.05	(19,264)	6.33
Outstanding at March 31, 2021	10,938	$6.05	54,880	$8.16
Vested as of March 31, 2021	—		17,440	$8.70

Performance-based Restricted Stock Units
The Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the Company recorded $2.8 million of stock-based compensation expense using the accelerated attribution method as the performance condition was satisfied in the first quarter of 2021. As of March 31, 2021, the Company had 371,020 PSUs outstanding.
The following table summarizes the total stock-based compensation expense for the stock options, RSUs, RSAs and compensation issued in shares recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$2,543	$438
General and administrative	2,574	394
Total	$5,117	$832

Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of March 31, 2021, 390,000 shares under the ESPP remain available for purchase and no offerings had been authorized.

Note 10—Warrants
As of March 31, 2021 and December 31, 2020, the outstanding warrants to purchase the Company's common stock were comprised of the following:

	Classification	Exercise Price	Expiration Date	Warrants at	Warrants at
				March 31, 2021	December 31, 2020
Warrants issued with 2015 Notes	Liability	$6.43	7/5/28	—	388,396
Warrants issued with 2016 Notes	Liability	$6.43	7/5/28	—	538,933
Warrants issued with 2017 Notes	Liability	$6.43	7/5/28	—	79,265
Warrants issued with 2018 Notes	Liability	$6.43	7/5/28	—	498,567
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/28	232,287	238,779
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/28	898,525	907,860
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	48,485
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,506
Total Warrants				1,171,614	2,739,791
In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with changes in the fair value recognized in the condensed consolidated statements of operations at the end of each reporting period. During the three months ended March 31, 2021 and 2020, the increase in the fair value of the warrants of $3.5 million and $0.3 million, respectively, are recognized in change in fair value of warrant liability in the condensed consolidated statements of operations.
In accordance with ASC 815, the warrants classified as equity do not meet the definition of a derivative and are classified in stockholders' equity (deficit) in the condensed consolidated balance sheets.
The Company's warrant activity for the three months ended March 31, 2021 was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance—December 31, 2020	2,739,791	$7.00	4.9
Exercised	(1,565,265)	7.71
Returned/cancelled	(2,912)	8.03
Balance—March 31, 2021	1,171,614	$8.02	2.2

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
In July 2020, the Company entered into a lease for office furniture in San Francisco, California set to expire in July 2025, with an annual lease payment of approximately $13 thousand.
In February 2021, the Company entered into a lease for clinical and regulatory space in Newton, Massachusetts (the “Newton lease”), comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024. Pursuant to the Newton lease, the Company has 4 months of free rent starting from February 15, 2021 to June 14, 2021. The Company has one option to extend the term of the lease for 3 years with 9 months’ notice.
The following table provides the components of the Company's rent expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating leases
Operating lease cost	$273	$288
Variable cost	130	92
Operating lease expense	403	380
Short-term lease rent expense	39	61
Total rent expense	$442	$441

The following table summarizes quantitative information about the Company's NovaPark operating leases (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flows from operating leases	$267	$296
Right-of-use assets exchanged for operating lease liabilities	$618	$525
Weighted-average remaining lease term—operating leases (in years)	4.0	5.8
Weighted-average discount rate—operating leases	8.0%	11.0%
As of March 31, 2021, maturities of lease liabilities were as follows (in thousands):

Years Ended December 31,	Amounts
2021 (remaining nine months)	$911
2022	1,069
2023	1,303
2024	1,209
2025	1,104
Thereafter	516
Total	6,112
Less present value discount	(1,182)
Operating lease liabilities	$4,930

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

Note 12—Significant Agreements
License Agreement
In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for the Renal Indications. For the three months ended March 31, 2021 and 2020, the Company recognized contract revenue related to the Vifor License of $0.4 million and zero, respectively. As of March 31, 2021, $29.4 million was recorded as deferred revenue, of which $3.8 million was current, on the condensed consolidated balance sheets related to the Vifor License. See Note 3.

Note 13—Income Taxes

The Company’s income tax provision was $800 and the effective tax rate was 0% in each of the three months ended March 31, 2021 and 2020. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is primarily due to net operating losses in this period which are offset by the corresponding valuation allowance. The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that such assets would not be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2021 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2021. Each reporting period, management evaluates the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax years starting from 2015 and forward are subject to examination by the U.S. federal and state tax authorities. These years are open due to net operating losses and tax credits remain unutilized from such years. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2021, there were no accruals for interest and penalties related to uncertain tax positions.

Note 14—Employee Benefit Plan
Employee Benefit Plan
The Company sponsors a retirement savings plan that is intended to qualify for favorable tax treatment under Section 401(a) of the Code, and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed. Contributions, subject to established limits, are matched at a dollar for dollar rate up to 3% of an individual’s earnings and fifty cents on the dollar on the next 4-5% of earnings.

Note 15—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(36,687)	$(13,222)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,443,851	14,462,823
Net loss per share attributable to common stockholders, basic and diluted	$(1.56)	$(0.91)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Shares issuable upon exercise of stock options	4,428,897	2,835,689
Shares issuable upon the exercise of warrants	1,171,614	3,029,850
Shares issuable upon conversion of the convertible notes(1)	—	391,946
Non-vested shares under restricted stock unit grants	37,440	38,895
Non-vested shares under restricted stock grants	10,938	29,171
Total	5,648,889	6,325,551
___________________________________
(1)The number of shares issuable upon conversion of the 2019 Notes and 2020 Notes has been estimated using the Company's common stock fair value at March 31, 2020, discounted by 20%.

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
In November 2013, the Company granted Ohr an exclusive worldwide license, with the right to sublicense, under the Company's patent rights covering one of the Company's CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. Sublicensees may not grant further sublicenses under the Company's patent rights other than to affiliates of such sublicensees and entities with which sublicensees are collaborating for the research, development, manufacture and commercialization of the products. Ohr will pay the Company a royalty at a rate in the low single digits on gross revenue of products incorporating ANG-3522, and milestone payments potentially totaling up to $9.0 million based on achievement of sales milestones. Royalties and milestone payments will be paid until the later of 15 years from the first commercial sale of a licensed product or the last to expire licensed patent rights. The royalty rate is subject to adjustments under certain circumstances. The Company believes that the Ohr License was made on terms no less favorable to the Company than those that the Company could obtain from unaffiliated third parties.
No revenue from this license agreement was recognized for the periods presented.

NovaPark Investment and Lease
As of March 31, 2021, the Company had a 10% interest in NovaPark. Members of the Company's Executive Chairman's immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method. The following table provides the activity for the NovaPark investment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$672	$849
Earnings from equity method investment	67	28
Distribution from NovaPark	(12)	—
Ending balance	$727	$877
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease that expires June 20, 2026. The Company recorded rent expense for fixed lease payments of $0.3 million in each of the three months ended March 31, 2021 and 2020. The Company recorded rent expense for variable expenses related to the lease of $0.1 million for the three months ended March 31, 2021 and 2020. See Note 11.
Convertible Notes
In connection with the IPO in February 2021, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, converted all their outstanding convertible notes into an aggregate of 149,500 shares of common stock with a conversion price of $11.57. As of March 31, 2021, there were no convertible notes outstanding.
Series C Convertible Preferred Stock
In connection with the IPO in February 2021, Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company converted all his outstanding preferred stocks into an aggregate of 165,094 shares of common stock with a conversion price of $11.57 per share. As of March 31, 2021, there were no convertible preferred stocks outstanding.
Consultant Fees
Angion pays consulting fees under an agreement with the wife of the Executive Chairman of the Company for Company management services. Consultant fees paid to the wife were approximately $37 thousand and $29 thousand in each of the three months ended March 31, 2021 and 2020.
Other
Dr. Michael Yamin, a former member of the Board of Directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). During the three months ended March 31, 2021 and 2020, the Company paid Pearl Cohen approximately zero and $17 thousand in legal fees, respectively.
In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Pursuant to the terms of the consulting agreement, Dr. Yamin, in his capacity as a consultant, received $27 thousand and $9 thousand during the three months ended March 31, 2021 and 2020, respectively. Dr. Yamin resigned from the Company's Board of Directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the Board or management of the Company.

Note 17—Subsequent Events
On April 29, 2021, the Company and Vifor Pharma issued a joint press release announcing completion of enrollment in AKI-002-15, the Phase 2 trial of ANG-3777 in acute kidney injury associated with cardiac surgery involving cardiopulmonary bypass.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the historical financial information, this discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled "Risk Factors" and elsewhere in this report. You should carefully read the section of this Quarterly Report on Form 10-Q titled "Risk Factors" to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this report titled "Special Note Regarding Forward-Looking Statements.
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
In our lead ANG-3777 clinical development program, we recently completed enrollment of the Phase 2 trial in cardiac surgery-associated acute kidney injury (CSA-AKI) and in the Phase 2 trial in Brazil in patients with acute lung injury associated with COVID-19 pneumonia who are at high risk of progressing to Acute Respiratory Distress Syndrome (ARDS).
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
From our inception through March 31, 2021, we have received an aggregate of $292.9 million in funding, which includes approximately net proceeds of $110.6 million from the IPO and Concurrent Private Placement, approximately $68.8 million from U.S. government grants, and contracts and aggregate gross proceeds of $113.5 million through the issuance and sale of our debt and equity securities. As of March 31, 2021, we had cash and cash equivalents of $130.5 million.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, a significant portion of our future revenue and cash resources is expected to be derived from our license agreement with Vifor Pharma and, to a lesser extent, our license agreement with Sinovant. Our net losses were $36.7 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $197.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3777, ANG-3070 and our other product candidates through clinical trials and preclinical development, and as we seek regulatory approval for ANG-3777, ANG-3070 or any of our other product candidates. In addition, if we seek approval for any of our wholly-owned product candidates or those for which we retain the right to commercialize, we expect to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates. Finally, we expect to incur increased expenses to protect our intellectual property and expand our general and administrative support functions, including hiring additional personnel, as well as incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities.
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
COVID-19 Update
A novel strain of coronavirus SARS-CoV-2 and the resulting disease, coronavirus disease 2019 (COVID-19), were first reported in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. COVID-19 has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. For example, our Phase 3 registration trial of ANG-3777 to improve kidney function and reduce the severity of DGF, patient enrollment between February 2020 and when we completed enrollment was impacted by public safety restrictions related to the COVID-19 pandemic. Our Phase 2 clinical trial of ANG-3777 in patients at risk for developing AKI following cardiac surgery involving cardiopulmonary bypass was similarly impacted. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.
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
At this time, we do not expect any disruption in our supply chain of drugs necessary to conduct our clinical trials and given our drug inventories, and we believe we will be able to supply the drug needs of our clinical trials in 2021. However, we are continuing to evaluate our clinical supply chain in light of the COVID-19 pandemic.

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
Pursuant to the Vifor License, we are entitled to receive $80.0 million in upfront and near-term clinical milestone payments, including $30 million in upfront cash that we received in November 2020, a $30.0 million equity investment and $20.0 million due upon enrolling the first patient in a Phase 3 trial of ANG-3777 for CSA-AKI. In December 2020, we issued Vifor Pharma a convertible promissory note in aggregate principal amount of $5.0 million as part of the equity investment with a maturity date of three years, 2% interest and a conversion price of $11.57 per share, which was automatically converted into shares of our common stock upon the consummation of our initial public offering on February 9, 2021, and one or more entities affiliated with Vifor Pharma purchased $25.0 million of shares of our common stock in the Concurrent Private Placement at a price per share equal to the initial public offering price, $16.00 per share. We are also eligible to receive post-approval milestones of up to approximately $260.0 million. Further, we are eligible to receive milestone payments based upon global net sales: in the United States, the milestone payments range from $100 million to $450 million, based upon annual U.S. net sales tiers between $300 million and $1 billion, and outside the United States, the milestone payments range from $75 million to $200 million, based upon annual net sales tiers between $250 million and $550 million. In aggregate, we are eligible for sales milestone payments totaling $1.585 billion and a total potential deal value of up to $1.925 billion (subject to certain reductions and offsets). We are also eligible to receive tiered royalties on global net sales of ANG-3777 at royalty rates of 10% for annual U.S. net sales below $100 million, mid-teens to low twenties for annual U.S. net sales between $100 million and $500 million and 40% for annual U.S. net sales above $500 million. Outside the United States, we are eligible to receive tiered royalties on annual ex-U.S. net sales of ANG-3777 at royalty rates of 10% for annual ex-U.S. net sales below $50 million, mid-teens to low twenties for annual ex-U.S. net sales between $50 million and $250 million and 40% for annual ex-U.S. net sales above $250 million. Such milestones and royalties are subject to certain specified reductions and offsets. We recognized revenue of $0.4 million for the upfront cash payment during three months ended March 31, 2021 as contract revenue. We had deferred revenue under this agreement of $29.4 million at March 31, 2021.
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
Our revenue to date has been generated from payments received pursuant to the Vifor License Agreement. As of March 31, 2021, we recognized revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606, Revenue from Contracts with Customers. We expect to continue recognizing revenue from upfront payments related to the Vifor License Agreement using the cost-based input method in the foreseeable future.
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

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments that support multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 during the three months ended March 31, 2021 and 2020. Of our total research and development expenses for the three months ended March 31, 2021 and 2020, 54% and 72%, respectively, of such expenses were from external third-party sources and the remaining 46% and 28%, respectively, were from internal sources.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, such as salaries, payroll taxes, employee benefits and stock-based compensation, for personnel in executive, operational, finance and human resources functions. Other significant general and administrative expenses include facilities costs, accounting and legal services and expenses associated with obtaining and maintaining patents. A portion of the general and administrative expenses are reimbursed through the overhead rates contained in our grants with the U.S. Government.
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
Other Income (Expense)
Convertible Notes Recorded at Fair Value
We have elected the fair value option for recognition of our convertible notes. Our convertible notes are subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All outstanding convertible notes were converted into common stock upon the close of the IPO in February 2021 and there were no convertible notes outstanding as of March 31, 2021.
Liability Classified Series C Convertible Preferred Stock Recorded at Fair Value
Our Series C convertible preferred stock included settlement features that resulted in liability classification. The initial carrying value of the Series C convertible preferred stock was accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value was accreted to interest expense using the effective interest method. During 2020, certain of the convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes (the Exchanged Series C Shares) was recorded at fair value. The Exchanged Series C Shares were subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All outstanding convertible preferred stocks were converted into common stock upon the close of the IPO in February 2021 and there were no convertible preferred stocks outstanding as of March 31, 2021.
Warrant Liability
We have accounted for certain of our freestanding warrants to purchase shares of our common stock as liabilities measured at fair value, in accordance with ASC 815, Derivatives and Hedging. The warrants are subject to re-measurement at each reporting period with gains and losses reported through our condensed consolidated statements of operations.
Foreign Exchange Transaction Gain
Foreign currency transaction gains, primarily related to intercompany loans, are recorded as a component of other income (expense) in our condensed consolidated statements of operations.
Earnings in Equity Method Investment
Earnings in equity method investment represents our 10% interest in NovaPark that is accounted for under the equity method.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations
Comparison For the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$371	$—	$371	*
Grant revenue	—	865	(865)	(100)%
Total revenue	371	865	(494)	(57)%
Operating expenses:
Cost of grant revenue	—	383	(383)	(100)%
Research and development	14,298	9,596	4,702	49%
General and administrative	6,012	3,455	2,557	74%
Total operating expenses	20,310	13,434	6,876	51%
Loss from operations	(19,939)	(12,569)	(7,370)	59%
Other income (expense),net	(16,748)	(653)	(16,095)	*
Net loss	$(36,687)	$(13,222)	$(23,465)	*
_______________________
*Not meaningful
Contract Revenue
Contract revenue increased by $0.4 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase is attributable to revenue recognized related to the upfront payment from Vifor Pharma pursuant to the Vifor License Agreement entered into in November 2020.
Grant Revenue
Grant revenue decreased by $0.9 million, or 100.0%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The decrease is primarily attributable to no submission for reimbursable costs relating to our grant from the DOD for the three months ended March 31, 2021.

Cost of Grant Revenue
Cost of grant revenue decreased by $0.4 million, or 100.0%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The decrease is primarily attributable to no submission for reimbursable costs relating to our grant from the DOD for the three months ended March 31, 2021.
Research and Development Expenses
Research and development expenses increased by $4.7 million, or 49.0%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in research and development expenses was primarily due to an increase of $3.2 million in personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to increases in headcount and an increase of $1.5 million in fees paid to CROs and CMOs as a result of increased clinical and pre-clinical trial activities, primarily relating to the development of ANG-3777 and ANG-3070.
General and Administrative Expenses
General and administrative expenses increased by $2.6 million, or 74.0%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $2.0 million of personnel-related expenses, including salaries, benefits and stock-

based compensation expenses, due to higher headcount and an increase of $0.6 million of professional fees for legal, consulting, accounting, tax and other services.
Other Income (Expense)
Other expenses increased by $16.1 million from the three months ended March 31, 2020 to the three months ended March 31, 2021. This increase is primarily attributable to an increase of $13.5 million in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we have elected the fair value option and an increase of $2.0 million in interest expense related to our convertible notes and Series C convertible preferred stock.

Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate that we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. In February 2021, we generated aggregate net proceeds of approximately $110.6 million from our IPO and Concurrent Private Placement, after deducting the underwriting discounts and commissions. As of March 31, 2021, we had $130.5 million of cash and cash equivalents and an accumulated deficit of $197.2 million.
Prior to our IPO, we have issued $36.2 million in aggregate principal amount of convertible notes to various investors and we also issued 34,928 shares of Series C convertible preferred stock at $642.75 per share for gross proceeds of approximately $22.3 million. Upon the close of our IPO, all then outstanding convertible notes and shares of convertible preferred stock were converted into 5,870,829 shares of our common stock.
In April 2020, we were approved for and received a loan of approximately $0.9 million from Hanmi Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (“SBA”). The loan is evidenced by a promissory note and agreement, dated April 21, 2020 (the “PPP Note”). The PPP Note proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt, if any. The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Note or a portion of them, are not forgiven, we will be required to make principal and interest payments in monthly installments beginning in August 2021. The SBA and U.S. Department of Treasury may continue to update guidance on the calculation of loan forgiveness, which updated guidance could affect the amount of the loan proceeds that could be forgiven. The PPP Note matures on the two year anniversary of the loan disbursement.
Future Funding Requirements

Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the issuance date of our condensed consolidated financial statements. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020

Net cash provided by (used in)
Operating activities	$(12,551)	$(8,733)
Investing activities	(41)	(20)
Financing activities	108,444	3,936
Effect of foreign currency on cash	(3)	233
Net increase (decrease) in cash	$95,849	$(4,584)
Operating activities
For the three months ended March 31, 2021, net cash used in operating activities was $12.6 million, which primarily consisted of a net loss of $36.7 million, partially offset by net non-cash charges of $21.7 million and a change in net operating assets and liabilities of $2.5 million. The net non-cash charges were primarily related to a change in fair value of $14.6 million in convertible notes, Series C preferred stock and warrant liabilities, stock-based compensation expense of $5.1 million and amortization of debt issuance costs of $1.9 million. The change in net operating assets and liabilities was due to a decrease of $2.7 million in prepaid expenses and other current assets and an increase of $1.1 million in accounts payable due to our overall growth, partially offset by a decrease in $0.8 million in accrued expenses due to timing of invoices and a decrease in deferred revenue of $0.4 million due to revenue recognized in the period.
For the three months ended March 31, 2020, net cash used in operating activities was $8.7 million, which primarily consisted of a net loss of $13.2 million, partially offset by a change in net operating assets and liabilities of $2.6 million and net non-cash charges of $1.9 million. The net non-cash charges were primarily related to a change in fair value of $0.7 million in convertible notes and warrant liabilities and stock-based compensation expense of $0.8 million. The change in net operating assets and liabilities was due to an increase of $1.8 million in accrued expenses and $1.4 million in accounts payable, due to our overall growth, increased research and development spending and timing of payments, partially offset by an increase of $0.4 million in prepaid expenses and other current assets.
Investing activities
For the three months ended March 31, 2021 and 2020, net cash used in investing activities of $41 thousand and $20 thousand, respectively, was primarily related to purchases of fixed assets for research activities.
Financing activities
For the three months ended March 31, 2021, net cash provided by financing activities was $108.4 million, primarily due to net proceeds of $110.6 million from the IPO and Concurrent Private Placement and $0.7 million from the exercise of warrants, partially offset by the payment of the deferred offering costs of $1.7 million and taxes paid related to net share settlement upon vesting of restricted stock awards of $1.1 million.
For the three months ended March 31, 2020, net cash provided by financing activities was $3.9 million, primarily due to net proceeds of $3.1 million from the issuance of convertible notes and warrants and $0.9 million in net proceeds from the issuance of our Series C convertible preferred stock.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgements and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 30, 2021. During the three months ended March 31, 2021, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously discussed.

Emerging growth company and smaller reporting company status
We are a smaller reporting company and an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor's report on internal controls over financial reporting pursuant to Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley) an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply for a period of time with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, and reduced disclosure obligations regarding executive compensation in this Quarterly Report on From 10-Q and our periodic reports and proxy statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of March 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. As of March 31, 2021, we took a number of actions to remediate these material weaknesses, including:
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the coronavirus disease 2019 (COVID-19) pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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
Since our inception, we have devoted substantially all of our efforts and financial resources to conducting research and development activities, including drug discovery and preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, organizing and staffing our business, business planning, raising capital and providing general and administrative support for these operations. Prior to 2014, our efforts were primarily focused on researching a number of pathways related to serious organ diseases, applying our medicinal chemistry expertise towards creating potential therapeutics to address the unmet medical needs of patients and conducting preclinical and initial clinical development of ANG-3777. During this time period, our operations were funded primarily through the receipt of U.S. government grants and contracts. In 2014, we began raising capital through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs, including our second product candidate, ANG-3070. From our inception through March 31, 2021, we have received an aggregate of $292.9 million in funding, which includes approximately net proceeds of $110.6 million from the IPO and Concurrent Private Placement, approximately $68.8 million from U.S. government grants, and contracts and aggregate gross proceeds of $113.5 million through the issuance and sale of our debt and equity securities. As of March 31, 2021, we had cash and cash equivalents of $130.5 million.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, a significant portion of our future revenue and cash resources is expected to be derived from the our license agreement with Vifor Pharma and, to a lesser extent, our license agreement with Sinovant Sciences HK Limited. Our net losses were $36.7 million and $13.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $197.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3777, ANG-3070 and our other product candidates through clinical trials and preclinical development, and as we seek regulatory approval for ANG-3777, ANG-3070 or any of our other product candidates. In addition, if we seek approval for any of our product candidates or indications for which we retain commercialization rights, we expect to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates. Finally, we expect to incur increased expenses to protect our intellectual property and expand our general and administrative support functions, including hiring additional personnel, as well as incur additional costs associated with operating as a public company.

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
We estimate that our current cash and cash equivalents are sufficient for us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, we will continue to require substantial additional capital to continue our clinical development activities as well as any commercialization activities we undertake with respect to our wholly-owned product candidates and those for which we retain the right to commercialize.
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
From our inception through March 31, 2021, we received approximately $68.8 million from U.S. government grants and contracts, principally from the U.S. National Institutes of Health (NIH), and U.S. National Science Foundation (NSF), and the U.S. Department of Defense (DOD). These funds enabled us to progress our most advanced candidates into clinical development and preclinical development. These grants also provide fringe benefits and indirect costs used to support our overhead expenses, as well as a negotiated fixed fee (i.e., profit) equal to a percentage of total direct and indirect costs of the grant award, excluding subcontractor costs.
Since 2014, we have primarily funded our operations through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations, with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs. However, we have several grant applications pending review by the NIH, NSF and DOD, and intend to continue to apply for grants to fund our discovery and development efforts. As of March 31, 2021, active grants and those for which we have received notification of the intent to fund are expected to provide approximately $0.7 million in anticipated research cost reimbursements, which includes monies to be paid to university collaborators and other subcontractors named in the grant applications. If in the future we do not seek or receive any additional funding under government grants and contracts, or if we fail to remain eligible to receive grant funding, we may be required to significantly curtail one or more of our discovery or development programs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Delays in the commencement, enrollment, and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We have completed enrolling patients in our Phase 2 clinical trial of ANG-3777 for CSA-AKI and for ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS and our Phase 1 clinical trial of ANG-3070 in healthy volunteers. Delays in any of our clinical trials may increase the amount of additional funding we will require to complete these trials. The commencement, enrollment, and completion of clinical trials can be delayed, challenged or suspended for a variety of reasons, including but not limited to:
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

For example, while we completed enrollment in our Phase 3 registration trial of ANG-3777 for DGF, we began enrollment in 2016 and have experienced delays due to financial constraints. In addition, patient enrollment since February 2020 in each of our clinical trials was impacted by public safety restrictions related to the COVID-19 pandemic. In our fibrosis program, we are investigating ANG-3070 for the treatment of progressive fibrosis, beginning with a Phase 1 clinical trial in healthy volunteers in Australia. If successful, we intend to initiate a Phase 2 clinical trial in 2021 and are considering indications, such as primary proteinuric renal disease patients and potentially non-proteinuric renal diseases at high risk of progression, and there may be a significant competition for clinical trial subjects for such indications.
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
In ALI, for COVID-19, there are a number of preventative vaccines in development with three having received an Emergency Use Authorization approval and others potentially nearing regulatory approval. Vaccine coverage and efficacy will be less than 100%, in our view, necessitating therapeutic intervention for these patients. There are hundreds of clinical trials examining various methods of treating COVID-19 related acute lung injury. To date, only a small number of these trials have resulted in data positive enough for regulators to approve therapeutics on either an emergency use or permanent basis. Therapeutics receiving an Emergency Use Authorization for the treatment of COVID-19 patients including but not limited to co-administration of casirivimab and imdevimab from Regeneron Pharmaceuticals, Inc., baricitinib (in combination with remdesivir) and bamlanivimab from Eli Lilly, and remdesivir from Gilead Sciences, Inc. In ARDS, there are no approved therapies but a number of companies have Phase 3 programs under way in the United States including brexanolone from Sage Therapeutics, ravulizumab from Alexion, siltuximab from EusaPharma (UK) Limited, alteplase from Boehringer Ingleheim, MultiStem from Athersys, ruxolitinib from Incyte, and aviptadil from NeuroRX.
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
As of March 31, 2021, we had approximately 66 full-time employees and 24 consultants who provide part-time or full time support to the company. As we increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials and, if approved, commercialization, we will need to increase our product development, scientific, commercial and administrative headcount to manage these programs. In addition, we currently operate out of three locations across the United States, which increases the overall complexity of the management of our operations. Furthermore, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth, and various projects requires we:
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
As of March 31, 2021, we had outstanding 29,660,458 shares of common stock, which includes the 5,750,000 shares sold as part of our IPO. The resale of 23,670,975 shares, or 79.8% of our outstanding shares of common stock is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO.
The lock-up agreements in the IPO will expire at the close of business on August 4, 2021. After the lock-up agreements expire, the shares of common stock will be eligible for sale in the public market, approximately 28% of these shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and applicable vesting schedules. Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of March 31, 2021, approximately 1.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
In addition, the holders of approximately 23.7 million shares of our common stock, or approximately 79.8% of our total outstanding common stock as of March 31, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of March 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. As of March 31, 2021 We have taken a number of actions to remediate these material weaknesses, including engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP; hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and strengthening our financial reporting and close relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.
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
As of March 31, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 43.3% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Dr. Goldberg, our Executive Chairman and Chief Scientific Officer, beneficially owns a substantial percentage of our outstanding equity securities. As of March 31, 2021, Dr. Goldberg beneficially owned 1,881,968 shares of our common stock, or approximately 6.3% of our total outstanding common stock. In addition, as of March 31, 2021, Dr. Goldberg's family members beneficially owned 350,061 shares of our common stock, or approximately 1.2% of our total outstanding common stock. Accordingly, Dr. Goldberg will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
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
In addition, we rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space that we rent is part of an approximately

110,000-square-foot general laboratory and development facility (NovaPark Facility) for biological and chemistry research owned by NovaPark. We recorded rent expense for fixed lease payments of $0.3 million and variable expenses related to the lease of $0.1 million for each of the three months ended March 31, 2021 and 2020. Variable expenses include NovaPark management fees of $15 thousand and $18 thousand for each of the three months ended March 31, 2021 and 2020, respectively. We account for our investment in NovaPark under the equity method of accounting. We own, and Dr. Goldberg, and Rina Kurz, Dr. Goldberg's spouse, own 10%, 45% and 45%, respectively, of the membership interests in NovaPark.
Furthermore, we are party to a consulting agreement with Dr. Goldberg's spouse and Dr. Goldberg's son is a full-time employee.
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. However, as of March 31, 2021, Dr. Goldberg beneficially owned 1,881,968 shares of our common stock, or approximately 6.3% of our total outstanding common stock. Accordingly, he will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Initial Public Offering
On February 9, 2021, we closed our Initial Public Offering of 5,750,000 shares of our common stock at a public offering price of $16.00 per share, which includes the full exercise by the underwriters of their option to purchase an additional 750,000 shares of common stock. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to registration statements on Form S-1, as amended (Registration No. 333-252177), which was declared effective by the SEC on February 4, 2021. Aggregate net proceeds to Angion were $85.6 million, after deducting underwriting discounts and commissions of $6.4 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 5, 2021 pursuant to Rule 424(b)(4).
Recent Sales of Unregistered Securities
The following list sets forth information as to all securities we have sold since January 1, 2021, which were not registered under the Securities Act.
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
Preferred Series C

1.    On February 9, 2021, upon the closing of our IPO all shares of our then-outstanding convertible preferred stocks including accrued dividend automatically converted into 2,234,640 shares of common stock.

Convertible Notes

2.     In January 2021, the Company issued 33,978 shares of common stock upon the conversion of certain outstanding 2020 Notes.

3.     On February 9, 2021, upon the closing of our IPO all of our then-outstanding redeemable convertible notes including accrued interest automatically converted into 3,636,189 shares of common stock.

Warrants

4.    On February 9, 2021, upon the closing of our IPO all of our then-outstanding warrants with an exercise price of $6.43 automatically converted into 844,335 shares of common stock.

5. Prior to the IPO, the Company issued 94,124 shares of common stock upon the exercise of certain warrants with an exercise price of $6.43.

Stock Options

6. Prior to the IPO, we issued to certain of our employees and consultants, options to purchase an aggregate of 61,453 shares of our common stock with a weighted average exercise price of $11.32 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1*	Form of Underwriting Agreement.
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1
3.2	Amended and Restated Bylaws.	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Form of Broker Warrant to Purchase Common Stock.	S-1	1/15/2021	4.5
4.5	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/30/2021	4.7
10.1	Stock Purchase Agreement, dated February 4, 2021, by and among Angion Biomedica Corp. and the purchasers named therein.	8-K	2/9/2021	10.1
10.2#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.4#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.5#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.6#	2021 Employee Stock Purchase Plan.	S-1/A	2/1/2021	10.7
10.7#	Non-Employee Director Compensation Program.	S-1/A	2/1/2021	10.13
10.8	Form of Indemnification Agreement for directors and officers.	S-1	1/15/2021	10.14
21.1	Subsidiaries of the registrant.	S-1	1/15/2021	21.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
__________________________________
#          Indicates management contract or compensatory plan.
^ The certification that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGION BIOMEDICA CORP.

		By:	/s/ JAY R. VENKATESAN, M.D.
Date:	May 17, 2021		Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director (Principal Executive Officer)

ANGION BIOMEDICA CORP.

		By:	/s/ GREGORY S. CURHAN
Date:	May 17, 2021		Gregory S. Curhan Interim Chief Financial Officer (Principal Financial and Accounting Officer)