Form 10-Q
period 2021-06-30
Angion Biomedica Corp.
filed 2021-08-12
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-39990
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of August 10, 2021 was 29,798,399.

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
•the implementation of our business model and strategic plans for our business and product candidates, including additional indications for which we may pursue approval;
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ANGION BIOMEDICA CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$117,313	$34,607
Prepaid expenses and other current assets	2,389	7,690
Total current assets	119,702	42,297
Property and equipment, net	412	156
Right of use assets	4,364	4,072
Investments in related parties	843	822
Other assets	38	—
Total assets	$125,359	$47,347
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,307	$5,578
Accrued expenses	4,675	6,665
Lease liability—current	847	611
Deferred revenue—current	5,181	3,942
Warrant liability	514	10,704
Convertible promissory notes payable at fair value	—	51,170
Series C convertible preferred stock at amortized cost	—	26,001
Series C convertible preferred stock at fair value	—	2,518
Other short-term debt	—	260
Total current liabilities	20,524	107,449
Lease liability—noncurrent	3,932	3,847
Deferred revenue—noncurrent	23,714	25,865
Other long-term debt	—	635
Total liabilities	48,170	137,796
Commitments and contingencies—Note 11
Stockholders' equity (deficit)
Common stock, $0.01 par value per share; 300,000,000 and 30,000,000 authorized shares as of June 30, 2021 and December 31, 2020; 30,278,530 and 15,632,809 shares issued as of June 30, 2021 and December 31, 2020, respectively; 29,797,587 and 15,316,721 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	303	156
Treasury stock, 480,943 and 316,088 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	(4,210)	(1,846)
Additional paid-in capital	295,636	72,136
Accumulated other comprehensive loss	(219)	(333)
Accumulated deficit	(214,321)	(160,562)
Total stockholders' equity (deficit)	77,189	(90,449)
Total liabilities and stockholders' equity (deficit)	$125,359	$47,347
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Contract revenue	$540	$—	$911	$—
Grant revenue	—	729	—	1,594
Total revenue	540	729	911	1,594
Operating expenses:
Cost of grant revenue	—	333	—	716
Research and development	14,444	12,230	28,742	21,826
General and administrative	4,340	5,435	10,352	8,890
Total operating expenses	18,784	17,998	39,094	31,432
Loss from operations	(18,244)	(17,269)	(38,183)	(29,838)
Other income (expense)
Change in fair value of warrant liability	200	(456)	(3,319)	(748)
Change in fair value of convertible notes	—	(1,918)	(7,469)	(2,372)
Change in fair value of Series C convertible preferred stock	—	—	(3,592)	—
Gain upon debt extinguishment	905	—	905	—
Foreign exchange transaction (loss) gain	(22)	(239)	(75)	6
(Losses) earnings from equity method investment	(35)	28	20	56
Interest income (expense), net	124	(487)	(2,046)	(667)
Total other income (expense)	1,172	(3,072)	(15,576)	(3,725)
Net loss	(17,072)	(20,341)	(53,759)	(33,563)
Other comprehensive income:
Foreign currency translation adjustment	68	(196)	114	(47)
Comprehensive loss	$(17,004)	$(20,537)	$(53,645)	$(33,610)
Net loss per common share, basic and diluted	$(0.58)	$(1.40)	$(2.02)	$(2.32)
Weighted average common shares outstanding, basic and diluted	29,670,329	14,514,670	26,574,290	14,488,746
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
Issuance of common stock upon initial public offering, net of issuance costs, discount, and commissions of $9.3 million	5,750,000	58	—	—	82,657	—	—	82,715
Issuance of common stock upon Concurrent Private Placement, net of issuance costs of $0.7 million	1,562,500	16	—	—	24,234	—	—	24,250
Conversion of convertible preferred stock into common stock upon initial public offering	2,234,640	22	—	—	35,732	—	—	35,754
Conversion of convertible notes into common stock upon initial public offering	3,636,189	36	—	—	58,143	—	—	58,179
Conversion of convertible notes prior to IPO	33,978	—	—	—	460	—	—	460
Net exercise of warrants upon initial public offering	844,335	9	—	—	13,500	—	—	13,509
Exercise of broker warrants	47,188	—	—	—	—	—	—	—
Exercise of warrants	107,038	1	—	—	679	—	—	680
Exercise of stock options	155	—	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units and performance stock units	204,774	2	—	—	11	—		13
Return of common stock to pay withholding taxes on restricted stock	—	—	(77,060)	(1,145)	—	—	—	(1,145)
Stock-based compensation	—	—	—	—	5,117	—	—	5,117
Foreign currency translation adjustment	—	—	—		—	46	—	46
Net loss	—	—	—	—	—	—	(36,687)	(36,687)
Balance as of March 31, 2021	30,053,606	$300	(393,148)	$(2,991)	$292,670	$(287)	$(197,249)	$92,443
Fractional shares paid out related to the forward stock split	—	—	—	—	(10)	—	—	(10)
Exercise of broker warrants	—	—	—	—	—	—	—	—
Exercise of warrants	22,714	1	—	—	175	—	—	176
Exercise of stock options	8,495	—	—	—	79	—	—	79
Issuance of common stock upon vesting of restricted stock units and performance stock units	193,715	2	—	—	4	—	—	6
Return of common stock to pay withholding taxes on restricted stock	—	—	(87,795)	(1,219)	—	—	—	(1,219)
Stock-based compensation	—	—	—	—	2,718	—	—	2,718
Foreign currency translation adjustment	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(17,072)	(17,072)
Balance as of June 30, 2021	30,278,530	$303	(480,943)	$(4,210)	$295,636	$(219)	$(214,321)	$77,189
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	14,758,718	$148	(312,164)	$(1,810)	$63,531	$—	$(80,455)	$(18,586)
Issuance of broker warrants	—	—	—	—	151	—	—	151
Exercise of broker warrants	58,415	1	—	—	—	—	—	1
Exercise of stock options	192,872	1	—	—	(2)	—	—	(1)
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	832	—	—	832
Foreign currency translation adjustment	—	—	—	—	—	149	—	149
Net loss	—	—	—	—	—	—	(13,222)	(13,222)
Balance as of March 31, 2020	15,010,005	$150	(312,164)	$(1,810)	$64,512	$149	$(93,677)	$(30,676)
Issuance of broker warrants	—	—	—	—	1,017	—	—	1,017
Exercise of broker warrants	249,815	2	—	—	2	—	—	4
Stock-based compensation	—	—	—	—	1,095	—	—	1,095
Foreign currency translation adjustment	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(20,341)	(20,341)
Balance as of June 30, 2020	15,259,820	$152	(312,164)	$(1,810)	$66,626	$(47)	$(114,018)	$(49,097)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(53,759)	$(33,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	74
Amortization of right of use assets	332	267
Amortization of debt issuance costs	1,884	553
Stock-based compensation	7,835	1,927
PPP Loan forgiveness	(905)	—
Change in fair value of convertible notes	7,469	2,372
Change in fair value of Series C convertible preferred stock	3,592	—
Change in fair value of warrant liability	3,319	748
Earnings from equity investment	(45)	(56)
Distribution from equity investment	24	—
Changes in operating assets and liabilities:
Grants receivable	—	156
Prepaid expenses and other current assets	3,315	(2,248)
Other assets	(38)	—
Accounts payable	3,736	5,815
Accrued expenses	1,345	2,702
Lease liabilities	(303)	(284)
Deferred revenue	(912)	—
Net cash used in operating activities	(23,082)	(21,537)
Cash flows from investing activities
Purchase of fixed assets	(285)	(30)
Net cash used in investing activities	(285)	(30)
Cash flows from financing activities
Proceeds from issuance of convertible notes and warrants	—	13,938
Net proceeds from issuance of common stock upon IPO and Concurrent Private Placement, net of discount and commissions	110,560	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	6,270
Proceeds from loan from Paycheck Protection Program of the 2020 CARES Act	—	895
Payment of deferred offering costs	(3,073)	(117)
Fractional share payments related to the forward stock split	(10)	—
Taxes paid related to net share settlement upon vesting of restricted stock awards	(2,364)	—
Proceeds from RSU settlement	19	—
Exercise of broker warrants	—	3
Exercise of warrants	856	—
Exercise of stock options	80	1
Net cash provided by financing activities	106,068	20,990
Effect of foreign currency on cash	5	47
Net increase (decrease) in cash and cash equivalents	82,706	(530)
Cash and cash equivalents at the beginning of the period	34,607	5,571
Cash and cash equivalents at the end of the period	$117,313	$5,041
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes into common stock upon IPO	$58,179	$—
Conversion of Series C preferred stock into common stock upon IPO	$35,754	$—
Net exercise of warrants upon IPO	$13,509	$—
Accrued interest premium for Series C convertible preferred stock	$—	$29
Right of use assets exchanged for operating lease liabilities	$624	$27
Conversion of convertible notes into common stock prior to IPO	$460	$—
Deferred offering costs in accrued expenses or accounts payable	$—	$430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Angion Biomedica Corp. ("Angion", the "Company" or “we”) is a late-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. The Company was incorporated in Delaware in 1998.
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
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and, if approved, commercialize its product candidates. As of June 30, 2021, the Company had $117.3 million in cash and cash equivalents and an accumulated deficit of $214.3 million. Prior to its IPO completed in February 2021, the Company has funded its operations through United States government grants, the issuance of convertible notes (see Note 6), sales of convertible preferred stock and common stock (see Notes 7) and warrants (see Note 10) and licensing agreements (see Note 12).
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
The Company’s remaining significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021.
Unaudited interim financial information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2021. The results for any interim period are not necessarily indicative of results for any future period.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Accrued interest for the notes has been included in the change in fair value of convertible notes in the condensed consolidated statements of operations. All outstanding convertible notes were converted into common stock upon the close of the IPO on February 9, 2021 and no balances remained outstanding as of June 30, 2021. See Note 6.
Convertible Preferred Stock
Series C convertible preferred stock includes settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock is accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value is accreted to interest expense using the effective interest method. During 2020, certain convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes was recorded at fair value and are subject to re-measurement at each reporting period with gains and losses reported through the Company’s condensed consolidated statements of operations. All outstanding shares of convertible preferred stock were converted into common stock upon the close of the Company’s IPO on February 9, 2021. See Note 7. As of June 30, 2021, there was no convertible preferred stock outstanding.
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
At contract inception, the Company assesses the goods or services promised within each contract, whether each promised good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Sales-based milestones and royalties: For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales-based royalty revenue resulting from any license agreement.
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
The Company has agreements with various Contract Research Organizations ("CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the condensed consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the three and six months ended June 30, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the three and six months ended June 30, 2021 and 2020, advertising costs were not significant.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of convertible preferred stock, common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and six months ended June 30, 2021 and 2020, basic and diluted net loss per common share are the same.
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
Contract Revenue

The Company’s contract revenue has been generated from payments received pursuant to a license agreement (the "Vifor License") with Vifor International, Ltd. ("Vifor Pharma"), headquartered in Switzerland. The Company recognized revenue from upfront payments over the term of its estimated period of performance using a cost-based input method under Topic 606. The Company expects to continue recognizing revenue from upfront payments related to the Vifor License using the cost-based input method for the foreseeable future.
Vifor License Agreement

In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of acute kidney injury (AKI), and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, the Company is entitled to receive $80.0 million in upfront and near-term clinical milestone payments, including $30.0 million in up-front cash that was received in November 2020, and a $30.0 million equity investment, $5.0 million of which was a convertible note that subsequently converted into common stock with the IPO and $25.0 million of which was received in the Concurrent Private Placement with our IPO. The Company is also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan designed to obtain regulatory

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

approvals of ANG-3777 for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI).
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
Vifor Pharma may terminate the Vifor License at its sole discretion upon the earlier of (i) the acceptance for filing of an NDA covering products incorporating ANG-3777 filed with the FDA (after completion of the relevant Phase 3 clinical trial for such products), or (ii) the third anniversary of the effective date of the Vifor License. Both the Company and Vifor Pharma may terminate the Vifor License in its entirety if the other is in material breach of the Vifor License and has not cured the breach (if curable) within 60 days, or 90 days for incurable breach. In certain circumstances, in the event of the Company’s material breach of the Vifor License, Vifor Pharma may terminate the Vifor License with respect to certain major markets. In addition, both parties have the right to terminate the Vifor License upon insolvency of the other party.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price as of June 30, 2021. The Company determined that the transaction price at the inception of the Vifor License is $15.0 million, which is 50% of the $30.0 million upfront payment due to the potential setoff defined in the contract. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The transaction price is recognized as license revenue using the cost-based input method over the estimated performance period of approximately 9.5 years beginning on November 6, 2020. The performance period represents the estimated timing of completion of the identified performance obligation. In June 2021, the Company determined that the performance period should be extended to 2030 from 2027 based on the management’s best estimate for the completion of the post-approval confirmatory study.
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
For the three and six months ended June 30, 2021, the Company recognized contract revenue related to the Vifor License of $0.5 million and $0.9 million, respectively. As of June 30, 2021, $28.9 million was recorded as deferred revenue, of which $5.2 million was current, on the condensed consolidated balance sheets related to the Vifor License.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 4—Fair Value Measurements
The following table classifies the Company's financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measured at June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$1	$—	$—	$1
Total fair value	$1	$—	$—	$1
Liabilities included in:
Warrants	$—	$—	$514	$514
Total fair value	$—	$—	$514	$514

	Fair Value Measured at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$1	$—	$—	$1
Total fair value	$1	$—	$—	$1
Liabilities included in:
Convertible notes	$—	$—	$51,170	$51,170
Warrants	—	—	10,704	10,704
Series C convertible preferred stock	—	—	2,518	2,518
Total fair value	$—	$—	$64,392	$64,392
__________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

There were no transfers made among the three levels in the fair value hierarchy during periods presented.
The following table presents changes in Level 3 liabilities measured at fair value (in thousands):

	Warrant Liability	Convertible Notes	Series C Convertible Preferred Stock at Fair Value	Total
Balance—December 31, 2020	10,704	51,170	2,518	64,392
Conversion of convertible notes into common stock	—	(58,639)	—	(58,639)
Conversion of convertible Series C convertible preferred stock into common stock	—	—	(6,110)	(6,110)
Net exercise of warrants	(13,509)	—	—	(13,509)
Change in fair value	3,319	7,469	3,592	14,380
Balance—June 30, 2021	$514	$—	$—	$514
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
Convertible Notes
The fair value adjustment during the six months ended June 30, 2021 is based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no convertible notes outstanding.
Series C Preferred Stock
The fair value adjustment during the six months ended June 30, 2021 is based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
Warrant Liability
The fair value adjustment for the net exercise of warrants with an exercise price of $6.43 during the six months ended June 30, 2021 is based on the final settlement amount using the IPO price on February 9, 2021. Subsequent to the closing of the IPO, the fair value of the warrants issued by the Company has been estimated using a variant of the Black Scholes option pricing model. The underlying equity included in the Black Scholes option pricing model was valued based on the closing price of common stock at each measurement date.
During the three months ended June 30, 2021 and 2020, the fair value of the warrants decreased by $0.2 million and increased by $0.5 million, respectively. The change in fair value of warrant liability in both periods are recognized in the condensed consolidated statements of operations. During the six months ended June 30,

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

2021 and 2020, the increase in the fair value of the warrants of $3.3 million and $0.7 million, respectively, are recognized in change in fair value of warrant liability in the condensed consolidated statements of operations.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 and December 31, 2020 was as follows:

	June 30,	December 31,
	2021	2020
Strike price	$8.01	$0.01
Contractual term (years)	2.2	4.9
Volatility (annual)	86.8%	86.8%
Risk-free rate	0.7%	0.1%
Dividend yield (per share)	0.0%	0.0%

Note 5—Balance Sheet Components
Property and Equipment, Net
The Company's property and equipment, net comprised the following (in thousands):

	June 30,	December 31,
	2021	2020
Equipment	$775	$512
Furniture and fixtures	33	27
Leasehold improvements	59	43
Total property and equipment	867	582
Less: accumulated depreciation	(455)	(426)
Property and equipment, net	$412	$156
Depreciation expense for the three months ended June 30, 2021 and 2020 was $23 thousand and $47 thousand, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $29 thousand and $74 thousand, respectively.

Prepaid and Other Current Assets
Prepaid and other current assets comprised the following (in thousands):

	June 30,	December 31,
	2021	2020
Deferred offering costs	$—	$1,978
Convertible note receivable	—	5,000
Angion Pty tax	—	352
Prepaid insurance	1,761	—
Security deposit	90	—
Other	538	360
Total prepaid and other current assets	$2,389	$7,690

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Accrued Expenses
Accrued expenses comprised the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued compensation	$4,093	$3,154
Accrued direct research costs	71	1,321
Accrued operating expenses	511	707
Accrued interest	—	1,483
Total accrued expenses	$4,675	$6,665

Note 6—Convertible Notes Payable
As of December 31, 2020, the Company had convertible notes with an aggregate principal amount of $39.8 million and $1.8 million accrued interest outstanding.
Conversion of Convertible Notes Payable
In January 2021, the Company issued 33,978 shares of common stock upon the conversion of certain of the outstanding 2020 Notes. In connection with the IPO in February 2021, with an IPO price of $16.00 per share, the remaining outstanding Additional Convertible Notes and Vifor Convertible Note were converted into 3,636,189 shares of the Company’s common stock based on a conversion price of $11.57 per share. There were no convertible notes outstanding as of June 30, 2021.

Note 7— Series C Convertible Preferred Stock

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
Conversion of Series C Convertible Preferred Stock
In connection with the IPO in February 2021, with an initial public offering price of $16.00 per share, all Series C convertible preferred stock outstanding plus accrued dividends were automatically converted into an aggregate of 2,234,640 shares of common stock on February 9, 2021 with a conversion price of $11.57 per share. There were no shares of convertible preferred stock outstanding as of June 30, 2021.

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
Treasury Stock
At June 30, 2021 and December 31, 2020, the balance on the treasury stock was approximately $4.2 million and $1.8 million, respectively.

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
Stock Options
The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines the estimated fair value of its common stock using the Subject Company Transaction Method which includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method) to arrive at estimated fair values. Prior to the IPO, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company's stock options for employees has been determined utilizing the "simplified" method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Subsequent to the IPO, the Company determines the fair value and exercise price using the market closing price of the Company’s common stock on the date of grant.

The following assumptions were used to estimate the fair value of stock option awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.1%	0.4%	0.7%	0.7%
Expected dividend yield	—	—	—	—
Expected term in years	6.05	6.02	5.99	5.98
Expected volatility	74.3%-74.8%	73.0%-73.4%	73.8%-86.8%	70.8%-73.4%
The following table summarizes information activity related to the Company’s share option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,479,731	$6.97	8.4	$15,140
Options granted	1,024,121	15.89		—
Options forfeited	(6,809)	7.93		—
Options exercised	(8,650)	9.30		—
Options expired	(191)	7.77		—
Outstanding as of June 30, 2021	4,488,202	$9.00	8.3	$26,230
Options vested and exercisable	2,172,339	$6.66	7.5	$17,061
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the three months ended June 30, 2021 and 2020 was $9.29 and $5.04, respectively. The weighted average grant date fair value per share for the stock option grants during the six months ended June 30, 2021 and 2020 was $8.89 and $5.34, respectively. As of June 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $9.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
Restricted Stock and Restricted Stock Units
The Company's RSA and RSU activity was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	14,585	$6.05	74,144	$6.50
Released	(7,293)	6.05	(27,469)	6.33
Outstanding at June 30, 2021	7,292	$6.05	46,675	$7.97
Vested as of June 30, 2021	—		25,645	$8.40

Performance-based Restricted Stock Units
The Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and released were in June 2021 upon the second anniversary of the grants. As of June 30, 2021, the Company had 185,510 PSUs outstanding.

The following table summarizes the total stock-based compensation expense for the stock options, RSUs (including PSUs), RSAs and compensation issued in shares recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,409	$388	$3,952	$826
General and administrative	1,309	707	3,883	1,101
Total	$2,718	$1,095	$7,835	$1,927

Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of June 30, 2021, 390,000 shares under the ESPP remain available for purchase and no offerings had been authorized.

Note 10—Warrants
As of June 30, 2021 and December 31, 2020, the outstanding warrants to purchase the Company's common stock comprised the following:

	Classification	Exercise Price	Expiration Date
				June 30, 2021	December 31, 2020
Warrants issued with 2015 Notes	Liability	$6.43	7/5/28	—	388,396
Warrants issued with 2016 Notes	Liability	$6.43	7/5/28	—	538,933
Warrants issued with 2017 Notes	Liability	$6.43	7/5/28	—	79,265
Warrants issued with 2018 Notes	Liability	$6.43	7/5/28	—	498,567
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/28	232,287	238,779
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/28	875,811	907,860
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	48,485
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,506
Total Warrants				1,148,900	2,739,791
In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with changes in the fair value recognized in the condensed consolidated statements of operations at the end of each reporting period. Refer to Note 4 for changes in the fair value recognized during the periods reported.
In accordance with ASC 815, the warrants classified as equity do not meet the definition of a derivative and are classified in stockholders' equity (deficit) in the condensed consolidated balance sheets.
The Company's warrant activity for the six months ended June 30, 2021 was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance—December 31, 2020	2,739,791	$7.00	4.9
Exercised	(1,587,979)	7.87
Returned/cancelled	(2,912)	8.03
Balance—June 30, 2021	1,148,900	$8.01	2.2

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
The following table provides the components of the Company's rent expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$317	$293	$590	$581
Variable cost	85	57	215	149
Operating lease expense	402	350	805	730
Short-term lease rent expense	3	3	42	64
Total rent expense	$405	$353	$847	$794

The following table summarizes quantitative information about the Company's NovaPark operating leases (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash flows from operating leases	$543	$628
Right-of-use assets exchanged for operating lease liabilities	$624	$27
Weighted-average remaining lease term—operating leases (in years)	3.5	6.0
Weighted-average discount rate—operating leases	4.9%	11.0%
As of June 30, 2021, maturities of lease liabilities were as follows (in thousands):

Years Ended December 31,	Amounts
2021 (remaining six months)	$645
2022	1,289
2023	1,305
2024	1,209
2025	1,104
Thereafter	516
Total	6,068
Less present value discount	(1,289)
Operating lease liabilities	$4,779
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
Paycheck Protection Program
In April 2020, the Company received funds in the amount of $0.9 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Association. The loan has an interest rate of 1.0% and a term of 24 months. No payments are due for the first 16 months, although interest accrues, and monthly payments are due over the next 8 months to retire the loan plus accrued interest. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs may be forgivable, all as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The SBA approved the Company's PPP Loan forgiveness application on May 26, 2021 for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $0.9 million.

Note 12—Significant Agreements
License Agreement
In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for the Renal Indications. See Note 3.

Note 13—Income Taxes

For the three months ended June 30, 2021, the Company’s income tax provision was $0. For the six months ended June 30, 2021, the Company’s income tax provision was $800 and the effective tax rate was 0%. For the three and six months ended June 30, 2020, the Company recognized an income tax expense of $800, which is an effective tax rate of 0%. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is primarily due to net operating losses in this period which are offset by the corresponding valuation allowance. The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that such assets would not be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at June 30, 2021 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at June 30, 2021. Each reporting period, management evaluates the need for a valuation allowance on the Company’s deferred tax assets by jurisdiction and adjust the Company’s estimates as more information becomes available.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax years starting from 2015 and forward are subject to examination by the U.S. federal and state tax authorities. These years are open due to net operating losses and tax credits remain unutilized from such years. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2021, there were no accruals for interest and penalties related to uncertain tax positions.

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

Note 15—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(17,072)	$(20,341)	$(53,759)	$(33,563)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,670,329	14,514,670	26,574,290	14,488,746
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(1.40)	$(2.02)	$(2.32)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Shares issuable upon exercise of stock options	4,488,202	2,403,432
Shares issuable upon the exercise of warrants	1,148,900	1,840,033
Shares issuable upon conversion of the convertible notes(1)	—	1,990,847
Shares issuable upon conversion of the Series C preferred stock(1)	—	938,175
Non-vested shares under restricted stock unit grants	46,675	56,250
Non-vested shares under restricted stock grants	7,292	14,063
Total	5,691,069	7,242,800
___________________________________
(1)The number of shares issuable upon conversion of the 2019 Notes and 2020 Notes has been estimated using the Company's common stock fair value at June 30, 2020, discounted by 20%.

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
NovaPark Investment and Lease
As of June 30, 2021, the Company had a 10% interest in NovaPark. Members of the Company's Executive Chairman's immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method. The following table provides the activity for the NovaPark investment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$782	$877	$727	$849
(Losses) earnings from equity method investment	(22)	28	45	56
Distribution from NovaPark	(12)	—	(24)	—
Ending balance	$748	$905	$748	$905
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease that expires June 20, 2026. The Company recorded rent expense for fixed lease payments of $0.3 million in each of the three months ended June 30, 2021 and 2020. The Company recorded rent expense for variable expenses related to the lease of $0.1 million for the three months ended June 30, 2021 and 2020. The Company recorded rent expense for fixed lease payments of $0.5 million in each of the six months ended June 30, 2021 and 2020. The Company recorded rent expense for variable expenses related to the lease of $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. See Note 11.
Convertible Notes
In connection with the IPO in February 2021, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, converted all their outstanding convertible notes into an aggregate of 149,500 shares of common stock with a conversion price of $11.57. As of June 30, 2021, there were no convertible notes outstanding.
Series C Convertible Preferred Stock
In connection with the IPO in February 2021, Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company converted all his outstanding preferred stock into an aggregate of 165,094 shares of common stock with a conversion price of $11.57 per share. As of June 30, 2021, there were no shares of convertible preferred stock outstanding.
Consultant Fees
Angion pays consulting fees under an agreement with the wife of the Executive Chairman of the Company for Company management services. Consultant fees paid to the wife were approximately $22 thousand and zero during the three months ended June 30, 2021 and 2020, respectively. Consultant fees paid to the wife were approximately $59 thousand and $29 thousand during the six months ended June 30, 2021 and 2020, respectively.

Other
Dr. Michael Yamin, a former member of the Board of Directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). During the three and six months ended June 30, 2021 and 2020, the Company paid Pearl Cohen approximately zero and $17 thousand in legal fees, respectively.
In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Pursuant to the terms of the consulting agreement, Dr. Yamin, in his capacity as a consultant, received $18 thousand and $36 thousand during the three months ended June 30, 2021 and 2020, respectively. Dr. Yamin received $45 thousand during the six months ended June 30, 2021 and 2020. Dr. Yamin resigned from the Company's Board of Directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the Board or management of the Company.

Note 17—Subsequent Events
On August 3, 2021, the Company issued a press release announcing positive results from its Phase 1 study in healthy volunteers for ANG-3070, a novel oral tyrosine kinase receptor inhibitor (TKI) being developed for the treatment of fibrotic diseases. The Company also announced the FDA’s acceptance of an IND application supporting the initiation of a Phase 2 trial in patients with primary proteinuric kidney diseases in 2021. Additionally, the Company announced it will host a Virtual Fibrosis R&D Day on September 20, 2021.
Key findings from the ANG-3070 Phase 1 healthy volunteer study included:
•ANG-3070 achieved drug exposures in humans exceeding exposures in which activity was demonstrated in animal models of proteinuric kidney diseases;
•ANG-3070 demonstrated a favorable safety and tolerability profile, including with respect to gastrointestinal side effects, which was encouraging given the well-recognized incidence and severity of these side effects in approved TKIs; and
•Pharmacokinetic data supportive of potential once-daily oral dosing for ANG 3070.
There were no serious adverse events reported at any dose schedule or level. The reported (non-serious) adverse events were seen mostly at higher doses, 600 mg administered once-daily and 500 mg administered twice-daily over two weeks. These adverse events included nausea, abdominal cramps, and diarrhea, and were considered mild to moderate in severity. This was encouraging given the well-recognized incidence and severity of these side effects in approved TKIs.

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
Overview
We are a late-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our lead product candidate, ANG-3777, is a hepatocyte growth factor (HGF) mimetic that we are currently evaluating in multiple acute organ injuries and related indications, including acute kidney injury (AKI) and injuries to other major organs, such as the lungs, central nervous system (CNS) and heart. Within AKI, we are currently evaluating ANG-3777's ability to improve kidney function and reduce the severity of transplant-associated AKI (TA-AKI), also known as delayed graft function (DGF), in patients at risk for kidney dysfunction, as well as for the treatment of AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). We are also evaluating ANG-3777 for indications within acute lung injury (ALI), with our primary focus on acute respiratory distress syndrome (ARDS), as well as acute CNS injuries. We are advancing multiple programs for the treatment of fibrotic diseases, leading with ANG-3070, a tyrosine kinase inhibitor (TKI), and our inhibitor of rho kinase 2 (ROCK2). We also continue to develop other preclinical product candidates, including our CYP11B2 (aldosterone synthase) inhibitors, which we are investigating for the purpose of targeting aldosterone-related fibrotic diseases.
In our lead ANG-3777 clinical development program, we have completed enrollment of the Phase 2 trial in cardiac surgery-associated acute kidney injury (CSA-AKI) and we have completed the Phase 2 trial in Brazil in patients with acute lung injury associated with COVID-19 pneumonia who are at high risk of progressing to Acute Respiratory Distress Syndrome (ARDS). On June 29, 2021, we announced via press release and an 8-K filed with the SEC our exploratory Phase 2 ALI-201 trial of ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS) did not meet its primary or secondary efficacy endpoints. The adverse events and overall safety of the trial was consistent with previously published reports in patients hospitalized with severe COVID-19 pneumonia. A total of 120 patients were randomized 1:1 in the trial, with 59 patients in the active treatment arm and 61 patients in the standard of care arm.
We expect that the next data readout from our ANG-3777 clinical development program will be from our Phase 3 DGF trial. We also expect to file an IND for ANG-3777 in acute CNS injury in 2022, instead of 2021.
On August 3, 2021, we announced positive results from our Phase 1 clinical trial in healthy volunteers for ANG-3070, a novel oral TKI being developed for the treatment of fibrotic diseases. We also announced the FDA’s acceptance of an IND application supporting the initiation of a Phase 2 trial of ANG-3070 in patients with primary proteinuric diseases in 2021.
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
From our inception through June 30, 2021, we have received an aggregate of $292.9 million in funding, which includes approximately net proceeds of $110.6 million from the initial public offering of our common stock in February 2021 (IPO), and concurrent private placement of shares of our common stock to an existing stockholder at the same price per share (Concurrent Private Placement), approximately $68.8 million from U.S. government grants, and contracts and aggregate gross proceeds of $113.5 million through the issuance and sale of our debt and equity securities. As of June 30, 2021, we had cash and cash equivalents of $117.3 million.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, a significant portion of our future revenue and cash resources is expected to be derived from our license agreement with Vifor Pharma and, to a lesser extent, our license agreement with Sinovant. Our net losses were $17.1 million and $20.3 million for the three months ended June 30, 2021 and 2020, respectively, and $53.8 million and $33.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $214.3 million. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3777, ANG-3070 and our other product candidates through clinical trials and preclinical development, and as we seek regulatory approval for ANG-3777, ANG-3070 or any of our other product candidates. In addition, if we seek approval for any of our wholly-owned product candidates or those for which we retain the right to commercialize, we expect to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates. Finally, we expect to incur increased expenses to protect our intellectual property and expand our general and administrative support functions, including hiring additional personnel, as well as incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and pre-commercialization activities.
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
COVID-19 Update
The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, enrollment in existing trials and restricting the on-site monitoring of clinical trials. For example, our Phase 2 clinical trial of ANG-3777 in patients at risk for developing AKI following cardiac surgery involving cardiopulmonary bypass has been impacted due to restrictions related to on-site monitoring of clinical trials. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.
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
Pursuant to the Vifor License, we received $30.0 million in upfront cash in November 2020 and a $30.0 million equity investment, and are entitled to receive $20.0 million due upon enrolling the first patient in a Phase 3 trial of ANG-3777 for CSA-AKI. The equity investment was in the form of a convertible promissory note we issued to Vifor Pharma in aggregate principal amount of $5.0 million with a maturity date of three years, 2% interest and a conversion price of $11.57 per share, which was automatically converted into shares of our common stock upon the consummation of our initial public offering on February 9, 2021, and one or more entities affiliated with Vifor Pharma purchased $25.0 million of shares of our common stock in the Concurrent Private Placement at a price per share equal to the initial public offering price, $16.00 per share. We are also eligible to receive post-approval milestones of up to approximately $260.0 million. Further, we are eligible to receive milestone payments based upon global net sales: in the United States, the milestone payments range from $100 million to $450 million, based upon annual U.S. net sales tiers between $300 million and $1 billion, and outside the United States, the milestone payments range from $75 million to $200 million, based upon annual net sales tiers between $250 million and $550 million. In aggregate, we are eligible for sales milestone payments totaling $1.585 billion and a total potential deal value of up to $1.925 billion (subject to certain reductions and offsets). We are also eligible to receive tiered royalties on global net sales of ANG-3777 at royalty rates of 10% for annual U.S. net sales below $100 million, mid-teens to low twenties for annual U.S. net sales between $100 million and $500 million and 40% for annual U.S. net sales above $500 million. Outside the United States, we are eligible to receive tiered royalties on annual ex-U.S. net sales of ANG-3777 at royalty rates of 10% for annual ex-U.S. net sales below $50 million, mid-teens to low twenties for annual ex-U.S. net sales between $50 million and $250 million and 40% for annual ex-U.S. net sales above $250 million. Such milestones and royalties are subject to certain specified reductions and offsets. We recognized revenue of $0.5 million and $0.9 million for the upfront cash payment during three and six months ended June 30, 2021 as contract revenue. We had deferred revenue under this agreement of $28.9 million at June 30, 2021.
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
Our revenue to date has been generated from payments received pursuant to the Vifor License Agreement. As of June 30, 2021, we recognized revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606, Revenue from Contracts with Customers. We expect to continue recognizing revenue from upfront payments related to the Vifor License Agreement using the cost-based input method in the foreseeable future.
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

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments that support multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 during the three and six months ended June 30, 2021 and 2020. Of our total research and development expenses for the three months ended June 30, 2021 and 2020, 67% and 78%, respectively, of such expenses were from external third-party sources and the remaining 33% and 22%, respectively, were from internal sources. Of our total research and development expenses for the six months ended June 30, 2021 and 2020, 61% and 75%, respectively, of such expenses were from external third-party sources and the remaining 39% and 25%, respectively, were from internal sources.
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
Other Income (Expense)
Convertible Notes Recorded at Fair Value
We have elected the fair value option for recognition of our convertible notes. Our convertible notes are subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All outstanding convertible notes were converted into common stock upon the close of the IPO in February 2021 and there were no convertible notes outstanding as of June 30, 2021.
Liability Classified Series C Convertible Preferred Stock Recorded at Fair Value
Our Series C convertible preferred stock included settlement features that resulted in liability classification. The initial carrying value of the Series C convertible preferred stock was accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value was accreted to interest expense using the effective interest method. During 2020, certain of the convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes (the Exchanged Series C Shares) was recorded at fair value. The Exchanged Series C Shares were subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All outstanding convertible preferred stock was converted into common stock upon the close of the IPO in February 2021 and there was no convertible preferred stock outstanding as of June 30, 2021.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$540	$—	$540	*
Grant revenue	—	729	(729)	(100)%
Total revenue	540	729	(189)	(26)%
Operating expenses:
Cost of grant revenue	—	333	(333)	(100)%
Research and development	14,444	12,230	2,214	18%
General and administrative	4,340	5,435	(1,095)	(20)%
Total operating expenses	18,784	17,998	786	4%
Loss from operations	(18,244)	(17,269)	(975)	6%
Other income (expense),net	1,172	(3,072)	4,244	*
Net loss	$(17,072)	$(20,341)	$3,269	*
_______________________
*Not meaningful
Contract Revenue
Contract revenue increased by $0.5 million from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase was attributable to revenue recognized related to the upfront payment from Vifor Pharma pursuant to the Vifor License Agreement entered into in November 2020.
Grant Revenue
Grant revenue decreased by $0.7 million, or 100.0%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The decrease was primarily attributable to no submission for reimbursable costs relating to our grant from the U.S. Department of Defense (DOD) for the three months ended June 30, 2021.

Cost of Grant Revenue
Cost of grant revenue decreased by $0.3 million, or 100.0%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The decrease was primarily attributable to no submission for reimbursable costs relating to our grant from the DOD for the three months ended June 30, 2021.
Research and Development Expenses
Research and development expenses increased by $2.2 million, or 18.1%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase of $2.3 million in personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to higher headcount.
General and Administrative Expenses
General and administrative expenses decreased by $1.1 million, or 20.1%, from the three months ended June 30, 2020 to the three months ended June 30, 2021. The decrease in general and administrative expenses was primarily due to a decrease of $1.5 million of professional fees for legal, consulting, accounting, tax and other services due to the completion of the IPO in February 2021 which started in January 2020, offset by a net increase of $0.4 million of personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to higher headcount.
Other Income (Expense)
Other income (expense) changed by $4.2 million from an expense of $3.1 million for the three months ended June 30, 2020 to income of $1.2 million for the three months ended June 30, 2021. The change is primarily attributable to a gain of $0.9 million resulting from PPP loan forgiveness in May 2021 and a decrease in expense of $3.0 million primarily from the change in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we have elected the fair value option as most of these instruments were no longer outstanding after our IPO.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$911	$—	$911	*
Grant revenue	—	1,594	(1,594)	(100)%
Total revenue	911	1,594	(683)	(43)%
Operating expenses:
Cost of grant revenue	—	716	(716)	(100)%
Research and development	28,742	21,826	6,916	32%
General and administrative	10,352	8,890	1,462	16%
Total operating expenses	39,094	31,432	7,662	24%
Loss from operations	(38,183)	(29,838)	(8,345)	28%
Other income (expense),net	(15,576)	(3,725)	(11,851)	318%
Net loss	$(53,759)	$(33,563)	$(20,196)	*
_______________________
*Not meaningful
Contract Revenue
Contract revenue increased by $0.9 million from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase was attributable to revenue recognized related to the upfront payment from Vifor Pharma pursuant to the Vifor License Agreement entered into in November 2020.
Grant Revenue
Grant revenue decreased by $1.6 million, or 100.0%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The decrease was primarily attributable to no submission for reimbursable costs relating to our grant from the DOD for the six months ended June 30, 2021.

Cost of Grant Revenue
Cost of grant revenue decreased by $0.7 million, or 100.0%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The decrease was primarily attributable to no submission for reimbursable costs relating to our grant from the DOD for the six months ended June 30, 2021.
Research and Development Expenses
Research and development expenses increased by $6.9 million, or 32%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase of $5.6 million in personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to higher headcount, and $1.3 million in various clinical and preclinical projects.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million, or 16%, from the six months ended June 30, 2020 to the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to a net increase of $2.4 million of personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to higher headcount, partially offset by a decrease of $1.0 million of professional fees for legal, consulting, accounting, tax and other services due to the completion of the IPO in February 2021.
Other Income (Expense)
Other expenses increased by $11.9 million from the six months ended June 30, 2020 to the six months ended June 30, 2021. This increase was primarily attributable to an increase of $11.4 million in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we have elected the fair value option and an increase of $1.0 million in interest expense related to our convertible notes and Series C convertible preferred stock, offset by $0.9 million in gain upon PPP loan forgiveness.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate that we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. In February 2021, we generated aggregate net proceeds of approximately $110.6 million from our IPO and Concurrent Private Placement, after deducting the underwriting discounts and commissions. As of June 30, 2021, we had $117.3 million of cash and cash equivalents and an accumulated deficit of $214.3 million.
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
In April 2020, we were approved for and received a loan of approximately $0.9 million from Hanmi Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program (“PPP”) offered by the U.S. Small Business Administration (“SBA”). The loan is evidenced by a promissory note and agreement, dated April 21, 2020 (the “PPP Note”). The PPP Note proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt, if any. The interest rate on the PPP Note is a fixed rate of 1% per annum. The SBA approved our PPP Loan forgiveness application on May 26, 2021 for the entire principal amount of the PPP Loan and accrued interest.
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
▪the outcome of our ongoing and future clinical trials, including our Phase 3 registration trial of ANG-3777 for DGF, our Phase 2 clinical trial of ANG-3777 for CSA-AKI and our Phase 2 clinical trial of ANG-3070 in in patients with primary proteinuric kidney diseases;

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

Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash provided by (used in)
Operating activities	$(23,082)	$(21,537)
Investing activities	(285)	(30)
Financing activities	106,068	20,990
Effect of foreign currency on cash	5	47
Net increase (decrease) in cash	$82,706	$(530)
Operating activities
For the six months ended June 30, 2021, net cash used in operating activities was $23.1 million, which primarily consisted of a net loss of $53.8 million, partially offset by net non-cash charges of $23.5 million and a change in net operating assets and liabilities of $7.1 million. The net non-cash charges were primarily related to a change in fair value of $14.4 million in convertible notes, Series C preferred stock and warrant liabilities, stock-based compensation expense of $7.8 million and amortization of debt issuance costs of $1.9 million, partially offset by a gain of $0.9 million from the forgiveness of our PPP loan. The change in net operating assets and liabilities was due to a decrease of $3.3 million in prepaid expenses and other current assets, an increase of $3.7 million in accounts payable due to our overall growth and an increase of $1.3 million in accrued expenses due to timing of invoices, partially offset by a decrease in deferred revenue of $0.9 million due to revenue recognized in the period.
For the six months ended June 30, 2020, net cash used in operating activities was $21.5 million, which primarily consisted of a net loss of $33.6 million, partially offset by a change in net operating assets and liabilities of $6.1 million and net non-cash charges of $5.9 million. The net non-cash charges were primarily related to a change in fair value of $3.1 million in convertible notes and warrant liabilities and stock-based compensation expense of $1.9 million. The change in net operating assets and liabilities was due to an increase of $2.7 million in accrued expenses and $5.8 million in accounts payable, due to our overall growth, increased research and development spending and timing of payments, partially offset by an increase of $2.2 million in prepaid expenses and other current assets.
Investing activities
For the six months ended June 30, 2021 and 2020, net cash used in investing activities of $0.3 million and $30 thousand, respectively, was primarily related to purchases of fixed assets for research activities.
Financing activities
For the six months ended June 30, 2021, net cash provided by financing activities was $106.1 million, primarily due to net proceeds of $110.6 million from the IPO and Concurrent Private Placement and $0.9 million from the exercise of warrants, partially offset by the payment of the deferred offering costs of $3.1 million and taxes paid related to net share settlement upon vesting of restricted stock awards of $2.4 million.
For the six months ended June 30, 2020, net cash provided by financing activities was $21.0 million, primarily due to net proceeds of $13.9 million from the issuance of convertible notes and warrants, $6.3 million in net proceeds from the issuance of our Series C convertible preferred stock, and $0.9 million in proceeds from our PPP loan.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 30, 2021. During the three and six months ended June 30, 2021, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously discussed.

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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (iii) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act), which means the market value of equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" and/or “non-accelerated filer” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply for a period of time with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. As of June 30, 2021, we took a number of actions to remediate these material weaknesses, including:
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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
Since our inception, we have devoted substantially all of our efforts and financial resources to conducting research and development activities, including drug discovery and preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, organizing and staffing our business, business planning, raising capital and providing general and administrative support for these operations. Prior to 2014, our efforts were primarily focused on researching a number of pathways related to serious organ diseases, applying our medicinal chemistry expertise towards creating potential therapeutics to address the unmet medical needs of patients and conducting preclinical and initial clinical development of ANG-3777. During this time period, our operations were funded primarily through the receipt of U.S. government grants and contracts. In 2014, we began raising capital through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs, including our second product candidate, ANG-3070. From our inception through June 30, 2021, we have received an aggregate of $292.9 million in funding, which includes approximately net proceeds of $110.6 million from the initial public offering of our common stock in February 2021 (IPO), and concurrent private placement of shares of our common stock to an existing stockholder at the same price per share (Concurrent Private Placement), approximately $68.8 million from U.S. government grants, and contracts and aggregate gross proceeds of $113.5 million through the issuance and sale of our debt and equity securities. As of June 30, 2021, we had cash and cash equivalents of $117.3 million.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, a significant portion of our future revenue and cash resources is expected to be derived from the our license agreement with Vifor Pharma and, to a lesser extent, our license agreement with Sinovant Sciences HK Limited. Our net losses were $17.1 million and $20.3 million for the three months ended June 30, 2021 and 2020, respectively. Our net losses were $53.8 million and $33.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $214.3 million. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3777, ANG-3070 and our other product candidates through clinical trials and preclinical development, and as we seek regulatory approval for ANG-3777, ANG-3070 or any of our other product candidates. In addition, if we seek approval for any of our product candidates or indications for which we retain commercialization rights, we expect to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates. Finally, we expect to incur increased expenses to protect our intellectual property and expand our general and administrative support functions, including hiring additional personnel, as well as incur additional costs associated with operating as a public company.
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. We are currently in the process of advancing ANG-3777 through clinical development for two indications, preparing ANG-3070 for a Phase 2 clinical trial in primary proteinuric kidney diseases, and moving other candidates through preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and seek regulatory approval for ANG-3777 for any indication as well as to conduct the research, clinical and regulatory activities necessary to bring our other product candidates, including ANG-3070, to market. Regulatory authorities in the United States and elsewhere could also require that we perform additional preclinical studies or clinical trials to receive or maintain regulatory approval of our product candidates, including ANG-3777, and our expenses would further increase beyond what we currently expect and the anticipated timing of any potential regulatory approval could be delayed. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development of such product candidates as well as the costs of commercializing any of our wholly-owned product candidates and those for which we retain the right to commercialize.
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
▪the outcome of our ongoing and future clinical trials, including our Phase 3 registration trial of ANG-3777 for DGF, our Phase 2 clinical trial of ANG-3777 for CSA-AKI and our Phase 2 clinical trial of ANG-3070 in patients with primary proteinuric kidney diseases;
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
From our inception through June 30, 2021, we received approximately $68.8 million from U.S. government grants and contracts, principally from the U.S. National Institutes of Health (NIH), and U.S. National Science Foundation (NSF), and the U.S. Department of Defense (DOD). These funds enabled us to progress our most advanced candidates into clinical development and preclinical development. These grants also provide fringe benefits and indirect costs used to support our overhead expenses, as well as a negotiated fixed fee (i.e., profit) equal to a percentage of total direct and indirect costs of the grant award, excluding subcontractor costs.
Since 2014, we have primarily funded our operations through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations, with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs. However, we have several grant applications pending review by the NIH, NSF and DOD, and intend to continue to apply for grants to fund our discovery and development efforts. As of June 30, 2021, active grants and those for which we have received notification of the intent to fund are expected to provide approximately $0.7 million in anticipated research cost reimbursements, which includes monies to be paid to university collaborators and other subcontractors named in the grant applications. If in the future we do not seek or receive any additional funding under government grants and contracts, or if we fail to remain eligible to receive grant funding, we may be required to significantly curtail one or more of our discovery or development programs, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to the Development and Regulatory Approval of Our Product Candidates
COVID-19 could adversely impact our business, including our clinical trials, and financial condition.
We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. As the COVID-19 pandemic continues, we have and/or will likely experience disruptions that could severely impact our business and clinical trials, including:
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
Prior to any submission of an NDA for ANG-3777, we will need to successfully complete our ongoing and planned clinical trials. However, we cannot be certain that ANG-3777 will be successful in clinical trials, and ANG-3777 may not receive regulatory approval even if it is successful in clinical trials or we may fail to maintain such regulatory approval if ANG-3777 is approved. For example, we have previously conducted several Phase 2 clinical trials of ANG-3777 in indications other than DGF and CSA-AKI that we subsequently terminated due to a number of reasons, including changes in treatment paradigms, lack of funds to support the trials, changes in principal investigators, changes in organ transplant allocation policies and, in the case of our exploratory Phase 2 ALI-201 trial of ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS), failure to meet its primary or secondary efficacy endpoints.
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

Delays in the commencement, enrollment, and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We have completed enrolling patients in our Phase 2 clinical trial of ANG-3777 for CSA-AKI and our Phase 2 clinical trial of ANG-3070 in patients with primary proteinuric kidney diseases. Delays in any of our clinical trials may increase the amount of additional funding we will require to complete these trials. The commencement, enrollment, and completion of clinical trials can be delayed, challenged or suspended for a variety of reasons, including but not limited to:
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

For example, while we completed enrollment in our Phase 3 registration trial of ANG-3777 for DGF, we began enrollment in 2016 and have experienced delays due to financial constraints. In addition, patient enrollment since February 2020 in each of our clinical trials was impacted by public safety restrictions related to the COVID-19 pandemic. In our fibrosis program, we are investigating ANG-3070 for the treatment of progressive fibrosis. We recently received FDA clearance for an IND to begin a Phase 2 trial of ANG-3070 in patient with primary proteinuric diseases, and there may be a significant competition for clinical trial subjects for such indications.
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
Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, as was the case with our exploratory Phase 2 ALI-201 trial of ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS), and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to various interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 registration trials, even after seeing promising results in earlier clinical trials.
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
ANG-3777 was designed to mimic the naturally occurring biological activities of hepatocyte growth factor (HGF), which is responsible for activating cellular repair pathways to prevent cell death and cellular dysfunction. However, such activation could result in unforeseen events, including by harming healthy cells or tissues and there are currently no approved HGF mimetic therapeutics available in the United States. Given the well-publicized effort to target c-Met for the treatment of cancer and safety concerns regarding tumorigenesis (initiation of cancer) or the enhancement and growth of existing tumors (promotion of cancer), we have excluded certain patients with a recent history of certain malignancies. While we have completed multiple animal studies demonstrating ANG-3777 had no enhancing effect in murine tumor models and researchers at the U.S. National Cancer Institute demonstrated that c-Met is actually a tumor suppressor in a liver cancer model, our ongoing and planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects, and it is possible that patients enrolled in such clinical studies could respond in unexpected ways. In particular, in our Phase 3 registration trial of ANG-3777 for DGF, we have administered ANG-3777 in a significantly larger patient cohort than in our prior trials and will be conducting a follow-up period that is significantly longer than in our prior trials, which could result in an increase in the number of reported adverse events. In our Phase 2 clinical trial (ALI-201) of ANG-3777 for CSA-AKI, we are administering ANG-3777 to cardiac surgery patients, which could exacerbate the risk of or increase the likelihood of adverse events. Additionally, in our Phase 2 clinical trial of ANG-3777 for ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS, we administered ANG-3777 to patients with severe acute lung injury, including acute respiratory distress syndrome. We believe the data from ALI-201 demonstrate the adverse events and overall safety of the trial were consistent with previously published reports in patients hospitalized with severe COVID-19 pneumonia. Further, if we were to elect to conduct clinical trials of ANG-3777 in other forms of acute organ injuries, such patients could respond in unexpected ways, which could have an adverse effect on our other ANG-3777 programs. As a result, we cannot guarantee that ANG-3777 will continue to be generally well-tolerated as it has been in our clinical trials to date. Furthermore, although our ANG-3777 dosing regimen is based on short-term dosing soon after organ injury occurs, the long-term effects from exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.
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
While we believe the preliminary safety and pharmacokinetic data from our Phase 1 healthy-volunteer trial in Australia supports the initiation of our Phase 2 clinical trial of ANG-3070 in patients with primary proteinuric kidney diseases, there can be no assurance that similar or unforeseen side effects will not occur during such clinical trial. The range and potential severity of possible side effects from systemic therapies is significant.
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
We plan to develop a pipeline of product candidates to treat potentially life-threatening acute organ injuries and fibrotic diseases. However, due to the significant resources required for the development of our product candidates, we must focus on specific indications and decide which product candidates to pursue and the amount of resources to allocate to each. Our initial focus is on AKI, which impairs kidney function, and when severe, can result in kidney failure and death. We are developing and plan to seek regulatory approval of ANG-3777 for DGF and CSA-AKI. We are also currently focused on advancing ANG-3070 in our Phase 2 trial in patients with primary proteinuric kidney diseases.
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
▪HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, also imposes obligations, including mandatory contractual terms, certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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
In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the Affordable Care Act), was signed into law with the intent to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation informally titled the Tax Cuts and Jobs Acts (TCJA) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will affect the Affordable Care Act or our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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
Separately, in response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign and domestic inspections of manufacturing facilities and products, and on July 10, 2020 announced its intention to resume certain on-site inspections subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We have and may continue to conduct future clinical trials outside of the United States. The FDA and other regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We have enrolled patients in Canada, Brazil and Georgia in our Phase 2 clinical trial of ANG-3777 for CSA-AKI under separate clinical trial applications in such jurisdictions and have enrolled healthy volunteers in Australia in our completed Phase 1 clinical trial of ANG-3070 under a separate clinical trial application. In addition, we may conduct additional future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, such trials may not be subject to IND review, meaning the FDA may not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require additional clinical trials in order to seek FDA approval. If the FDA does not accept data from our clinical trials of ANG-3777 and any future product candidates conducted outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of ANG-3777 and any future product candidates.
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
▪even if approved, ANG-3777 may not receive market acceptance by physicians, hospitals, payors and patients; and
▪we may not be able to obtain, maintain or enforce our patents and other intellectual property rights related to ANG-3777.
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
There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved and launched products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-

party payors will decide with respect to the coverage and reimbursement for our product candidates including, for example, whether we will seek, and whether the Centers for Medicare and Medicaid Services (CMS) would approve a new technology add-on payment (NTAP) under the Medicare inpatient prospective payment system (IPPS) for our product candidates, once approved. Introduced in 2001, the NTAP program was created by Congress to support timely access to innovative therapies used to treat Medicare beneficiaries in the hospital inpatient setting. NTAP will only be available for our products if we submit a timely and complete application and CMS determines that our product candidates meet the eligibility requirements of NTAP, including, among other criteria, demonstrating a substantial clinical improvement relative to services or technologies previously available.
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
As of June 30, 2021, we had approximately 72 full-time employees and 24 consultants who provide part-time or full time support to the company. As we increase the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials and, if approved, commercialization, we will need to increase our product development, scientific, commercial and administrative headcount to manage these programs. In addition, we currently operate out of three locations across the United States, which increases the overall complexity of the management of our operations. Furthermore, to meet our obligations as a public company, we will need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth, and various projects requires we:
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
▪results from, and any delays in, our clinical trials for ANG-3777 or ANG-3070;
▪results of clinical trials of our competitors' products;
▪competition from existing products or new products that may emerge;
▪announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating AKI;
▪announcements of regulatory approval or disapproval of ANG-3777 or ANG-3070;
▪failure or discontinuation of any of our research and development programs;
▪manufacturing setbacks or delays of or issues with the supply of the materials for ANG-3777or ANG-3070;
▪announcements relating to future licensing, collaboration or development agreements;
▪announcements relating to our existing collaborators;
▪delays in the commercialization of ANG-3777 or ANG-3070;
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
▪product liability claims or other litigation or public concern about the safety of ANG-3777 or ANG-3070;
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
As of June 30, 2021, we had outstanding 29,797,587 shares of common stock, which includes the 5,750,000 shares sold as part of our IPO. The resale of 23,794,135 shares, or 79.9% of our outstanding shares of common stock is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO.
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

In addition, as of June 30, 2021, approximately 2.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
In addition, the holders of approximately 23.8 million shares of our common stock, or approximately 79.9% of our total outstanding common stock as of June 30, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. As of June 30, 2021 We have taken a number of actions to remediate these material weaknesses, including engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP; hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and strengthening our financial reporting and close relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.
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
We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act or smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act) which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the last business day of the issuer's most recently completed second fiscal quarter and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
As of June 30, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held approximately 43.5% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Dr. Goldberg, our Executive Chairman and Chief Scientific Officer, beneficially owns a substantial percentage of our outstanding equity securities. As of June 30, 2021, Dr. Goldberg beneficially owned 1,928,401 shares of our common stock, or approximately 6.5% of our total outstanding common stock. In addition, as of June 30, 2021, Dr. Goldberg's family members beneficially owned 350,061 shares of our common stock, or approximately 1.2% of our total outstanding common stock. Accordingly, Dr. Goldberg will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
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
In addition, we rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space that we rent is part of an approximately 110,000-square-foot general laboratory and development facility (NovaPark Facility) for biological and chemistry research owned by NovaPark. We recorded rent expense for fixed lease payments of $0.3 million and variable expenses related to the lease of $0.1 million for each of the three months ended June 30, 2021 and 2020. Variable expenses include NovaPark management fees of $23 thousand and $18 thousand for each of the three months ended June 30, 2021 and 2020, respectively. We recorded rent expense for fixed lease payments of $0.6 million and variable expenses related to the lease of $0.2 million for each of the six months ended June 30, 2021 and 2020. Variable expenses include NovaPark management fees of $38 thousand and $36 thousand for each of the six months ended June 30, 2021 and 2020, respectively. We account for our investment in NovaPark under the equity method of accounting. We own, and Dr. Goldberg, and Rina Kurz, Dr. Goldberg's spouse, own 10%, 45% and 45%, respectively, of the membership interests in NovaPark.

Furthermore, we are party to a consulting agreement with Dr. Goldberg's spouse and Dr. Goldberg's son is a full-time employee.
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. However, as of June 30, 2021, Dr. Goldberg beneficially owned 1,928,401 shares of our common stock, or approximately 6.5% of our total outstanding common stock. Accordingly, he will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
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
We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, clinical trial data and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, "hacktivists," patient groups, disgruntled current or former employees, nation-state and nation-state supported actors and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures to protect our systems, proprietary information and sensitive data, including the personal information of clinical trial participants against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever changing information cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. For example, we have seen an increase in phishing attacks since our initial public offering, and we have had at least one security incident, although we believe no Angion material information was compromised. Any breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Any security breach or other incident, whether real or perceived, would cause us to lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information. If a security breach, cyber-attack, or other disruption is the result of state-sponsored activities, it may be considered an "act-of-war", potentially making us ineligible for reimbursement under our insurance policies covering such attacks. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.
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
Recent Sales of Unregistered Securities
There were no unregistered securities sold in the three months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1
3.2	Amended and Restated Bylaws.	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Form of Broker Warrant to Purchase Common Stock.	S-1	1/15/2021	4.5
4.5	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
__________________________________
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

ANGION BIOMEDICA CORP.

		By:	/s/ JAY R. VENKATESAN, M.D.
Date:	August 12, 2021		Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director (Principal Executive Officer)

ANGION BIOMEDICA CORP.

		By:	/s/ GREGORY S. CURHAN
Date:	August 12, 2021		Gregory S. Curhan Interim Chief Financial Officer (Principal Financial and Accounting Officer)