Form 10-Q
period 2021-09-30
Angion Biomedica Corp.
filed 2021-11-12
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of November 5, 2021 was 29,956,483.

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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ANGION BIOMEDICA CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$102,736	$34,607
Prepaid expenses and other current assets	1,657	7,690
Total current assets	104,393	42,297
Property and equipment, net	475	156
Right of use assets	4,177	4,072
Investments in related parties	862	822
Other assets	33	—
Total assets	$109,940	$47,347
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,679	$5,578
Accrued expenses	5,349	6,665
Lease liability—current	870	611
Deferred revenue—current	3,662	3,942
Warrant liability	386	10,704
Convertible promissory notes payable at fair value	—	51,170
Series C convertible preferred stock at amortized cost	—	26,001
Series C convertible preferred stock at fair value	—	2,518
Other short-term debt	—	260
Total current liabilities	17,946	107,449
Lease liability—noncurrent	3,706	3,847
Deferred revenue—noncurrent	23,774	25,865
Other long-term debt	—	635
Total liabilities	45,426	137,796
Commitments and contingencies—Note 11
Stockholders' equity (deficit)
Common stock, $0.01 par value per share; 300,000,000 and 30,000,000 authorized shares as of September 30, 2021 and December 31, 2020; 30,414,038 and 15,632,809 shares issued as of September 30, 2021 and December 31, 2020, respectively; 29,933,095 and 15,316,721 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	304	156
Treasury stock, 480,943 and 316,088 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	(4,210)	(1,846)
Additional paid-in capital	298,518	72,136
Accumulated other comprehensive loss	(73)	(333)
Accumulated deficit	(230,025)	(160,562)
Total stockholders' equity (deficit)	64,514	(90,449)
Total liabilities and stockholders' equity (deficit)	$109,940	$47,347
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Contract revenue	$1,460	$—	$2,371	$—
Grant revenue	—	827	—	2,421
Total revenue	1,460	827	2,371	2,421
Operating expenses:
Cost of grant revenue	—	348	—	1,064
Research and development	13,288	6,086	42,030	27,912
General and administrative	3,930	5,978	14,282	14,868
Total operating expenses	17,218	12,412	56,312	43,844
Loss from operations	(15,758)	(11,585)	(53,941)	(41,423)
Other income (expense)
Change in fair value of warrant liability	128	(513)	(3,191)	(1,261)
Change in fair value of convertible notes	—	(3,339)	(7,469)	(5,711)
Change in fair value of Series C convertible preferred stock	—	10	(3,592)	10
Gain upon debt extinguishment	—	—	905	—
Foreign exchange transaction (loss) gain	(204)	338	(279)	344
(Losses) earnings from equity method investment	20	—	40	56
Interest income (expense), net	110	(2,580)	(1,936)	(3,247)
Total other income (expense)	54	(6,084)	(15,522)	(9,809)
Net loss	(15,704)	(17,669)	(69,463)	(51,232)
Other comprehensive income:
Foreign currency translation adjustment	146	(18)	260	(65)
Comprehensive loss	$(15,558)	$(17,687)	$(69,203)	$(51,297)
Net loss per common share, basic and diluted	$(0.53)	$(1.19)	$(2.51)	$(3.51)
Weighted average common shares outstanding, basic and diluted	29,829,577	14,847,534	27,671,310	14,609,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

Three Months Ended September 30, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	30,278,530	$303	(480,943)	$(4,210)	$295,636	$(219)	$(214,321)	$77,189
Exercise of warrants	777	—	—	—	5	—	—	5
Exercise of stock options	126,528	1	—	—	785	—	—	786
Issuance of common stock upon vesting of restricted stock units and performance stock units	8,203	—	—	—	2	—	—	2
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	—	—	2,184	—	—	2,184
Foreign currency translation adjustment	—	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	—	(15,704)	(15,704)
Balance as of September 30, 2021	30,414,038	$304	(480,943)	$(4,210)	$298,518	$(73)	$(230,025)	$64,514

Three Months Ended September 30, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	15,259,820	$152	(312,164)	$(1,810)	$66,626	$(47)	$(114,018)	$(49,097)
Issuance of broker warrants	—	—	—	—	1,927	—	—	1,927
Exercise of broker warrants	261,471	3	—	—	(2)	—	—	1
Exercise of stock options	—	—	—	—	37	—	—	37
Stock-based compensation	—	—	—	—	1,627	—	—	1,627
Foreign currency translation adjustment	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(17,669)	(17,669)
Balance as of September 30, 2020	15,521,291	$155	(312,164)	$(1,810)	$70,215	$(65)	$(131,687)	$(63,192)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

Nine Months Ended September 30, 2021	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
Issuance of common stock upon initial public offering, net of issuance costs, discount, and commissions of $9.3 million	5,750,000	58	—	—	82,657	—	—	82,715
Issuance of common stock upon Concurrent Private Placement, net of issuance costs of $0.7 million	1,562,500	16	—	—	24,234	—	—	24,250
Conversion of convertible preferred stock into common stock upon initial public offering	2,234,640	22	—	—	35,732	—	—	35,754
Conversion of convertible notes into common stock upon initial public offering	3,636,189	36	—	—	58,143	—	—	58,179
Conversion of convertible notes prior to IPO	33,978	—	—	—	460	—	—	460
Net exercise of warrants upon initial public offering	844,335	9	—	—	13,500	—	—	13,509
Fractional shares paid out related to the forward stock split	—	—	—	—	(10)	—	—	(10)
Exercise of broker warrants	47,188	—	—	—	—	—	—	—
Exercise of warrants	130,529	2	—	—	859	—	—	861
Exercise of stock options	135,178	1	—	—	865	—	—	866
Issuance of common stock upon vesting of restricted stock units and performance stock units	406,692	4	—	—	17	—	—	21
Return of common stock to pay withholding taxes on restricted stock	—	—	(164,855)	(2,364)	(94)	—	—	(2,458)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,019	—	—	10,019
Foreign currency translation adjustment	—	—	—	—	—	260	—	260
Net loss	—	—	—	—	—	—	(69,463)	(69,463)
Balance as of September 30, 2021	30,414,038	$304	(480,943)	$(4,210)	$298,518	$(73)	$(230,025)	$64,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

Nine Months Ended September 30, 2020	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	14,758,718	$148	(312,164)	$(1,810)	$63,531	$—	$(80,455)	$(18,586)
Issuance of broker warrants	—	—	—	—	3,095	—	—	3,095
Exercise of broker warrants	569,701	6	—	—	(2)	—	—	4
Exercise of stock options	192,872	1	—	—	37	—	—	38
Stock-based compensation	—	—	—	—	3,554	—	—	3,554
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(51,232)	(51,232)
Balance as of September 30, 2020	15,521,291	$155	(312,164)	$(1,810)	$70,215	$(65)	$(131,687)	$(63,192)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(69,463)	$(51,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	86
Amortization of right of use assets	519	396
Amortization of debt issuance costs	1,884	2,740
Non-cash placement agent fee	—	1,683
Stock-based compensation	10,019	3,554
PPP Loan forgiveness	(905)	—
Change in fair value of convertible notes	7,469	5,711
Change in fair value of Series C convertible preferred stock	3,592	(10)
Change in fair value of warrant liability	3,191	1,261
Impairment of leased assets	—	58
Earnings from equity investment	(76)	(56)
Distribution from equity investment	36	—
Changes in operating assets and liabilities:
Grants receivable	—	(86)
Prepaid expenses and other current assets	4,050	(2,568)
Other assets	(33)	—
Accounts payable	2,072	(6,530)
Accrued expenses	2,182	1,951
Lease liabilities	(506)	(437)
Deferred revenue	(2,371)	—
Net cash used in operating activities	(38,281)	(43,479)
Cash flows from investing activities
Purchase of fixed assets	(346)	(31)
Net cash used in investing activities	(346)	(31)
Cash flows from financing activities
Proceeds from issuance of convertible notes and warrants	—	31,223
Net proceeds from issuance of common stock upon IPO and Concurrent Private Placement, net of discount and commissions	110,560	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	20,047
Proceeds from loan from Paycheck Protection Program of the 2020 CARES Act	—	895
Payment of deferred offering costs	(3,073)	—
Fractional share payments related to the forward stock split	(10)	—
Taxes paid related to net share settlement upon vesting of restricted stock awards	(2,458)	—
Proceeds from RSU settlement	21	—
Exercise of broker warrants	—	4
Exercise of warrants	861	—
Exercise of stock options	866	38
Net cash provided by financing activities	106,767	52,207
Effect of foreign currency on cash	(11)	(157)
Net increase in cash and cash equivalents	68,129	8,540
Cash and cash equivalents at the beginning of the period	34,607	5,571
Cash and cash equivalents at the end of the period	$102,736	$14,111
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes into common stock upon IPO	$58,179	$—
Conversion of Series C preferred stock into common stock upon IPO	$35,754	$—
Net exercise of warrants upon IPO	$13,509	$—
Accrued interest premium for Series C convertible preferred stock	$—	$127
Right of use assets exchanged for operating lease liabilities	$624	$585
Conversion of convertible notes into common stock prior to IPO	$460	$—
Conversion of convertible notes to Series C convertible preferred stock	$—	$2,254
Issuance of broker warrants with Series C convertible preferred stock	$—	$1,412
Fixed assets purchased in accrued expenses or accounts payable	$32	$—
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
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and, if approved, commercialize its product candidates. As of September 30, 2021, the Company had $102.7 million in cash and cash equivalents and an accumulated deficit of $230.0 million. Prior to its IPO completed in February 2021, the Company has funded its operations through United States government grants, the issuance of convertible notes (see Note 6), sales of convertible preferred stock and common stock (see Notes 7) and warrants (see Note 10) and licensing agreements (see Note 3).
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
The Company’s remaining significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2021.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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
Convertible Notes Payable at Fair Value
As permitted under ASC 825, Financial Instruments ("ASC 825"), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the condensed consolidated statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative expense in earnings as incurred and not deferred. The estimated fair value of the convertible notes is determined by utilizing a present value cash flow model and the values of the equity underlying the conversion options were estimated using company equity values implied from the Subject Company Transaction Method which

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method). See Note 4. Accrued interest for the notes has been included in the change in fair value of convertible notes in the condensed consolidated statements of operations. All outstanding convertible notes were converted into common stock upon the close of the IPO on February 9, 2021 and no balances remained outstanding as of September 30, 2021. See Note 6.
Convertible Preferred Stock
Series C convertible preferred stock includes settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock is accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value is accreted to interest expense using the effective interest method. During 2020, certain convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes was recorded at fair value and are subject to re-measurement at each reporting period with gains and losses reported through the Company’s condensed consolidated statements of operations. All outstanding shares of convertible preferred stock were converted into common stock upon the close of the Company’s IPO on February 9, 2021. See Note 7. As of September 30, 2021, there was no convertible preferred stock outstanding.
Revenue
The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company’s revenue to date has been primarily derived from government funding consisting of U.S. government grants and contracts and revenue under its license agreements.
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
The Company has agreements with various Contract Research Organizations ("CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

the condensed consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the three and nine months ended September 30, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2021 and 2020, advertising costs were not significant.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of convertible preferred stock, common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and nine months ended September 30, 2021 and 2020, basic and diluted net loss per common share are the same.
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

Note 3—Revenue and Deferred Revenue
Grant Revenue
The Company’s grants and contracts reimburse it for direct and indirect costs relating to the grant projects and also provide it with a pre-negotiated profit margin on total direct and indirect costs of the grant award, excluding subcontractor costs, after giving effect to directly attributable costs and allowable overhead costs. Funds received from grants and contracts are generally deemed to be earned and recognized as revenue as allowable costs are incurred during the grant or contract period and the right to payment is realized.
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
Vifor License Agreement

In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of acute kidney injury (AKI), and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, the Company is entitled to receive $80.0 million in upfront and near-term clinical milestone payments, including $30.0 million in up-front cash that was received in November 2020, and a $30.0 million equity investment, $5.0 million of which was a convertible note that subsequently converted into common stock with the IPO and $25.0 million of which was received in the Concurrent Private Placement with the Company’s IPO. At the time of signing, the Company is also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

designed to obtain regulatory approvals of ANG-3777 for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI).
On October 26, 2021, the Company announced that its Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data from the Phase 3 trial was not expected to provide sufficient evidence to support an indication in the studied DGF population. Given that a DGF indication is not supported by the Phase 3 data and thus it is unlikely that it will receive regulatory approval or achieve commercial sales, the total value of post-approval milestones under the Vifor license Agreement would be reduced to $130.0 million and the total achievable sales milestones would be $1.795 billion.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price as of September 30, 2021. The Company determined that the transaction price at the inception of the Vifor License is $15.0 million, which is 50% of the $30.0 million upfront payment due to the potential setoff defined in the contract. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The transaction price is recognized as license revenue using the cost-based input method over the estimated performance period, beginning on November 6, 2020, through the estimated completion of the identified performance obligation.
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
The Company reassessed the performance period as the Company does not intend to continue perform the confirmatory study for DGF given the negative clinical results in DGF. As such, the estimated date of FDA approval for the AKI indication in 2026 was determined to represent the completion of the Company’s performance obligation under the Vifor agreement. Additionally, the Company revised the total estimated costs for completion of the performance obligation to reflect the winding down of DGF-related studies. The performance period is expected to end in the fourth quarter of 2026 instead of the second quarter of 2030. The effect of this change in estimate was an increase in contract revenue by $1.0 million, a reduction in net loss by $1.0 million and an increase in basic and

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

diluted earnings per share by $0.03 and $0.04 for the three and nine months ended September 30, 2021, respectively.
For the three and nine months ended September 30, 2021, the Company recognized contract revenue related to the Vifor License of $1.5 million and $2.4 million, respectively. As of September 30, 2021, $27.4 million was recorded as deferred revenue, of which $3.7 million was current, on the condensed consolidated balance sheets related to the Vifor License.

Note 4—Fair Value Measurements
The following table classifies the Company's financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measured at September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities(1)	$101,252	$—	$—	$101,252
Total fair value	$101,252	$—	$—	$101,252
Liabilities included in:
Warrants	$—	$—	$386	$386
Total fair value	$—	$—	$386	$386

	Fair Value Measured at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities(1)	$1	$—	$—	$1
Total fair value	$1	$—	$—	$1
Liabilities included in:
Convertible notes	$—	$—	$51,170	$51,170
Warrants	—	—	10,704	10,704
Series C convertible preferred stock	—	—	2,518	2,518
Total fair value	$—	$—	$64,392	$64,392
_________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table presents changes in Level 3 liabilities measured at fair value (in thousands):

	Warrant Liability	Convertible Notes	Series C Convertible Preferred Stock at Fair Value	Total
Balance—December 31, 2020	10,704	51,170	2,518	64,392
Conversion of convertible notes into common stock	—	(58,639)	—	(58,639)
Conversion of convertible Series C convertible preferred stock into common stock	—	—	(6,110)	(6,110)
Net exercise of warrants	(13,509)	—	—	(13,509)
Change in fair value	3,191	7,469	3,592	14,252
Balance—September 30, 2021	$386	$—	$—	$386
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
Convertible Notes
The fair value adjustment during the nine months ended September 30, 2021 is based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no convertible notes outstanding.
Series C Preferred Stock
The fair value adjustment during the nine months ended September 30, 2021 is based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
Warrant Liability
The fair value adjustment for the net exercise of warrants with an exercise price of $6.43 during the nine months ended September 30, 2021 is based on the final settlement amount using the IPO price on February 9, 2021. Subsequent to the closing of the IPO, the fair value of the warrants issued by the Company has been estimated using a variant of the Black Scholes option pricing model. The underlying equity included in the Black Scholes option pricing model was valued based on the closing price of common stock at each measurement date.
During the three months ended September 30, 2021 and 2020, the fair value of the warrants decreased by $0.1 million and increased by $0.5 million, respectively. The change in fair value of warrant liability in both periods are recognized in the condensed consolidated statements of operations. During the nine months ended September

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

30, 2021 and 2020, the increase in the fair value of the warrants of $3.2 million and $1.3 million, respectively, are recognized in change in fair value of warrant liability in the condensed consolidated statements of operations.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company's warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020 was as follows:

	September 30,	December 31,
	2021	2020
Weighted average strike price	$8.01	9.18
Contractual term (years)	1.2	4.9
Volatility (annual)	74.7%	86.8%
Risk-free rate	0.7%	0.1%
Dividend yield (per share)	0.0%	0.0%

Note 5—Balance Sheet Components
Property and Equipment, Net
The Company's property and equipment, net comprised the following (in thousands):

	September 30,	December 31,
	2021	2020
Equipment	$859	$512
Furniture and fixtures	33	27
Leasehold improvements	68	43
Total property and equipment	960	582
Less: accumulated depreciation	(485)	(426)
Property and equipment, net	$475	$156
Depreciation expense for the three months ended September 30, 2021 and 2020 was $23 thousand and $47 thousand, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $59 thousand and $86 thousand, respectively.

Prepaid and Other Current Assets
Prepaid and other current assets comprised the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred offering costs	$—	$1,978
Convertible note receivable	—	5,000
Angion Pty tax	—	352
Prepaid insurance	1,018	—
Security deposit	90	—
Other	549	360
Total prepaid and other current assets	$1,657	$7,690

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Accrued Expenses
Accrued expenses comprised the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued compensation	$3,286	$3,154
Accrued direct research costs	2,060	1,321
Accrued operating expenses	3	707
Accrued interest	—	1,483
Total accrued expenses	$5,349	$6,665

Note 6—Convertible Notes Payable
As of December 31, 2020, the Company had convertible notes with an aggregate principal amount of $39.8 million and $1.8 million accrued interest outstanding.
Conversion of Convertible Notes Payable
In January 2021, the Company issued 33,978 shares of common stock upon the conversion of certain of the outstanding 2020 Notes. In connection with the IPO in February 2021, with an IPO price of $16.00 per share, the remaining outstanding Additional Convertible Notes and Vifor Convertible Note were converted into 3,636,189 shares of the Company’s common stock based on a conversion price of $11.57 per share. There were no convertible notes outstanding as of September 30, 2021.

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
Conversion of Series C Convertible Preferred Stock
In connection with the IPO in February 2021, with an initial public offering price of $16.00 per share, all Series C convertible preferred stock outstanding plus accrued dividends were automatically converted into an aggregate of 2,234,640 shares of common stock on February 9, 2021 with a conversion price of $11.57 per share. There were no shares of convertible preferred stock outstanding as of September 30, 2021.

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
Treasury Stock
At September 30, 2021 and December 31, 2020, the balance on the treasury stock was approximately $4.2 million and $1.8 million, respectively.
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
The following assumptions were used to estimate the fair value of stock option awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	0.3%	0.7%	0.7%
Expected dividend yield	—	—	—	—
Expected term in years	6.03	5.44	5.99	5.93
Expected volatility	74.6%-74.9%	72.8%-73.2%	73.8%-86.8%	76.7%-82.9%
The following table summarizes information activity related to the Company’s share option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,479,731	$6.97	8.4	$15,140
Options granted	1,087,721	15.60
Options forfeited	(33,185)	9.50
Options exercised	(135,178)	6.41
Options expired	(191)	7.77
Outstanding as of September 30, 2021	4,398,898	$9.10	8.1	$25,278
Options vested and exercisable	2,278,300	$6.91	7.3	$17,397
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the three months ended September 30, 2021 and 2020 was $10.13 and $5.10, respectively. The weighted average grant date fair value per share for the stock option grants during the nine months ended September 30, 2021 and 2020 was $8.97 and $5.45, respectively. As of September 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $7.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Restricted Stock and Restricted Stock Units
The Company's RSA and RSU activity was as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	14,585	$6.05	74,144	$6.50
Released	(10,940)	6.05	(35,672)	6.09
Outstanding at September 30, 2021	3,645	$6.05	38,472	$8.02
Vested as of September 30, 2021	—		35,672	$8.25

Performance-based Restricted Stock Units
The Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and released were in June 2021 upon the second anniversary of the grants. As of September 30, 2021, the Company had 185,510 PSUs outstanding.

The following table summarizes the total stock-based compensation expense for the stock options, RSUs (including PSUs), RSAs and compensation issued in shares recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,152	$794	$5,104	$1,620
General and administrative	1,032	833	4,915	1,934
Total	$2,184	$1,627	$10,019	$3,554

Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of September 30, 2021, 390,000 shares under the ESPP remain available for purchase and no offerings had been authorized.

Note 10—Warrants
As of September 30, 2021 and December 31, 2020, the outstanding warrants to purchase the Company's common stock comprised the following:

	Classification	Exercise Price	Expiration Date
				September 30, 2021	December 31, 2020
Warrants issued with 2015 Notes	Liability	$6.43	7/5/28	—	388,396
Warrants issued with 2016 Notes	Liability	$6.43	7/5/28	—	538,933
Warrants issued with 2017 Notes	Liability	$6.43	7/5/28	—	79,265
Warrants issued with 2018 Notes	Liability	$6.43	7/5/28	—	498,567
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/23	232,287	238,779
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/23	875,034	907,860
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	48,485
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,506
Total Warrants				1,148,123	2,739,791
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

The Company's warrant activity for the nine months ended September 30, 2021 was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance—December 31, 2020	2,739,791	$7.00	4.9
Granted	—
Exercised	(1,588,756)	7.37
Returned/cancelled	(2,912)	8.03
Balance—September 30, 2021	1,148,123	$8.01	1.2

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
In February 2021, the Company entered into a lease for clinical and regulatory space in Newton, Massachusetts (the “Newton lease”), comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024. Pursuant to the Newton lease, the Company had 4 months of free rent starting from February 15, 2021 to June 14, 2021. The Company has one option to extend the term of the lease for 3 years with 9 months’ notice.

The following table provides the components of the Company's rent expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$325	$325	$914	$906
Variable cost	67	264	282	413
Operating lease expense	392	589	1,196	1,319
Short-term lease rent expense	16	31	58	95
Total rent expense	$408	$620	$1,254	$1,414
The following table summarizes quantitative information about the Company's NovaPark operating leases (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating cash flows from operating leases	$861	$820
Right-of-use assets exchanged for operating lease liabilities	$624	$585
Weighted-average remaining lease term—operating leases (in years)	3.5	5.6
Weighted-average discount rate—operating leases	4.9%	10.9%
As of September 30, 2021, maturities of lease liabilities were as follows (in thousands):

Years Ended December 31,	Amounts
2021 (remaining three months)	$318
2022	1,289
2023	1,305
2024	1,209
2025	1,104
Thereafter	516
Total	5,741
Less present value discount	(1,165)
Operating lease liabilities	$4,576
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

Note 12—Income Taxes

For the three months ended September 30, 2021, the Company’s income tax provision was $0. For the nine months ended September 30, 2021, the Company’s income tax provision was $800 and the effective tax rate was 0%. For the three and nine months ended September 30, 2020, the Company recognized an income tax expense of $800, which is an effective tax rate of 0%. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is primarily due to net operating losses in this period which are offset by the corresponding valuation allowance. The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that such assets would not be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at September 30, 2021 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at September 30, 2021. Each reporting period, management evaluates the need for a valuation allowance on the Company’s deferred tax assets by jurisdiction and adjust the Company’s estimates as more information becomes available.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax years starting from 2015 and forward are subject to examination by the U.S. federal and state tax authorities. These years are open due to net operating losses and tax credits remain unutilized from such years. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2021, there were no accruals for interest and penalties related to uncertain tax positions.

Note 13—Employee Benefit Plan
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

Note 14—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(15,704)	$(17,669)	$(69,463)	$(51,232)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,829,577	14,847,534	27,671,310	14,609,213
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(1.19)	$(2.51)	$(3.51)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Shares issuable upon exercise of stock options	4,398,898	3,337,481
Shares issuable upon the exercise of warrants	1,148,123	2,836,351
Shares issuable upon conversion of the convertible notes(1)	—	5,620,493
Shares issuable upon conversion of the Series C preferred stock(1)	—	4,470,308
Non-vested shares under restricted stock unit grants	38,472	77,789
Non-vested shares under restricted stock grants	3,645	8,509
Total	5,589,138	16,350,931
___________________________________
(1)The number of shares issuable upon conversion of the 2019 Notes and 2020 Notes has been estimated using the Company's common stock fair value at September 30, 2020, discounted by 20%.

Note 15—Related Party Transactions
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
NovaPark Investment and Lease
As of September 30, 2021, the Company had a 10% interest in NovaPark. Members of the Company's Executive Chairman's immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method. The following table provides the activity for the NovaPark investment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$693	$905	$672	$849
Earnings from equity method investment	31	—	76	56
Distribution from NovaPark	(12)	—	(36)	—
Ending balance	$712	$905	$712	$905
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease that expires June 20, 2026. The Company recorded rent expense for fixed lease payments of $0.3 million in each of the three months ended September 30, 2021 and 2020. The Company recorded rent expense for variable expenses related to the lease of $0.1 million for the three months ended September 30, 2021 and 2020. The Company recorded rent expense for fixed lease payments of $0.9 million in each of the nine months ended September 30, 2021 and 2020. The Company recorded rent expense for variable expenses related to the lease of $0.3 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 11.
Convertible Notes
In connection with the IPO in February 2021, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, converted all their outstanding convertible notes into an aggregate of 149,500 shares of common stock with a conversion price of $11.57. As of September 30, 2021, there were no convertible notes outstanding.
Series C Convertible Preferred Stock
In connection with the IPO in February 2021, Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company converted all his outstanding preferred stock into an aggregate of 165,094 shares of common stock with a conversion price of $11.57 per share. As of September 30, 2021, there were no shares of convertible preferred stock outstanding.
Consultant Fees
Angion pays consulting fees under an agreement with the wife of the Executive Chairman of the Company for Company management services. Consultant fees paid to the wife were approximately $33 thousand and $32 thousand during the three months ended September 30, 2021 and 2020, respectively. Consultant fees paid to the wife were approximately $92 thousand and $62 thousand during the nine months ended September 30, 2021 and 2020, respectively.
Other
Dr. Michael Yamin, a former member of the Board of Directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). During the three and nine months ended September 30, 2021 and 2020, the Company paid Pearl Cohen approximately zero and $0.2 million in legal fees, respectively.

In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Pursuant to the terms of the consulting agreement, Dr. Yamin, in his capacity as a consultant, received $27 thousand and $36 thousand during the three months ended September 30, 2021 and 2020, respectively. Dr. Yamin received $72 thousand and $81 thousand during the nine months ended September 30, 2021 and 2020. Dr. Yamin resigned from the Company's Board of Directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the Board or management of the Company.

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
Overview
We are a late-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our lead product candidate, ANG-3777, is a hepatocyte growth factor (HGF) mimetic that we are currently evaluating in multiple acute organ injuries and related indications, including acute kidney injury (AKI) and injuries to other major organs, such as the lungs, central nervous system (CNS) and heart. Within AKI, we have studied in ANG-3777 in delayed graft function (DGF) and are currently studying ANG-3777 for the treatment of AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). We have also studied ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS) and are also evaluating ANG-3777 for other indications within acute lung injury (ALI), with our primary focus on acute respiratory distress syndrome (ARDS), as well as acute CNS injuries. We are advancing multiple programs for the treatment of fibrotic diseases, leading with ANG-3070, a tyrosine kinase inhibitor (TKI), and our inhibitor of rho kinase 2 (ROCK2). We also continue develop other preclinical product candidates, including our CYP11B2 (aldosterone synthase) inhibitors, which we are investigating for the purpose of targeting aldosterone-related fibrotic diseases.
In our lead ANG-3777 clinical development program, we have completed enrollment of all currently ongoing clinical trials. On October 26, 2021, we announced that the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. The overall safety profile of ANG-3777 in this trial was consistent with the overall experience in the program and consistent with the published literature in this patient population. A total of 248 patients received at least one dose in the trial, randomized evenly between ANG-3777 and placebo. On June 29, 2021, we announced that our exploratory Phase 2 ALI-201 trial of ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS) did not meet its primary or secondary efficacy endpoints. The adverse events and overall safety of the trial was consistent with previously published reports in patients hospitalized with severe COVID-19 pneumonia. A total of 120 patients were randomized 1:1 in the trial, with 59 patients in the active treatment arm and 61 patients in the standard of care arm.
We expect the next data readout from our ANG-3777 clinical development program will be from our Phase 2 CSA-AKI trial in the fourth quarter of 2021.
On August 3, 2021, we announced positive results from our Phase 1 clinical trial in healthy volunteers for ANG-3070, a novel oral TKI being developed for the treatment of fibrotic diseases. We also announced the FDA’s acceptance of an IND application supporting the initiation of a Phase 2 trial of ANG-3070 in patients with primary proteinuric diseases in 2021. We expect to enroll the first patient in this trial in the fourth quarter of 2021.
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
From our inception through September 30, 2021, we have received an aggregate of $292.9 million in funding, which includes approximately net proceeds of $110.6 million from the initial public offering of our common stock in February 2021 (IPO), and concurrent private placement of shares of our common stock to an existing stockholder at the same price per share (Concurrent Private Placement), approximately $68.8 million from U.S. government grants, and contracts and aggregate gross proceeds of $113.5 million through the issuance and sale of our debt and equity securities. As of September 30, 2021, we had cash and cash equivalents of $102.7 million.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, we expect a significant portion of our future revenue and cash resources to be derived from our license agreement with Vifor Pharma. Our net losses were $15.7 million and $17.7 million for the three months ended September 30, 2021 and 2020, respectively, and $69.5 million and $51.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $230.0 million. We expect to continue to incur net losses for the foreseeable future. As we seek to advance ANG-3777 in CSA-AKI, ANG-3070 in additional clinical trials and our other product candidates through preclinical development, our expenses and operating losses may increase over time.
In addition, if we seek regulatory approval for any of our wholly-owned product candidates or those for which we retain the right to commercialize in the future, we would need to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates.
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
At this time, we do not expect any disruption in our supply chain of drugs necessary to conduct our clinical trials and given our drug inventories, and we believe we will be able to supply the drug needs of our clinical trials in 2021 and 2022. However, we are continuing to evaluate our clinical supply chain in light of the COVID-19 pandemic.
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
Pursuant to the Vifor License, we received $30.0 million in upfront cash in November 2020 and a $30.0 million equity investment, and are entitled to receive $20.0 million due upon enrolling the first patient in a Phase 3 trial of ANG-3777 for CSA-AKI. The equity investment was in the form of a convertible promissory note we issued to Vifor Pharma in aggregate principal amount of $5.0 million with a maturity date of three years, 2% interest and a conversion price of $11.57 per share, which was automatically converted into shares of our common stock upon the consummation of our initial public offering on February 9, 2021, and one or more entities affiliated with Vifor Pharma purchased $25.0 million of shares of our common stock in the Concurrent Private Placement at a price per share equal to the initial public offering price, $16.00 per share. We are also eligible to receive post-approval milestones of up to approximately $260.0 million, of which $130.0 million is associated with the commercialization of DGF and $130.0 million is associated with the commercialization of CSA-AKI. Further, we are eligible to receive milestone payments based upon global net sales: in the United States, the milestone payments range from $100 million to $450 million, based upon annual U.S. net sales tiers between $300 million and $1 billion, and outside the United States, the milestone payments range from $75 million to $200 million, based upon annual net sales tiers between $250 million and $550 million. In aggregate, we are eligible for sales milestone payments totaling $1.585 billion and a total potential deal value of up to $1.925 billion (subject to certain reductions and offsets). We are also eligible to receive tiered royalties on global net sales of ANG-3777 at royalty rates of 10% for annual U.S. net sales below $100 million, mid-teens to low twenties for annual U.S. net sales between $100 million and $500 million and 40% for annual U.S. net sales above $500 million. Outside the United States, we are eligible to receive tiered royalties on annual ex-U.S. net sales of ANG-3777 at royalty rates of 10% for annual ex-U.S. net sales below $50 million, mid-teens to low twenties for annual ex-U.S. net sales between $50 million and $250 million and 40% for annual ex-U.S. net sales above $250 million. Such milestones and royalties are subject to certain specified reductions and offsets. We recognized revenue of $1.5 million and $2.4 million for the upfront cash payment during three and nine months ended September 30, 2021 as contract revenue. We had deferred revenue under this agreement of $27.4 million at September 30, 2021.

On October 26, 2021, we announced that our Phase 3 trial of ANG-3777 in DGF did not achieve our primary endpoint and the data from the Phase 3 trial were not expected to provide sufficient evidence to support an indication in the studied DGF population.Given that a DGF indication is not supported by the Phase 3 data and thus it is unlikely that it will receive regulatory approval or achieve commercial sales, the total value of post-approval milestones under the Vifor license Agreement would be reduced to $130.0 million and the total achievable sales milestones would be $1.795 billion.
Under the Vifor License, we retain responsibility at our own cost for executing a pre-specified clinical development plan, which has been designed to obtain regulatory approvals of ANG-3777 for the CSA-AKI indications in the United States, the European Union, Switzerland and the United Kingdom. The plan includes the completion of our ongoing and currently planned clinical trials and other clinical development activities in such indications. We will be responsible for regulatory interactions and filings relating to such indications in the United States, and Vifor Pharma will be responsible for such matters outside the United States. We will share equally with Vifor Pharma the cost of related post-approval clinical development activities for such indications. We will conduct drug substance and drug product development for ANG-3777 for CSA-AKI until commercial scale at our cost. Prior to the first regulatory approval of ANG-3777 for CSA-AKI in the United States or the European Union, Vifor Pharma will assume responsibility of the commercial manufacture of ANG-3777 for such indications in accordance with a supply agreement to be negotiated in good faith between Vifor Pharma and us. In addition, Vifor Pharma will be solely responsible at its own cost for the commercialization of the CSA-AKI indication and any other Renal Indications, both within and outside of the United States (excluding Greater China). Pursuant to the Vifor License, we expect to collaborate with Vifor Pharma through the operation of joint governance committees, with each party having final determination authority in their respective areas of responsibility and other specific matters, subject to certain exceptions.
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
Our revenue to date has been generated from payments received pursuant to the Vifor License Agreement. As of September 30, 2021, we recognized revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606, Revenue from Contracts with Customers. We expect to continue recognizing revenue from upfront payments related to the Vifor License Agreement using the cost-based input method in the foreseeable future.
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

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments that support multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 during the three and nine months ended September 30, 2021 and 2020. Of our total research and development expenses for the three months ended September 30, 2021 and 2020, 69% and 52%, respectively, of such expenses were from external third-party sources and the remaining 31% and 48%, respectively, were from internal sources. Of our total research and development expenses for the nine months ended September 30, 2021 and 2020, 63% and 70%, respectively, of such expenses were from external third-party sources and the remaining 37% and 30%, respectively, were from internal sources.
We expect our research and development expenses to be slightly lower in the near term as we continue the development of our product candidates and continue to invest in research and development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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

We expect that our general and administrative expenses to be generally consistent in the near term as we continue to support our continued research, but to increase for commercialization activities if any future product candidate receives marketing approval. We will continue incurring expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.
Other Income (Expense)
Convertible Notes Recorded at Fair Value
We have elected the fair value option for recognition of our convertible notes. Our convertible notes are subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All outstanding convertible notes were converted into common stock upon the close of the IPO in February 2021 and there were no convertible notes outstanding as of September 30, 2021.
Liability Classified Series C Convertible Preferred Stock Recorded at Fair Value
Our Series C convertible preferred stock included settlement features that resulted in liability classification. The initial carrying value of the Series C convertible preferred stock was accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value was accreted to interest expense using the effective interest method. During 2020, certain of the convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes (the Exchanged Series C Shares) was recorded at fair value. The Exchanged Series C Shares were subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All outstanding convertible preferred stock was converted into common stock upon the close of the IPO in February 2021 and there was no convertible preferred stock outstanding as of September 30, 2021.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$1,460	$—	$1,460	*
Grant revenue	—	827	(827)	(100)%
Total revenue	1,460	827	633	77%
Operating expenses:
Cost of grant revenue	—	348	(348)	(100)%
Research and development	13,288	6,086	7,202	118%
General and administrative	3,930	5,978	(2,048)	(34)%
Total operating expenses	17,218	12,412	4,806	39%
Loss from operations	(15,758)	(11,585)	(4,173)	36%
Other income (expense), net	54	(6,084)	6,138	*
Net loss	$(15,704)	$(17,669)	$1,965
_______________________
*Not meaningful
Contract Revenue
Contract revenue increased by $1.5 million from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase was attributable to revenue recognized related to the upfront payment from Vifor Pharma pursuant to the Vifor License Agreement entered into in November 2020.
Grant Revenue
Grant revenue decreased by $0.8 million, or 100.0%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The decrease was attributable to the timing of grant cost reimbursement requests relating to our grant from the U.S. Department of Defense (DOD).

Cost of Grant Revenue
Cost of grant revenue decreased by $0.3 million, or 100.0%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The decrease was attributable to the timing of grant cost reimbursement requests relating to our grant from the DOD.
Research and Development Expenses
Research and development expenses increased by $7.2 million, or 118.3%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase of $5.8 million in clinical and preclinical costs attributable to the development of ANG-3777 and ANG-3070. There was also an increase of $1.2 million in personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to higher headcount.
General and Administrative Expenses
General and administrative expenses decreased by $2.0 million, or 34.3%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to a net decrease of $2.2 million of professional fees for legal, consulting, accounting, tax and other services due to the completion of the IPO in February 2021 which started in January 2020.
Other Income (Expense)
Other income (expense) changed from an expense of $6.1 million for the three months ended September 30, 2020 to nominal income of $0.1 million for the three months ended September 30, 2021. The change is primarily attributable to a decrease in expense of $4.0 million primarily from the change in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we have elected the fair value option as most of these instruments were no longer outstanding after our IPO. There was also a decrease of $2.7 million in interest expense, net primarily related to $2.6 million of amortization of debt issuance costs from the issuance of Series C convertible preferred stock issued during the three months ended September 30, 2020. These expense reduction were offset by $0.5 million loss in foreign exchange transactions.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$2,371	$—	$2,371	*
Grant revenue	—	2,421	(2,421)	(100)%
Total revenue	2,371	2,421	(50)	(2)%
Operating expenses:
Cost of grant revenue	—	1,064	(1,064)	(100)%
Research and development	42,030	27,912	14,118	51%
General and administrative	14,282	14,868	(586)	(4)%
Total operating expenses	56,312	43,844	12,468	28%
Loss from operations	(53,941)	(41,423)	(12,518)	30%
Other income (expense), net	(15,522)	(9,809)	(5,713)	58%
Net loss	$(69,463)	$(51,232)	$(18,231)
______________________
*Not meaningful
Contract Revenue
Contract revenue increased by $2.4 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase was attributable to revenue recognized related to the upfront payment from Vifor Pharma pursuant to the Vifor License Agreement entered into in November 2020.
Grant Revenue
Grant revenue decreased by $2.4 million, or 100.0%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The decrease was attributable to the timing of grant cost reimbursement requests relating to our grant from the DOD.

Cost of Grant Revenue
Cost of grant revenue decreased by $1.1 million, or 100.0%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The decrease was attributable to the timing of grant cost reimbursement requests relating to our grant from the DOD.

Research and Development Expenses
Research and development expenses increased by $14.1 million, or 50.6%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase of $7.0 million in personnel-related expenses, including salaries, benefits and stock-based compensation expenses, due to higher headcount, and an increase of $6.3 million in various clinical and preclinical projects attributable to the development of ANG-3777 and ANG-3070.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million, or 3.9%, from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to a net decrease of $2.6 million of professional fees for legal, consulting, accounting, tax and other services due to the completion of the IPO in February 2021 which started in January 2020, partially offset by a net increase of $2.2 million of personnel-related expenses due to higher headcount.
Other Income (Expense)
Other expenses increased by $5.7 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. This increase was attributable to an increased expense of $7.3 million in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we have elected the fair value option, offset by a decreased expense of $1.3 million in interest expense related to our convertible notes and Series C convertible preferred stock issued during the three months ended September 30, 2020 and a $0.9 million gain upon PPP loan forgiveness.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate that we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. In February 2021, we generated aggregate net proceeds of approximately $110.6 million from our IPO and Concurrent Private Placement, after deducting the underwriting discounts and commissions. As of September 30, 2021, we had $102.7 million of cash and cash equivalents and an accumulated deficit of $230.0 million.
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
▪the outcome of our ongoing and future clinical trials, including our Phase 2 clinical trial of ANG-3777 for CSA-AKI and our Phase 2 clinical trial of ANG-3070 in in patients with primary proteinuric kidney diseases;
▪whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪the clinical development of ANG-3777 for potential indications in addition to CSA-AKI, including ALI and central nervous system (CNS) injuries;
▪the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
▪the willingness of the FDA and foreign regulatory authorities to accept the results of our completed, ongoing, and planned clinical trials and preclinical studies and other work, as the basis for review and approval of ANG-3777 for CSA-AKI and any other indication;
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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash provided by (used in)
Operating activities	$(38,281)	$(43,479)
Investing activities	(346)	(31)
Financing activities	106,767	52,207
Effect of foreign currency on cash	(11)	(157)
Net increase (decrease) in cash	$68,129	$8,540
Operating activities
For the nine months ended September 30, 2021, net cash used in operating activities was $38.3 million, which primarily consisted of a net loss of $69.5 million, partially offset by net non-cash charges of $25.8 million and a change in net operating assets and liabilities of $5.4 million. The net non-cash charges were primarily related to a change in fair value of $14.3 million in convertible notes, Series C preferred stock and warrant liabilities, stock-based compensation expense of $10.0 million and amortization of debt issuance costs of $1.9 million, partially offset by a gain of $0.9 million from the forgiveness of our PPP loan. The change in net operating assets and liabilities was due to a decrease of $4.1 million in prepaid expenses and other current assets, an increase of $2.1 million in accounts payable due to our overall growth and an increase of $2.2 million in accrued expenses due to timing of invoices, partially offset by a decrease in deferred revenue of $2.4 million due to revenue recognized in the period.
For the nine months ended September 30, 2020, net cash used in operating activities was $43.5 million, which primarily consisted of a net loss of $51.2 million and a change in net operating assets and liabilities of $7.7 million, partially offset by net non-cash charges of $15.4 million. The net non-cash charges were primarily related to a change in fair value of $7.0 million in convertible notes and warrant liabilities and stock-based compensation expense of $3.6 million. The change in net operating assets and liabilities was due to a decrease of $6.5 million in accounts payable due to payments made for clinical and research development activities and an increase of $2.6 million in prepaid expenses and other current assets due to increased deferred offering costs related to the planned IPO and prepaid CRO fees, partially offset by an increase of $2.0 million in accrued expenses due to timing of payments.
Investing activities
For the nine months ended September 30, 2021 and 2020, net cash used in investing activities of $0.3 million and $31 thousand, respectively, was primarily related to purchases of fixed assets for research activities.
Financing activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $106.8 million, primarily due to net proceeds of $110.6 million from the IPO and Concurrent Private Placement and $1.7 million from the exercise of warrants and stock options, partially offset by the payment of the deferred offering costs of $3.1 million and taxes paid related to net share settlement upon vesting of restricted stock awards of $2.5 million.
For the nine months ended September 30, 2020, net cash provided by financing activities was $52.2 million, primarily due to net proceeds of $31.2 million from the issuance of convertible notes and warrants, $20.0 million in net proceeds from the issuance of our Series C convertible preferred stock, and $0.9 million in proceeds from our PPP loan.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 30, 2021. During the three and nine months ended September 30, 2021, except as described in Note 1 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously discussed.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. As of September 30, 2021, we took a number of actions to remediate these material weaknesses, including:
•engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP;
•hired additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and
•strengthening our financial reporting and close relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.

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
Since our inception, we have devoted substantially all of our efforts and financial resources to conducting research and development activities, including drug discovery and preclinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, organizing and staffing our business, business planning, raising capital and providing general and administrative support for these operations. Prior to 2014, our efforts were primarily focused on researching a number of pathways related to serious organ diseases, applying our medicinal chemistry expertise towards creating potential therapeutics to address the unmet medical needs of patients and conducting preclinical and initial clinical development of ANG-3777. During this time period, our operations were funded primarily through the receipt of U.S. government grants and contracts. In 2014, we began raising capital through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs, including our second product candidate, ANG-3070. From our inception through September 30, 2021, we have received an aggregate of $292.9 million in funding, which includes approximately net proceeds of $110.6 million from the initial public offering of our common stock in February 2021 (IPO), and concurrent private placement of shares of our common stock to an existing stockholder at the same price per share (Concurrent Private Placement), approximately $68.8 million from U.S. government grants, and contracts and aggregate gross proceeds of $113.5 million through the issuance and sale of our debt and equity securities. As of September 30, 2021, we had cash and cash equivalents of $102.7 million.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. In addition, we expect a significant portion of our future revenue and cash resources to be derived from our license agreement with Vifor Pharma. Our net losses were $15.7 million and $17.7 million for the three months ended September 30, 2021 and 2020, respectively. Our net losses were $69.5 million and $51.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $230.0 million. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to be generally consistent or slightly lower in the near term as we advance ANG-3777, ANG-3070 and our other product candidates through clinical trials and preclinical development, and as we seek regulatory approval for ANG-3777, ANG-3070 or any of our other product candidates. In addition, if we seek approval for any of our product candidates or indications for which we retain commercialization rights, we expect to incur additional expenses as we expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates. Finally, we expect to incur generally consistent expenses to protect our intellectual property and for our general and administrative support functions, including hiring personnel, as well as costs associated with operating as a public company.
If ANG-3777, ANG-3070 or any of our other product candidates fail in ongoing clinical trials or do not gain regulatory approval, or if our product candidates, if approved, do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows could have an adverse effect on our stockholders' equity and working capital.
In addition, while we have a license agreement with Vifor Pharma relating to renal indications for ANG-3777 that contemplate upfront, regulatory and commercial milestone payments as well as royalties on sales of ANG-3777, there can be no assurance that we will be able to successfully advance ANG-3777 through approval, that Vifor Pharma will be able to successfully commercialize ANG-3777 for any renal indications following any approval or that any substantial revenue stream from milestone or royalty payments will be forthcoming under the Vifor license agreement.
To achieve our goals we will require substantial additional funding, for which capital may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our clinical trials or operations.
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. We are currently in the process of advancing ANG-3777 through clinical development, preparing ANG-3070 for a Phase 2 clinical trial in primary proteinuric kidney diseases, and moving other candidates through preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and seek regulatory approval for ANG-3777 for any indication as well as to conduct the research, clinical and regulatory activities necessary to bring our other product candidates, including ANG-3070, to market. Regulatory authorities in the United States and elsewhere could also require that we perform additional preclinical studies or clinical trials to receive or maintain regulatory approval of our product candidates, including ANG-3777, and our expenses would further increase beyond what we currently expect and the anticipated timing of any potential regulatory approval could be delayed. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development of such product candidates as well as the costs of commercializing any of our wholly-owned product candidates and those for which we retain the right to commercialize.
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
▪the outcome of our ongoing and future clinical trials, including our Phase 2 clinical trial of ANG-3777 for CSA-AKI and our Phase 2 clinical trial of ANG-3070 in patients with primary proteinuric kidney diseases;
▪whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪the clinical development of ANG-3777 for potential indications in addition to CSA-AKI, including ALI and central nervous system (CNS) injuries;
▪the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
▪the willingness of the FDA and foreign regulatory authorities to accept the results of our completed, ongoing and planned clinical trials and preclinical studies and other work, as the basis for review and approval of ANG-3777 for CSA-AKI and any other indication;
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
From our inception through September 30, 2021, we received approximately $68.8 million from U.S. government grants and contracts, principally from the U.S. National Institutes of Health (NIH), and U.S. National Science Foundation (NSF), and the U.S. Department of Defense (DOD). These funds enabled us to progress our most advanced candidates into clinical development and preclinical development. These grants also provide fringe benefits and indirect costs used to support our overhead expenses, as well as a negotiated fixed fee (i.e., profit) equal to a percentage of total direct and indirect costs of the grant award, excluding subcontractor costs.
Since 2014, we have primarily funded our operations through the sale of debt and equity securities as well as licenses, and since that time have significantly expanded our operations, with a focus on advancing our lead product candidate, ANG-3777, into and through multiple clinical trials and accelerating our other development programs. However, we have several grant applications pending review by the NIH, NSF and DOD, and intend to continue to apply for grants to fund our discovery and development efforts. As of September 30, 2021, active grants and those for which we have received notification of the intent to fund are expected to provide approximately $0.7 million in anticipated research cost reimbursements, which includes monies to be paid to university collaborators and other subcontractors named in the grant applications. If in the future we do not seek or receive any additional funding under government grants and contracts, or if we fail to remain eligible to receive grant funding, we may be required to significantly curtail one or more of our discovery or development programs, which could have a material adverse effect on our business, financial condition and results of operations.
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

Our lead product candidate ANG-3777 is in late-stage clinical development. On October 26, 2021, we announced that the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. It is uncertain whether the results from our ANG-3777 program will lead to regulatory approval and, even if approved, will result in successful commercialization by our collaborators.
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

Delays in the commencement, enrollment, and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We have completed enrolling patients in our Phase 2 clinical trial of ANG-3777 for CSA-AKI. Our Phase 2 clinical trial of ANG-3070 in patients with primary proteinuric kidney diseases is scheduled to begin to enroll first patients in the fourth quarter of 2021. Delays in any of our clinical trials may increase the amount of additional funding we will require to complete these trials. The commencement, enrollment, and completion of clinical trials can be delayed, challenged or suspended for a variety of reasons, including but not limited to:

▪clinical results may not support continuation of the clinical development, such as occurred with our development of ANG-3777 for the treatment of DGF;
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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, as was the case with the negative results of our Phase 3 trial of ANG-3777 in DGF and our exploratory Phase 2 ALI-201 trial of ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS). We or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies if we were to decide to pursue indications for ANG-3777. In addition, data obtained from trials and studies are susceptible to various interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 registration trials, even after seeing promising results in earlier clinical trials.
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
If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We may receive Fast Track designation for product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve our designated product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.
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
Drugs designated as Fast Track products or Breakthrough Therapies by the FDA are also eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. If we seek accelerated approval of ANG-3777 or our other product candidates, we would expect to be required to conduct one or more such a confirmatory trials post-approval, if obtained. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree that ANG-3777 or any other product candidate has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the product may fail required post-approval confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.
Once an NDA is submitted to FDA, the application may be eligible for Priority Review if the product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Products with Fast Track or Breakthrough Therapy designation are generally eligible to be considered for Priority Review. If an NDA receives Priority Review, the FDA will aim to take action on the application within six months of acceptance, compared to ten months under standard review. We cannot guarantee that any NDA we submit will qualify for Priority Review, which could significantly impact our timeline and plans for commercialization, if approved.
If we receive Orphan Drug designation for indications for ANG-3777 or our other product candidates, we may be unable to maintain the benefits associated with such designation, including the potential for market exclusivity.
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
Even if an indication for one of our product candidates obtains Orphan Drug designation, there is no guarantee we will obtain approval or Orphan Drug exclusivity for this product. Without such exclusivity, we would only be able to rely on other regulatory exclusivities, such as for a new chemical entity, and our proprietary rights with respect to our product candidates
Even if we obtain Orphan Drug exclusivity for ANG-3777 or any other product candidates, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek additional Orphan Drug designations for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.
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
We believe the results from the Phase 3 DGF trial demonstrated the overall safety profile of ANG-3777 in the trial was consistent with the overall experience in the program and consistent with the published literature in this patient population, but this may not be true in other studies of ANG-3777. For example, in our Phase 2 clinical trial (ALI-201) of ANG-3777 for CSA-AKI, we are administering ANG-3777 to cardiac surgery patients, which could exacerbate the risk of or increase the likelihood of adverse events. Additionally, in our Phase 2 clinical trial of ANG-3777 for ALI in patients with COVID-19 associated pneumonia who are at high risk of progressing to ARDS, we administered ANG-3777 to patients with severe acute lung injury, including acute respiratory distress syndrome. We believe the data from ALI-201 demonstrate the adverse events and overall safety of the trial were consistent with previously published reports in patients hospitalized with severe COVID-19 pneumonia. Further, if we were to elect to conduct clinical trials of ANG-3777 in other forms of acute organ injuries, such patients could respond in unexpected ways, which could have an adverse effect on our other ANG-3777 programs. As a result, we cannot guarantee that ANG-3777 will continue to be generally well-tolerated as it has been in our clinical trials to date. Furthermore, although our ANG-3777 dosing regimen is based on short-term dosing soon after organ injury occurs, the long-term effects from exposure to this drug class are unknown. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.
ANG-3070 is a tyrosine kinase inhibitor (TKI). TKIs are widely used across a range of indications. Depending on their specific targets, TKIs have been associated with several near and long-term side effects. They have been most extensively used in cancer where cardiopulmonary toxicity, myelosuppression, and gastrointestinal toxicity have been key side effects in addition to several others. TKIs have also been studied in fibrosis, with nintedanib being approved for IPF. Nintedanib has been associated with several side effects including severe liver injuries, arterial thromboembolic events and gastrointestinal disorders including diarrhea, nausea and vomiting, and risk of bleeding. Pirfenidone has been associated with elevated liver enzymes, diarrhea, nausea vomiting, photosensitivity and rash.
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
We plan to develop a pipeline of product candidates to treat potentially life-threatening acute organ injuries and fibrotic diseases. However, due to the significant resources required for the development of our product candidates, we must focus on specific indications and decide which product candidates to pursue and the amount of resources to allocate to each. Our initial focus is on AKI, which impairs kidney function, and when severe, can result in kidney failure and death. Based upon the future results of the Phase 2 exploratory study of ANG-3777 for CSA-AKI, we will potentially plan to conduct a Phase 3 study in that population and to seek regulatory approval of ANG-3777 for CSA-AKI. We are also currently focused on advancing ANG-3070 in our Phase 2 trial in patients with primary proteinuric kidney diseases.
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

ANG-3777 is protected by a number of granted patents and pending patent applications as well as regulatory exclusivities. For example, the issued patent claiming pharmaceutical compositions and methods of use for ANG-3777 is eligible for patent term restoration, potentially for up to five years. In addition, ANG-3777 is protected by a United States patent claiming solid forms of ANG-3777 which will expire in 2040, and an international application filed under the Patent Cooperation Treaty is pending, and any patents issuing from this application would expire in 2040. Also, ANG-3777 may be eligible for five years of marketing exclusivity as a new chemical entity under the Hatch-Waxman Act, though the results of the Phase 3 ANG-3777 trial in DGF demonstrated insufficient evidence to support an indication in the studied DGF population. If and upon approval of ANG-3777, should regulatory exclusivities not be secured, and if other patent filings should not provide sufficient protection, then generic competitors may be able to enter the U.S. market upon expiration of the issued U.S. patent claiming pharmaceutical compositions and methods of treatment, which is expected to expire during 2024, assuming it withstands any challenge and all maintenance fees are paid.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, legislation informally titled the Tax Cuts and Jobs Acts (TCJA) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will affect the Affordable Care Act or our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures.
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
We do not own facilities for clinical and commercial manufacturing of our product candidates, including ANG-3777 and ANG-3070, and we rely upon third-party contract manufacturing organizations to manufacture and supply product candidates for our clinical trials and we will rely in such manufacturers to meet commercial demand. Currently, we rely on and have agreements with a single third-party contract manufacturer to supply the drug substance for ANG-3777 and to manufacture all clinical trial supplies of ANG-3777. Similarly, we rely on and have agreements with a single third party manufacturer to supply drug substance for ANG-3070 and a separate single source third party manufacturer to supply clinical trial supplies of ANG-3070.
Additionally, the facilities at which ANG-3777, ANG-3070 or any of our other product candidates are manufactured must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent our third-party vendors for compliance with the current Good Manufacturing Practice requirements (cGMPs). requirements of United States and non-United States regulators for the manufacture of our active ingredients, drug products, and finished products. If our manufacturers cannot successfully manufacture material conforming to our specifications and cGMPs of any applicable governmental agency, our product candidates will not be approved or, if already approved, may be subject to recalls or demands by regulatory agencies to stop selling the product until manufacturing issues are resolved.
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
We have enrolled patients in Canada, Brazil and Georgia in our Phase 2 clinical trial of ANG-3777 for CSA-AKI under separate clinical trial applications in such jurisdictions and have enrolled healthy volunteers in Australia in our completed Phase 1 clinical trial of ANG-3070 under a separate clinical trial application. We may open trial sites in multiple countries to enroll patients in our ANG-3070 exploratory Phase 2 trial in primary proteinuric diseases. In addition, we may conduct additional future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, such trials may not be subject to IND review, meaning the FDA may not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require additional clinical trials in order to seek FDA approval. If the FDA does not accept data from our clinical trials of ANG-3777, ANG-3070 and any future product candidates conducted outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of ANG-3777, ANG-3070 and any future product candidates.
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
Vifor Pharma's marketing of ANG-3777 for any Renal Indication outside Greater China, if approved, and our marketing of ANG-3777 for ALI or other non-Renal Indications, if approved, will be limited to ANG-3777's approved use and potentially subject to other limitations as set forth in its approved prescribing information and package insert. Accordingly, we cannot ensure that ANG-3777 will be successfully developed, approved or commercialized. If we or our collaborators are unable to successfully commercialize ANG-3777, if approved, we may not be able to generate sufficient revenue to operate our business.
In particular, the future commercial success of ANG-3777 is subject to a number of risks, including the following:
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
We have licensed certain rights with respect to ANG-3777 to Vifor Pharma and in the future, we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining development and/or commercialization rights for ourselves as compared to entering into collaboration arrangements. Under the Vifor License, we retain responsibility at our own cost for a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for

CSA-AKI indications in the United States, the European Union, Switzerland and the United Kingdom, which includes the completion of the ongoing and currently planned clinical development activities and clinical trials in such indications. While we retain rights to develop and commercialize ANG-3777 in non-Renal Indications (subject to certain protections for Vifor Pharma), we have granted Vifor Pharma global rights (excluding Greater China) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for all Renal Indications. As a result, our ability to generate revenue from product sales in the near term is dependent on Vifor Pharma's ability to successfully commercialize ANG-3777 for Renal Indications, if approved. On October 26, 2021, we announced with Vifor that the results of the Phase 3 ANG-3777 trial in DGF demonstrated insufficient evidence to support regulatory approval for an indication in the studied DGF population.
We previously executed an exclusive license agreement with Sinovant Sciences (“Sinovant”) with respect to ANG-3777. On August 27, 2021, we received written notice from Sinovant that on November 25, 2021, Sinovant intends to terminate its exclusive license agreement with us.
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
The success of our collaboration arrangements, including the Vifor License, will depend heavily on the efforts and activities of our collaborators and our dependence on collaborative arrangements subjects us to a number of risks, including the risk that:
▪we may not be able to control the amount and timing of resources our collaborators may devote to the product candidates;
▪collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop clinical studies, abandon product candidates, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing;
▪collaborators may independently be able to conduct preclinical studies and/or clinical trials of our product candidates, including ANG-3777 that result in negative outcomes that could harm our development, approval or commercialization of our product candidates;
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
A significant portion of our future revenue and cash resources is expected to be derived from the Vifor License as well as other similar agreements we may enter into in the future. Revenue from such collaboration arrangements depend upon continuation of the collaborations, the achievement of milestones and royalties, if any. For example, pursuant to the Vifor License, we are entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in upfront cash that we received in November 2020, and a $30 million equity investment, and a total potential deal value of up to $1.795 billion (subject to certain specified reductions and offsets,and excluding DGF-related milestones), plus tiered royalties on net sales of ANG-3777 at royalty rates up to 40%, including potential sales for ANG-3777 for CSA-AKI. However, if we are unable to successfully advance the development of ANG-3777 for CSA-AKI, our revenue and cash resources from sales-related milestone payments under the Vifor License will be substantially less than expected. In addition, even if we do obtain all necessary regulatory approvals for ANG-3777 for CSA-AKI, we may still never receive the revenue or cash resources from milestone payments we expect unless Vifor Pharma is able to successfully commercialize ANG-3777 for such indications. On October 26, 2021, we announced with Vifor that the results of the Phase 3 ANG-3777 trial in DGF demonstrated insufficient evidence to support regulatory approval for an indication in the studied DGF population.
To the extent that any of our existing or future collaborators were to terminate a collaboration agreement (for example, on August 27, 2021, we received written notice from Sinovant that on November 25, 2021, Sinovant intends to terminate its exclusive license agreement with us on November 25, 2021) we may be forced to assume further development costs, marketing and distribution costs and the costs of defending intellectual property rights. In certain instances, we may even be forced to abandon product candidates altogether. Any of the foregoing could result in a change to our business plan and a material and adverse effect on our business, financial condition, results of operations and prospects.
Even if approved, our product candidates may not achieve broad market acceptance among physicians, patients, and healthcare payors and, as a result, our revenues generated from their sales may be limited.
The commercial success of ANG-3777, ANG-3070 or our other product candidates, if approved, will depend upon their acceptance among the medical community including physicians, transplant centers, healthcare payors, and patients. There are currently no approved therapies for CSA-AKI. Nevertheless, in order for ANG-3777 to be commercially successful, we and our collaborators will need to demonstrate that it is safe and effective for patients with CSA-AKI or any other indications we pursue. In particular, there can be no assurance that the magnitude of benefit demonstrated during our clinical trials will be sufficient to achieve market acceptance. The degree of market acceptance of our product candidates will depend on a number of factors, including:
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
To date, we have focused the majority of our development efforts on the development of ANG-3777 for DGF, an orphan or rare disease with a small numbers of potential patients, and ANG-3777 for CSA-AKI. We granted Vifor Pharma, an exclusive, global (excluding Greater China), royalty-bearing license for the commercialization of ANG-3777 in all Renal Indications, including CSA-AKI. While Vifor Pharma is obligated to pay us tiered royalties on global net sales of ANG-3777 at royalty rates up to 40%, our ability to grow our revenue from product sales beyond the Vifor License will be dependent on our ability to successfully develop and commercialize ANG-3777 for the treatment of non-Renal Indications. Obtaining the approval and commercialization of ANG-3777 for future indications, including ALI or CNS indications, will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance we will be able to successfully advance any new indications through the development process. Even if we receive FDA approval to market ANG-3777 for the treatment of additional indications, we cannot assure you any such additional indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize ANG-3777 for additional indications, our commercial opportunity with ANG-3777 will be limited, and our business prospects will suffer.
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
We have no sales, marketing, market access or distribution experience, nor have we commercialized a product. While we have granted commercialization rights for ANG-3777 to Vifor Pharma, we plan to independently commercialize ANG-3777 for any indications for which we retain commercialization rights as well as for ANG-3070 and any other product candidates for which we obtain approval in the United States. As a result, we expect that we will need to develop internal sales, distribution and marketing capabilities by investing significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any such product candidates will be approved. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a commercial organization, including our ability to hire, retain and incentivize qualified individuals, to generate sufficient sales leads, to provide adequate training to personnel and to effectively manage a geographically dispersed team. Any failure or delay in the development of our internal sales, marketing, market access, and distribution capabilities would adversely impact the commercialization of our products. We may in the future seek to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing, market access and distribution functions, but may fail to do so on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. For product candidates where we decide to perform sales, marketing, market access and distribution functions ourselves or through third parties, we could face a number of additional risks, including:
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
Product candidates in clinical stages of development have a high risk of failure. We cannot predict if ANG-3777 will prove effective or safe in humans or will receive regulatory approval. Safety concerns could be identified as we expand our clinical trials for ANG-3777 for CSA-AKI and to other indications, including ALI and CNS indications. If new side effects are found during the development of ANG-3777 for any indication, we may need to abandon our development or, if approved, commercial sales of ANG-3777 for CSA-AKI and other potential indications. We cannot assure you that additional or severe adverse side effects with respect to ANG-3777 will not develop in future clinical trials, which could delay or preclude regulatory approval of ANG-3777 or limit its commercial use.
Under the Vifor License, we retain responsibility at our own cost for a pre-specified clinical development plan, which has been designed to obtain regulatory approvals of ANG-3777 in the CSA-AKI indication in the United States, the European Union, Switzerland and the United Kingdom. Such plan includes the completion of our ongoing and currently planned clinical development activities and clinical trials in such indications. However, we have granted Vifor Pharma the right to develop ANG-3777 for other Renal Indications beyond CSA-AKI and will have very limited control with respect to any such development. If safety concerns are found during the development by Vifor Pharma of ANG-3777 for any indication, or if the results of future clinical trials of ANG-3777 conducted by Vifor Pharma generate negative results or results that conflict with the results of our clinical trials, the FDA or other regulatory authorities may delay, limit, or deny approval of ANG-3777, require us to conduct additional clinical trials as a condition to marketing approval, or withdraw their approval of ANG-3777 or otherwise restrict our ability to market and sell ANG-3777, if approved, and we may be forced to abandon our development of ANG-3777 for CSA-AKI or other potential indications in other territories around the world, including the United States and the European Union. In addition, treating physicians may be less willing to prescribe ANG-3777 due to concerns over such trial results or adverse events, which would limit our ability and the ability of our collaborators to commercialize ANG-3777.
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
There is currently limited competition for ANG-3777 in the renal space. Quark Pharmaceuticals, Inc. has an anti-p53 siRNA molecule, QPI-1002. In December 2018, Quark's majority shareholder, SBI Holdings, announced QPI-1002 failed to meet its prespecified primary efficacy endpoint of a reduction in dialysis days in a Phase 3 registration trial for DGF prevention. Quark was investigating QPI-1002 for CSA-AKI in a Phase 3 trial based on results observed in a pre-defined subgroup of patients in a Phase 2 trial, but this trial appears to have been terminated as of July 16, 2021 due to lack of efficacy. In addition, we are aware of Astellas Pharma Inc. and Alloksys Life Sciences B.V., which are advancing ASP1128 and bRESCAP respectively for AKI following coronary artery bypass graft and/or valve surgery. ASP1128 is currently in a Phase 2 clinical trial whilst bRESCAP is in a Phase 2/3 clinical trial with recruitment from ex-US sites only.
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
With respect to competition for our ROCK2 inhibitor, netarsudil ophthalmic solution from Aerie Pharmaceuticals, Inc. was first approved by the FDA in 2017 as a topical agent for reducing intraocular pressure in patients with open-angle glaucoma and ocular hypertension. Other competition in clinical development include Kadmon Holdings, Inc.'s belumosudil (KD025), a ROCK2 inhibitor with reduced selectivity against ROCK1, in the clinic for several indications, including chronic graft versus host disease, systemic sclerosis and IPF. We are also aware of other ROCK2 inhibitors in preclinical development such as TDI01 from Graviton Bioscience.
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
We cannot be certain that our drug substance supplier will continue to provide us with sufficient quantities of drug substance, or that our manufacturers will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or that such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins for any of our product candidates, if approved. Our current dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules, and such risks may be heightened as a result of the COVID-19 pandemic. While under the Vifor License we will not be responsible for securing the commercial supply of ANG-3777 for CSA-AKI, if approved, any supply interruption in drug substance or drug product could materially harm our ability to complete our development program for such indications. In addition, any supply interruption in drug substance or drug product could materially harm our ability to complete our other development programs or satisfy commercial demand, if approved, until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
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
We may need to adjust the size of our operations and of our company, and we may experience difficulties in managing such adjustments. A deterioration in our relationships with our employees could have an adverse impact on our business.
As of September 30, 2021, we had approximately 72 full-time employees and 24 consultants who provide part-time or full-time support to the company. As we adjust the number of ongoing product development programs and advance our product candidates through preclinical studies and clinical trials and, if approved, commercialization, we may need to adjust our product development, scientific, commercial and administrative headcount to manage these programs. In addition, we currently operate out of three locations across the United States, which increases the overall complexity of the management of our operations. Furthermore, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be appropriate to support our future operations. Our need to effectively manage our operations, growth, and various projects requires we:
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
Maintaining good relationships with our employees is crucial to our operations. If we are unable to successfully maintain such relationships or manage any changes and increased complexity of operations, our business may be adversely affected. See "Our Business—Human Capital Resources."

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
We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates, including ANG-3777, and have not yet begun the process of applying to register trademarks for our current or any future product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
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
▪sales of our common stock through Rule 10b5-1 plans or otherwise by our executive officers or directors;
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
As of September 30, 2021, we had outstanding 29,933,095 shares of common stock, of which approximately 18% of these shares are held by directors, executive officers and other affiliates and are subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and applicable vesting schedules.
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
In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. As of September 30, 2021, we have taken a number of actions to remediate these material weaknesses, including engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with the U.S. GAAP; hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and strengthening our financial reporting and close controls relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.
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
We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our next annual report on Form 10-K that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act or smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act) which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the last business day of the issuer's most recently completed second fiscal quarter and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
We may become subject to more stringent state law requirements. For example, if we move our executive offices to California, we will become subject to California Senate Bill 826 (SB 826), which generally requires public companies with principal executive offices in California to have a minimum number of females on the company's board of directors. As of December 31, 2019, each public company with principal executive offices in California was required to have at least one female on its board of directors. By December 31, 2021, each public company will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors, and only one of our board members is female. The new law does not provide a transition period for newly listed companies. Similarly, in January 2020, New York enacted a new law that mandates a study on the number of female directors on the board of corporations doing business in New York.
Additionally, California Assembly Bill 979 (AB 979) requires public companies with principal executive offices in California to include specified numbers of directors from "underrepresented communities." A director from an "underrepresented community" means a director who self-identifies as Black, African American, Hispanic, Latino,

Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Similar to SB 826, AB 979 does not provide a transition period for newly listed companies.
If we become subject to, and fail to comply with, either SB 826 or AB 979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.
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
As of September 30, 2021, our executive officers, directors, holders of 5.0% or more of our capital stock and their respective affiliates held substantial percentage of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Dr. Goldberg, our Executive Chairman and Chief Scientific Officer, beneficially owns a substantial percentage of our outstanding equity securities. As of September 30, 2021, Dr. Goldberg beneficially owned 1,827,566 shares of our common stock, or approximately 6.1% of our total outstanding common stock. In addition, as of September 30, 2021, Dr. Goldberg's family members beneficially owned 350,061 shares of our common stock, or approximately 1.2% of our total outstanding common stock. Accordingly, Dr. Goldberg will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
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
In addition, we rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space that we rent is part of an approximately 110,000-square-foot general laboratory and development facility (NovaPark Facility) for biological and chemistry research owned by NovaPark. We recorded rent expense for fixed lease payments of $0.3 million and variable expenses related to the lease of $0.1 million for each of the three months ended September 30, 2021 and 2020. Variable expenses include NovaPark management fees of $23 thousand and $18 thousand for each of the three months ended September 30, 2021 and 2020, respectively. We recorded rent expense for fixed lease payments of $0.6 million and variable expenses related to the lease of $0.2 million for each of the nine months ended September 30, 2021 and 2020. Variable expenses include NovaPark management fees of $38 thousand and $36 thousand for each of the nine months ended September 30, 2021 and 2020, respectively. We account for our investment in NovaPark under the equity method of accounting. We own, and Dr. Goldberg, and Rina Kurz, Dr. Goldberg's spouse, own 10%, 45% and 45%, respectively, of the membership interests in NovaPark.
Furthermore, we are party to a consulting agreement with Dr. Goldberg's spouse and Dr. Goldberg's son is a full-time employee.
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. However, as of September 30, 2021, Dr. Goldberg beneficially owned 1,827,566 shares of our common stock, or approximately 6.1% of our total outstanding common stock. Accordingly, he will have significant influence over all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions, such as mergers, asset sales, and the sale of the Company, and otherwise will be able to influence our business and affairs.
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
Recent Sales of Unregistered Securities
There were no unregistered securities sold in the three months ended September 30, 2021.

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

ANGION BIOMEDICA CORP.

		By:	/s/ JAY R. VENKATESAN, M.D.
Date:	November 12, 2021		Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director (Principal Executive Officer)

ANGION BIOMEDICA CORP.

		By:	/s/ GREGORY S. CURHAN
Date:	November 12, 2021		Gregory S. Curhan Interim Chief Financial Officer (Principal Financial and Accounting Officer)