Form 10-K
period 2021-12-31
Angion Biomedica Corp.
filed 2022-03-30
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 as reported by the Nasdaq Global Select Market on such date, was approximately $365 million. Shares of common stock held by each executive officer and director and by each entity affiliated with an executive officer or and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the issuer’s common stock outstanding as of March 25, 2022, was 29,958,064.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the potential adverse effects of any regional armed conflicts on our business and operations, results of operations and financial performance;
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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

Risk Factors Summary
The following is a summary of the principal factors that cause an investment in the company to be speculative or risky:
Risks Relating to Our Financial Position and Need for Additional Capital
•We are a clinical-stage biopharmaceutical company with no products approved for sale and we have not generated any product revenue to date, which makes it difficult to assess our future viability.
•To achieve our goals we will require substantial additional funding, for which capital may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our clinical trials or operations.
Risks Relating to the Development and Regulatory Approval of Our Product Candidates
•COVID-19 could adversely impact our business, including our clinical trials and financial condition.
•Product development and regulatory approval involve a lengthy and expensive process with uncertain outcomes. We cannot be certain ANG-3070 or any of our other product candidates will receive or maintain regulatory approval and, without regulatory approval, we and our collaborators will not be able to market our product candidates.
•Delays or difficulties in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for ANG-3070 and our other product candidates.
•Clinical failure can occur at any stage of clinical development, and the results of earlier clinical trials are not necessarily predictive of future results.
•Our clinical trials could be disrupted by the uncertainty of war due to the aggressive actions taken by Russia which, if this occurs, could delay our ability to complete our clinical trials.
•Even if we successfully complete ongoing and planned clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.
•Our product candidates may have undesirable side effects which may delay or halt clinical development or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings, or otherwise limit their sales.
•Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience or be indicative of the effect of our product candidates post approval in the general population.
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

Risks Relating to Collaborations and Commercialization of Our Product Candidates
•If we are able to develop and obtain regulatory approval for any of our product candidates, our business will be materially harmed if we are unable to successfully commercialize such approved products.
•If we fail to develop market opportunities for ANG-3070 or any future products are smaller than we believe they are, our potential to generate revenue may be adversely affected, and our business may suffer.
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

Part I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have known limitations. Our lead product candidate is ANG-3070, a highly selective oral tyrosine kinase receptor inhibitor (TKI) in development as a treatment for fibrotic diseases, particularly in the kidney and lung. ANG-3070 has demonstrated activity as an anti-fibrotic agent in a variety of animal models. A Phase 1 healthy volunteer study, which was designed to support clinical development in multiple indications, demonstrated ANG-3070 has a favorable safety and PK profile, producing plasma concentrations which exceeded the levels necessary for activity in animal models of proteinuric kidney diseases. Enrollment is ongoing in a dose-finding Phase 2 trial of ANG-3070 in primary proteinuric kidney diseases (PPKDs) and we expect to file an IND in idiopathic pulmonary fibrosis (IPF) by the end of 2022.
We continue to work with our license partner Vifor International, Ltd, (Vifor Pharma) on the process of closing out our analyses of data from the 2021 clinical trial readouts of ANG-3777, a hepatocyte growth factor (HGF) mimetic that was formerly our lead product candidate until December 2021. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study for the prevention of AKI in patients undergoing cardiac surgery involving cardiopulmonary bypass who were thought to be at risk for AKI (CSA-AKI) and a Phase 4 confirmatory study in donor kidney transplant patients who were at risk for developing delayed graft function (DGF), given that we do not believe the earlier Phase 2 and Phase 3 clinical trial results in the respective indications support regulatory approval. We have no funds budgeted for additional clinical trials for ANG-3777.
We are also continuing to develop our preclinical programs. Our ROCK2 program is targeted towards the treatment of fibrotic diseases. Our CYP11B2 program is targeted towards diseases related to aldosterone synthase dysregulation.
ANG-3070 for Fibrotic Diseases.
Our lead product candidate is ANG-3070, a highly selective oral small molecule TKI we are developing as a potential treatment for fibrotic diseases. TKIs are one of the largest classes of newly approved drugs, with more than 25 approved molecules worldwide targeting pathways believed to affect relevant diseases. However, tyrosine kinases are ubiquitous proteins and there is significant overlap in their structures and binding sites. This can lead to binding against unintended tyrosine kinase targets and these off-target effects are largely responsible for the toxicity associated with TKIs. While no TKI can be entirely selective due to close structural homology of the various tyrosine kinases, ANG-3070 was designed with the intent of enhancing inhibition of kinases involved in inflammation and the progression of fibrosis while minimizing binding to kinases thought responsible for adverse or off-target effects. ANG-3070 demonstrated target engagement as an anti-fibrotic agent in a variety of animal models across different organ systems and has shown in vitro the ability to inhibit pro-fibrotic tyrosine kinases at exposures achievable by oral administration. We reported positive data from a Phase 1 healthy volunteer study in August of 2021 and are actively enrolling patients in JUNIPER, a randomized, multi-center, double-blind, and placebo-controlled global dose-finding Phase 2 trial to evaluate ANG-3070 in patients with primary proteinuric kidney diseases (PPKDs). We hold global rights to ANG-3070.
The potential advantages for ANG-3070 include:
•Significant Addressable Kidney Fibrosis Markets. The PPKDs of Focal Segmental Glomerular Sclerosis (FSGS), Immunoglobulin A Nephropathy (IgAN), Alport Syndrome, and Membranous Nephropathy (MN) together affect over 250,000 patients in the U.S. alone.
•Significant Addressable Pulmonary Fibrosis Markets. 2021 projected worldwide sales for the two approved drugs for IPF will be approximately $3.8 billion despite the fact that fewer than 30% of IPF patients in the U.S. are prescribed either drug and approximately half of IPF patients discontinue these therapies within 12 months.

•Promising Drug Exposure Profile. In the Phase 1 healthy volunteer study, ANG-3070 demonstrated ANG-3070 can achieve drug exposures exceeding plasma concentrations in which activity was demonstrated in animal models of proteinuric kidney diseases and pulmonary fibrosis. As such, ANG-3070 is being investigated for both twice-daily (BID) and once-daily (QD) dosing.
•Encouraging Adverse Event Profile. The safety and tolerability profile in the Phase 1 study was encouraging given the recognized incidence and severity of gastrointestinal side effects in approved kinase inhibitors, particularly nausea, vomiting, and diarrhea.
ANG-3070 for Renal Fibrosis. While PPKDs like FSGS, IgAN, MN, and Alport often have different root causes, each condition often progresses to kidney fibrosis and end-stage renal disease. There is only one approved therapy for any PPKD, budesonide for IgAN. In December 2021, we enrolled the first patient into JUNIPER, our randomized, double-blind, placebo-controlled global dose-finding Phase 2 trial intended to assess ANG-3070 in adult patients with FSGS or IgAN, two types of PPKD.
ANG-3070 for Pulmonary Fibrosis. Pulmonary fibrosis is characterized by progressive scarring (fibrosis) of the lungs, which leads to their deterioration and destruction. Over time, lung scarring in patients progresses and breathing becomes difficult, often resulting in the lungs failing to take in enough oxygen to meet the body’s needs. IPF is an aggressive form of lung disease with a median survival of two to three years from diagnosis. There are two drugs approved for IPF, the kinase inhibitor nintedanib (OFEV®) and the pyridine pirfenidone (Esbriet®). We plan to file an IND for ANG-3070 in the IPF indication by the end of 2022.
ANG-3777, an HGF Mimetic for Acute Organ Injury
ANG-3777 was designed to mimic the biological activity of HGF and to treat acute organ injuries, such as delayed graft function, where there are no approved therapies. HGF activates the c-Met receptor, which triggers a cascade of pathways with a central role in tissue repair and organ recovery that has been well established.
In the fourth quarter of 2021, we reported topline results from two clinical trials of ANG-3777. The first was a Phase 3 trial of ANG-3777 to treat AKI in patients who were at risk for developing DGF. The second was an exploratory Phase 2 trial for the prevention of CSA-AKI. While neither trial achieved statistical significance on its primary endpoint, we believe ANG-3777 demonstrated biologic activity in both trials. We continue to work with our license partner Vifor International, Ltd. (Vifor Pharma) on the process of closing out our analyses of data from these trials. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in DGF. There are no funds budgeted for additional clinical trials for ANG-3777.
In November 2020, we entered into a license agreement (the Vifor License) with Vifor Pharma, granting Vifor Pharma global rights (excluding Greater China) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of AKI, and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, we received an upfront license payment of $30 million in November 2020, and a $30 million equity investment, $5 million of which we received in January 2021 and $25 million of which we received contemporaneously with the closing of our Initial Public offering (IPO). Although the Vifor License includes additional milestone and royalty objectives, we do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue the clinical development plan set forth in the Vifor License. In 2022, we and Vifor Pharma continue to complete planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and discuss the future of the collaboration on the basis of such analyses.
Our Preclinical Pipeline
We have a wholly-owned preclinical pipeline of internally-developed programs, including a ROCK2 inhibitors programs for fibrotic diseases, and CYP11B2 inhibitor program. Our goal is to select clinical lead candidates for one or more of these programs and begin IND-enabling studies by the end of 2022.
ROCK2 Inhibitors for Fibrotic Diseases. Our ROCK2 program includes a number of highly selective, oral small molecule inhibitors of ROCK2 developed internally as a potential treatment for fibrotic and other diseases. Rho-associated coiled-coil forming protein kinase (ROCK) signal transduction pathways are implicated in the development of fibrosis. Inhibition of ROCK isoforms ROCK1 and ROCK2 has shown promise in fibrosis and dual

ROCK1/ROCK2 inhibitors have been used to treat conditions including hemorrhagic stroke and glaucoma. However, ROCK1 inhibition has been associated with hypotension (low blood pressure) and enhanced vascular permeability. Recent scientific work using specific genetic or pharmacological reduction of ROCK2 indicates ROCK2 inhibition by itself can result in anti-fibrotic activity without causing hypotension. These findings informed our strategy to develop a ROCK2-specific inhibitor, with the goal of minimizing ROCK1 inhibition, as a potential treatment for fibrosis and other diseases. We believe this approach could translate into a product candidate with enhanced tolerability potentially supporting long-term systemic use. We hold global rights to our ROCK2 inhibitor program.

CYP11B2 Inhibitors. We have created a selection of molecules with high specificity to CYP11B2 (aldosterone synthase) relative to CYP11B1, which we are investigating for the purpose of targeting aldosterone-related diseases, which include resistant hypertension, congestive heart failure, renal fibrosis and primary hyperaldosteronism. We hold global rights to our CYP11B2 inhibitor program.
Commercialization
Our lead product candidate, ANG-3070, is a highly selective, oral small molecule TKI we are developing as a potential treatment for fibrotic diseases, particularly of the kidney and lung. We reported positive data from a Phase 1 healthy volunteer study in August of 2021 and have enrolled the first patients in JUNIPER, a randomized, multi-center, double-blind, and placebo-controlled global dose-finding Phase 2 trial to evaluate ANG-3070 in patients with primary proteinuric kidney diseases (PPKDs). We hold global rights to ANG-3070, including all commercial rights. As we advance the program, we will evaluate how to successfully commercialize ANG-3070. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in DGF.
Management
Our pipeline and company strategy were originated and are supported by a management team with extensive experience and expertise in clinical research and development, business development, and commercialization. Our President and Chief Executive Officer, Jay Venkatesan, M.D., was the founder and CEO of Alpine BioSciences (acquired by Cascadian Therapeutics, which was subsequently acquired by Seagen), was a key investor in Mavupharma Inc. (acquired by AbbVie), and is a former portfolio manager of Ayer Capital and director of Brookside Capital Partners (the hedge fund group affiliated with Bain Capital). Our Chief Medical Officer and Head of Research, John F. Neylan, M.D., is a nephrologist who has held leadership roles at Keryx Biopharmaceuticals, Genzyme Corporation, and Wyeth Corporation. Our Chief Business Officer and General Counsel, Jennifer J. Rhodes, has held leadership roles at Pfizer Inc., Medivation Inc., and Adamas Pharmaceuticals, Inc. These individuals and other members of our senior management team have contributed to the clinical development, registration and/or commercialization of a multitude of approved drug products.
Company History
We were founded in 1998. From our incorporation through 2014, our efforts were primarily focused on researching pathways related to serious organ diseases and applying our medicinal chemistry expertise towards creating potential therapeutics to address the unmet medical needs of patients. Since 2014, we have focused on the clinical development of our ANG-3070 and ANG-3777 programs and translational work necessary to bring our pipeline programs to the clinic. ANG-3070 is now our lead clinical asset.

Our corporate operations are based in San Francisco, California, our clinical development and regulatory teams are primarily located in Boston, Massachusetts, and our discovery and research programs are based in Uniondale, New York.
Our Strategy
We are focused on discovering, developing, and commercializing novel small molecule therapeutics to address fibrotic diseases, particularly of the kidney and lung. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have recognized limitations. The key tenets of our business strategy are to:
▪Develop ANG-3070 in multiple renal fibrosis indications. We believe ANG-3070 can address a large unmet medical need in patients with PPKDs progressing towards renal fibrosis and end-stage renal disease. We are currently enrolling JUNIPER, a global Phase 2 trial of ANG-3070. JUNIPER is a randomized, double-blind, placebo-controlled dose-finding trial intended to assess ANG-3070 in adult patients with FSGS or IgAN, two types of PPKDs. The trial will enroll 100 patients equally among four treatment arms: 200mg ANG-3070 once daily, 400mg ANG-3070 once daily, 300mg ANG-3070 twice daily, and placebo with dosing for 12 weeks. The primary endpoint in the study is the percentage reduction in urinary protein/creatinine ratio (UPCR) at week 12. Topline data from this trial should be available in the first half of 2023.
▪Develop ANG-3070 in Idiopathic Pulmonary Fibrosis. Given multiple animal models demonstrating the activity of ANG-3070 activity in pulmonary fibrosis, we intend to complete IND-enabling work and file an IND by the end of 2022 for a Phase 2 trial of ANG-3070 in IPF, a chronic, life-threatening condition. There are two medicines currently approved for IPF by regulators, pirfenidone and nintedanib. However, we believe additional therapies are needed to treat IPF, since approximately half of IPF patients discontinue taking these approved medicines within one year. Fewer than one-third of IPF patients are currently prescribed pirfenidone or nintedanib. Despite this, the two medicines together are projected to sell $3.8 billion worldwide in 2021.
▪Advancement of our earlier-stage programs. Our ROCK2 inhibitor program is designed to advance a potent and highly selective inhibitor of ROCK2, with minimal inhibition of ROCK1, which we believe could translate into a therapeutic with enhanced tolerability in patients with fibrotic diseases. We are also developing proprietary CYP11B2 inhibitors for the purpose of targeting aldosterone-related diseases. We expect to nominate a lead compound and initiate IND-enabling studies for at least one of these earlier-stage programs by the end of 2022.
Our Pipeline
Our research and development activities are primarily focused on discovering and investigating novel small molecule therapeutics to address fibrotic diseases. All our pipeline programs were developed internally and are wholly owned by Angion. Anticipated milestones are reflected in the chart below:
ANG-3070, Our Lead Product Candidate
Our lead product candidate, ANG-3070, is a highly selective, oral small molecule TKI developed internally as a potential treatment for fibrotic diseases, particularly in the kidney and lung. ANG-3070 has demonstrated positive results in a Phase 1 healthy volunteer study, proof of concept in a variety of animal models as an anti-fibrotic agent, and the ability in vitro to inhibit pro-fibrosis tyrosine kinases at levels achievable with oral administration.
Within fibrosis, we believe there is promising therapeutic potential for ANG 3070 in PPKDs, a group of kidney diseases characterized by excess urinary protein excretion, and in types of pulmonary fibrosis, particularly IPF. In August 2021, we reported positive final data on a Phase 1 study of ANG-3070 in healthy volunteers. In December 2021 we enrolled the first patient in “JUNIPER”, a randomized, multi-center, double-blind, and placebo-controlled global dose-finding Phase 2 study in PPKD patients focused on FSGS and IgAN. We plan to file an IND for ANG-3070 in IPF by the end of 2022.

Fibrotic Diseases and Tyrosine Kinase Inhibitors
Fibrosis is a part of the body’s natural healing response to organ injury. When it becomes dysregulated, fibrosis can be highly detrimental to a normal organ’s architecture and function, potentially leading to death from organ failure. Two major organs commonly impacted by fibrosis are the kidney and the lung.
Renal or kidney fibrosis is the underlying pathological process leading to progression of chronic kidney disease (CKD), a disease affecting more than 10% of the world’s population, and renal fibrosis is currently also the best predictor of disease progression. No specific anti-fibrotic therapeutics currently exist to combat renal fibrosis.
Pulmonary or lung fibrosis is a disease which occurs when lung tissue becomes damaged or scarred. The resulting thickened, stiff tissue makes it more difficult for lungs to work properly. As pulmonary fibrosis worsens, patients have progressive shortness of breath and face increasing restrictions on activities of daily living. Pulmonary fibrosis is a family of over 200 different diseases, including IPF. At this time, pulmonary fibrosis is not reversible and remains a terminal disease.
TKIs are known to affect a wide array of biochemical pathways, including the mediation of tissue inflammation and fibrosis. TKIs are one of the largest classes of newly approved drugs, with more than 25 approved molecules worldwide targeting pathways believed to affect relevant diseases. However, tyrosine kinases are ubiquitous proteins and there is significant overlap in their structures and binding sites. This can lead to binding against unintended tyrosine kinase targets and these off-target effects are largely responsible for the toxicity associated with TKIs.
ANG-3070 was designed with the intent of having enhanced inhibition of kinases involved in inflammation and the progression of fibrosis while minimizing binding to kinases thought responsible for adverse or off-target effects. Four kinase receptors targeted by ANG-3070 include platelet-derived growth factor receptor alpha and beta (PDGFRα and PDGFRβ, respectively) and Discoidin Domain Receptors 1 and 2 (DDR1 and DDR2). ANG-3070 has demonstrated potent, low nanomolar IC50s (a standard measure of drug potency) to these tyrosine kinase receptors as shown in the figure below. PDGFRα, PDGFRβ, DDR1, and DDR2 are implicated in a number of diseases and targeting them effectively could provide a therapeutic benefit to patients with renal and pulmonary fibrosis.
PDGFRα and PDGFRβ are expressed in renal mesenchymal cells (i.e., glomerular mesangial cells) or cells with stem-cell like properties capable of maturing into a variety of critical cell types and in vascular smooth-muscle cells. In addition, they are expressed in interstitial cortical fibroblasts forming the skeleton of the kidney and medullary pericytes responsible for blood flow through the kidneys. In human renal disease, PDGFRα is upregulated in glomerulus as well as arterial smooth muscle cells and endothelial cells. Activation of PDGFRβ

specifically in renal mesenchymal cells is sufficient to induce and drive progressive glomerulosclerosis and interstitial renal fibrosis. Being able to downregulate or prevent these targets could be beneficial to patients with related renal diseases.
In patients with early, but not late stage, IPF, cells responsible for the ability of the lung to exchange oxygen, cells lining the inside of blood vessels, and fibroblasts making up the structure of the lung express increased PDGFRβ. PDGFRα is expressed in these same cells in IPF patients, plus in lung immune cells. During pulmonary fibrosis, both PDGFRα and PDGFRβ are involved in pro-fibrotic activity, suggesting a therapy specific to these targets might exert beneficial anti-fibrotic effects for patients with IPF.
DDR1 is a tyrosine kinase transmembrane receptor of collagens, expressed in several cell types and organs, including the gastrointestinal tract, brain, lung, mammary gland, and kidney. Despite collagen being the most abundant protein in the body, DDR1 is not induced or activated under normal conditions. Several studies show DDR1 is overexpressed in pathological conditions and participates in tissue adaptation to acute and chronic inflammatory lesions, including renal inflammation and fibrosis. In a mouse model of Alport’s Syndrome (AS), for example, deletion of DDR1 delays renal fibrosis. Other animal studies suggest DDR1 could play an important role in IPF, mediating the creation of permanent pulmonary surface cell lesions. Targeting DDR1 with an effective therapeutic would help reduce some of the adverse effects related to DDR1 activation, potentially helping patients with DDR1-related diseases.
In contrast to DDR1’s primary expression in epithelial cells and activation by multiple types of collagens, DDR2 is abundantly expressed in fibroblasts. In the early phase of fibrosis in IPF, TGF-β induces expression of DDR2 in lung fibroblasts and synergizes with the resulting downstream signals to accelerate formation of fibrotic tissue. In later stages of fibrosis with the fibrotic process is already established, the DDR2/ERK axis promotes the oversynthesis of extracellular matrix components, resulting in massive fibrosis. Given these roles in pro-fibrotic pathways, targeting DDR2 could help prevent or reduce fibrosis in patients with chronic fibrotic disease.

Disease Overviews and Markets
Our lead product candidate, ANG-3070, is a highly selective, oral small molecule TKI developed internally as a potential treatment for renal and pulmonary fibrosis. In December 2021, we enrolled the first patient in “JUNIPER” a randomized, multi-center, double-blind, and placebo-controlled global dose-finding Phase 2 study in PPKD patients with FSGS and IgAN. We plan to file an IND for ANG-3070 in IPF at the end of 2022.

Primary Proteinuric Kidney Disease (PPKD)
A common thread among certain kidney diseases is the presence of abnormal levels of protein in the urine, or proteinuria. This is an indication of damaged kidneys and the presence of potentially serious disease. PPKDs share proteinuria as the common primary means of diagnosis.
Despite the differences in root causes among various PPKDs, they have a common path of disease progression as seen in the figure below. PPKDs typically move from proteinuria, through the development of fibrosis, chronic kidney disease, and eventually to end-stage renal disease and kidney failure resulting in transplantation or death. Therefore, we are developing ANG-3070 to address the fibrosis experienced by PPKD patients regardless of the root etiology of their specific condition.

Four types of PPKDs include IgA nephropathy, Alport Syndrome, Focal Segmental Glomerulosclerosis, and Membranous Nephropathy.
Focal Segmental Glomerulosclerosis (FSGS) is a rare form of nephrotic disease (disease in which kidney damage allows proteins to leak into the urine) in which scar tissue develops in the glomeruli, the structures in the kidneys responsible for filtering waste from the blood. FSGS accounts for about 40% of adults with nephrotic syndrome and about 20% of children with nephrotic syndrome. In many cases, the cause of FSGS is unknown (idiopathic). In other cases, the scarring may occur because of another condition such as HIV infection, sickle cell disease, obesity, autoimmune diseases, or genetic causes. It is estimated that FSGS affects up to 40,000 patients in the United States, with a similar prevalence in Europe. More than 5,400 patients in the United States are diagnosed with FSGS every year, a number likely underestimated because of the limited number of biopsies performed to confirm the diagnosis. The disease adversely affects those of African descent more than other demographics. Current treatments for FSGS, corticosteroids and immunosuppressive drugs, are effective only in 25% to 35% of patients. Both of these therapeutic options were developed decades ago for non-renal indications and have been repurposed for FSGS given no approved therapy currently exists for this indication.
IgA nephropathy (IgAN) is the most common glomerulonephritis (GN, the inflammation of the cells in the kidney responsible for filtering the blood) globally and is responsible for between 10% and 20% of all GN in the United States. The prevalence in estimated at up to 150,000 in the United States. IgAN is caused by deposits of immunoglobulin A in the glomeruli caused by aberrant glycosylation, thereby disrupting renal function and causing blood in the urine (hematuria) and proteinuria. IgAN progresses steadily over time, with approximately 30% to 40% of patients developing ESRD over 20 to 30 years, including 20% of children who develop ESRD within 20 years of diagnosis. In 2021, the FDA granted accelerated approval for budesonide, a type of corticosteroid addressing the inflammatory component of IgAN, for IgAN patients based upon a percentage reduction in protein to creatinine ratio at nine months.
Membranous Nephropathy (MN) occurs when the glomeruli become damaged or thickened resulting in proteinuria. MN is often caused by some type of autoimmune activity. As protein leakage increases, so does the risk of long-term kidney damage. In the U.S., it is estimated around 3,000 patients per year will be diagnosed with MN, with an estimated prevalence of under 40,000. There are currently no approved drugs for MN.
Alport Syndrome (AS) is a genetic renal disease and is the second most common inherited cause of kidney failure. AS affects approximately 30,000 to 60,000 people in the United States. AS is caused by a genetic defect in type IV collagen, a component of the glomerular basement membrane in the kidney, resulting in defects in its structure and function. In some patients with inherited AS, the disease can progress very rapidly leading to kidney failure in early adulthood. As in other forms of PPKD, progressive fibrosis plays an important role in the pathophysiology and progression of AS. With no currently approved therapies to stop progressive loss of kidney function, AS represents a rare disorder with significant unmet need.

Pulmonary Fibrosis
Pulmonary fibrosis is characterized by progressive scarring (fibrosis) of the lungs, which leads to their deterioration and destruction. Over time, patients’ lung scarring progresses and breathing becomes difficult, often resulting in the lungs failing to take in enough oxygen to meet the body’s needs.
IPF is an aggressive form of pulmonary fibrosis with a median survival of two to three years from diagnosis. The course of the disease is highly variable. Certain patients become seriously ill within a few months, while others may survive for five years or longer. Most deaths in IPF occur from progression of pulmonary fibrosis leading to respiratory failure. According to the NIH, approximately 140,000 people in the United States have IPF, and approximately 30,000 to 40,000 new cases are diagnosed each year, usually affecting people between the ages of 50 to 70. EU incidence rates are estimated to be similar. Over half are undiagnosed in the mild category alone, while more could be underdiagnosed. The disease is of unknown cause and represents an important area of unmet medical need.
Systemic sclerosis with interstitial lung disease is a complex immune disorder characterized by progressive pulmonary fibrosis. Systemic sclerosis (SSc), also known as scleroderma, is caused by dysfunctional interplay between fibrosis, vascular, and immunological pathways. Interstitial lung disease (ILD) is a common complication of systemic sclerosis and is its leading cause of morbidity and mortality accounting for 35% of disease specific mortality. SSc-ILD usually develops within the first five years of the disease, with 30-40% of SSc patients developing clinically significant SSc-ILD. The U.S. prevalence of SSc-ILD is estimated to be over 60,000 with about 9,000 diagnosed each year.
There are currently two approved therapies for IPF, pirfenidone (Esbriet®, sold by Roche/Genentech) and the kinase inhibitor nintedanib (OFEV®, sold by Boehringer-Ingelheim). Nintedanib is also approved for SSc-ILD patients. Both drugs have known tolerability challenges for patients. Diarrhea and nausea are very common side effects, with 62% of patients taking nintedanib reporting diarrhea and 29% reporting nausea according to its drug label. Similarly, diarrhea was reported by 26% and nausea by 36% of patients taking pirfenidone according to its label. Patient convenience is also a recognized challenge, with nintedanib required to be dosed twice per day with food and pirfenidone three times per day with food after a three-step titration over the first two weeks. Patient drop-out rates for both drugs are substantial, with 43.8% of patients on nintedanib and 51.5% of patients on pirfenidone dropping out after 12 months. Neither therapy demonstrated an impact on patient survival in the clinical trials forming the basis for their approval. Due to the recognized limitations of these approved medicines, under 30% of U.S. patients diagnosed with IPF, despite it being a life threatening disease, are prescribed nintedanib or pirfenidone.
Despite these drawbacks to tolerability, convenience, and efficacy, pirfenidone and nintedanib generated approximately $3.8 billion in combined 2021 worldwide sales. If we are able to demonstrate in clinical trials ANG-3070 provides IPF patients with an alternative treatment option with a more acceptable tolerability, convenience, and/or efficacy profile, we would expect ANG-3070, if approved, to compete successfully with these two approved medicines. However, there is no guarantee ANG-3070 will be able to achieve these goals or, if it does, generate comparable revenues.

Our Solution: ANG-3070 for the Treatment of Renal and Pulmonary Fibrosis
By targeting tyrosine kinases receptors involved in fibrogenesis such as PDGFRα, PDGFRβ, DDR1, and DDR2, ANG-3070 could be an important potential therapeutic addressing a number of fibrotic conditions in the kidney and lung.
In August 2021, we reported positive final data from a Phase 1 study of ANG-3070 in healthy volunteers. Key findings from the study included:
•ANG-3070 achieved drug exposures in humans exceeding exposures in which activity was demonstrated in animal models of proteinuric kidney diseases
•Encouraging safety and tolerability profile, particularly given the well-recognized incidence and severity of gastrointestinal side effects in approved TKIs
•Pharmacokinetic data supportive of potential once-daily oral dosing for ANG-3070

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
ANG-3070 was generally well-tolerated at all doses and there were no Serious Adverse Events reported at any dose schedule or level. The reported (non-serious) Adverse Events (AEs) were seen mostly at higher doses, 600 mg administered once daily and 500 mg administered twice daily over two weeks. These AEs included nausea, abdominal cramps, and diarrhea. Generally, these AEs were mild to moderate.
Pharmacokinetic highlights from the Phase 1 study included:
•ANG-3070 was rapidly absorbed within 1-2 hours under fasting conditions;
•Dosing with food delayed absorption to 3-4 hours with no change in exposure but lower incidence of nausea when given with food;
•Mean half-life (T1/2) of 15-21 hours and small/no accumulation in blood after 14 days supports either once or twice per day dosing; and

•Urinary excretion less than 3%, suggesting dose reduction in patients with kidney disease may not be required
An important finding from the Phase 1 study was human exposure levels as measured by AUC between 0-24 hours after dosing exceeded active exposure levels seen in the preclinical animal studies of ANG-3070. The figure below compares exposure levels in the passive Heymann’s nephritis rat model of MN with the exposure levels seen in the Phase 1 study. The blue box indicates the dose range where ANG-3070 was demonstrated to be active in the MN rat model. The pair of bars on the left side notes a 15 mg/kg dose in rats provided equivalent drug exposure to 3 mg/kg or about 200 mg once daily dose in humans. The next set of bars to the right show the upper end of a 50 mg/kg dose in rats was equivalent to the 6mg/kg or about 400 mg once daily in humans. A human dose of 250 mg twice a day, which was well-tolerated in the Phase 1 study, provides ANG-3070 exposures well above those seen as necessary for activity in animal models. Finally, the multi-colored bar on the right side of the graph shows the no adverse event level in non-human primates was not seen until about 250 mg/kg, or an equivalent human dose of about 5,600 mg once daily. Taken together, these exposure data demonstrate a large margin between doses seen as active in animal studies and much higher dose levels required to show toxicity in animal models.
Based upon the Phase 1 study data, in December 2021 we enrolled the first patient in JUNIPER, a randomized, multi-center, double-blind, and placebo-controlled global Phase 2 dose finding study in PPKD patients focused on FSGS and IgAN. The study plan is to enroll appropriately 100 patients at a 1:1:1:1 ratio to ANG-3070, 200 mg QD (once daily), 400 mg QD, 300 mg BID (twice daily), or placebo (QD or BID) administered daily for 12 weeks. The primary endpoint is the percentage change in urinary protein/creatinine ratio (UPCR) at week 12.

Key enrollment criteria for the study include:
•Diagnosis of IgAN or primary FSGS confirmed by past renal biopsy or genetic forms of FSGS on standard of care (SoC) for at least 12 weeks prior to enrollment
•eGFR > 40mL/min/1.73m2, urinary protein > 1g/day, stable blood pressure, SoC background therapy of ACEi or ARB with up to 20 patients with and eGFR > 30 but < 40mL/min/1.73m2
•Any other RAAS/SGLT-2/immunomodulatory medications must be stable for prior 12 weeks.
The goals of the JUNIPER study are:
•Provide enough information of effect of ANG-3070 on proteinuria to determine a regulatory strategy in PPKD patients
•Determine the proper dose for subsequent studies
•Discover whether the proper dose may be different for IgAN patients than FSGS patients
•Gather additional safety, tolerability, biomarker, and PK/PD data on ANG-3070
We are also planning a Phase 1B study in patients with IPF, to begin in 2022. The preliminary plan is to enroll IPF patients who are either treatment naïve or have been proven intolerant of approved therapies to evaluate the pharmacokinetics and safety and tolerability of ANG-3070. Subsequently, we are planning a Phase 2 study where the primary endpoint is likely to be pulmonary function tests at 6-12 months and we expect this trial to also compare multiple doses of ANG-3070 against placebo.
In addition to the Phase 1 data in healthy volunteers, the clinical plans for ANG-3070 in kidney and pulmonary fibrosis are supported by a broad program of preclinical animal studies. ANG-3070 has demonstrated activity in preclinical models across renal and pulmonary fibrosis.

ANG-3777
ANG-3777 was designed to be a first-in-class hepatocyte growth factor (HGF) mimetic. We engineered ANG-3777 to mimic the biological activity of HGF in activating critical pathways in the body’s natural organ repair process following an acute organ injury. In 2021, we reported the results of three clinical trials of ANG-3777. None of the trials were positive on their primary endpoints, but we believe ANG-3777 demonstrated biologic activity in the Phase 3 trial of kidney transplant patients with delayed graft function (DGF) and in the Phase 2 trial in patients at risk for acute kidney injury associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI).
We continue to work with our license partner Vifor Pharma on the process of closing out our analyses of data from the 2021 clinical trial readouts. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in DGF, given these clinical results. There are no funds budgeted for additional clinical trials for ANG-3777.

Our Preclinical Pipeline
We plan to select clinical lead candidates for one or more of these preclinical programs and begin IND-enabling studies by the end of 2022.

ROCK2 Program for Fibrotic and Other Diseases
Our ROCK2 program includes a number of highly selective, oral, small molecule inhibitors of ROCK2 developed internally as a potential treatment for fibrotic and other diseases. Rho-associated coiled-coil forming protein kinase (ROCK) signal transduction pathways are implicated in the development of fibrosis. Inhibition of the ROCK isoforms ROCK1 and ROCK2 has shown promise in treating fibrosis in animal models. However, use of a non-isoform-specific ROCK inhibitor (i.e., dually inhibits ROCK1 and ROCK2) has been associated with inducing hypotension. Recent scientific work using specific genetic or pharmacological inhibition of ROCK2 indicates ROCK2 inhibition alone can result in anti-fibrotic activity without causing hypotension. These findings informed our strategy to develop ROCK2-specific inhibitors as a potential treatment for fibrosis.
Multiple dual ROCK1/2 inhibitors have received regulatory approval, including ripasudil (Glanatec®), which is approved in Japan for treating glaucoma and ocular hypertension, fasudil (ErilTM), which is approved in Japan and

China for treating cerebral vasospasm in hemorrhagic stroke, and netarsudil (Rhopressa®), which is approved in the United States for the treatment of glaucoma. The ROCK2-selective inhibitor belumosudil has been approved by the FDA for the treatment of chronic graft-versus-host disease.
Elevated expression of ROCK2 has been implicated in a number of chronic fibrotic conditions and other diseases. ROCK2 is significantly upregulated in fibrotic kidneys in both pediatric and adult patients, with ROCK2 levels positively correlated with the severity of the fibrosis. Study of ROCK2 inhibition in the unilateral ureteral obstruction (UUO) model of renal fibrosis showed ROCK2 inhibition alleviates renal fibrosis. Furthermore, in a mouse model of IPF, researchers found mice with either ROCK1 or ROCK2 genetically deleted were protected from bleomycin-induced IPF, indicating specifically targeting either ROCK isoform would be an effective therapeutic strategy against IPF. ROCK2 expression in vitro has also been associated with co-expression of fibrotic liver markers. Elevated ROCK2 levels are seen in cardiac hypertrophy, cardiac fibrosis and diastolic dysfunction. ROCK2 has also been shown to play a role in neurodegenerative disorders such as amyotrophic lateral sclerosis, Parkinson's disease and Alzheimer's disease. As a result, we believe a potent ROCK2 inhibitor should prevent disease progression in chronic fibrotic diseases and potentially be useful in a variety of other cardiac and neurodegenerative disorders.
Dual ROCK1/2 inhibitors can have problematic side effects including hypotension and increased vascular permeability. In an in vitro analysis measuring binding affinity for ROCK2 and ROCK1, our ROCK2 selective inhibitors show much stronger binding affinity for ROCK2 versus ROCK1. We believe high selectivity for ROCK2 could provide enhanced tolerability, potentially supporting long-term systemic use.

CYP11B2 (Aldosterone Synthase) Inhibitor Program
Aldosterone is a hormone produced in the adrenal glands which helps control the body's blood pressure by causing the kidneys to retain salt and excrete potassium, thereby increasing water retention, blood volume and blood pressure. CYP11B2 is a member of the broad cytochrome P450 family and is responsible for the biosynthesis of aldosterone. There are a number of diseases associated with dysregulated aldosterone, including primary hyperaldosteronism (Conn's Syndrome), refractory hypertension, congestive heart failure and kidney fibrosis. As a result, we believe inhibition of CYP11B2 could potentially be used in aldosterone-related diseases.
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
Two hormonal mineralocorticoid receptor antagonists (MRAs), spironolactone and eplerenone, plus a non-steroidal MRA (finerenone), are also involved in blocking the effects of aldosterone. MRAs act by binding to the mineralocorticoid receptor to prevent aldosterone from having its biologic effect on blood pressure and renal excretion and absorption of salt and potassium. However, approved MRAs have the downside of increasing circulating levels of aldosterone, leading to increased activity of aldosterone through its non-MR mechanisms. Aldosterone acts on the vascular system by inducing oxidative stress, inflammation, fibrosis and endothelial dysfunction through both MR-dependent and MR-independent pathways. As such, increased levels of aldosterone have direct deleterious effects on the progression of congestive heart failure and renal fibrosis.
We have created a selection of molecules with high specificity to CYP11B2 relative to CYP11B1 and continue work towards selecting a clinical lead for the program.
Manufacturing
We rely upon third-party contract manufacturing organizations to manufacture and supply product candidates for our clinical trials, and we will rely on such manufacturers to meet commercial demand. We expect this strategy will enable us to maintain a more efficient infrastructure, avoiding dependence on our own manufacturing facility and equipment, while simultaneously enabling us to focus our expertise on the clinical development and future commercialization of our products. Currently, we rely on and have agreements with a single third-party contract manufacturer to supply the drug substance for ANG-3070 and with a single third-party contract manufacturer to manufacture all clinical trial supplies of ANG-3070. We currently have sufficient inventory of ANG 3070 to meet all requirements for our planned clinical trials. We expect to qualify additional suppliers for ANG 3070 drug substance and ANG 3070 clinical trials supplies to support future clinical trials, and we expect to enter into commercial supply agreements with such manufacturers prior to any potential approval of ANG 3070. ANG-3070 drug substance is manufactured via conventional organic synthetic procedures, starting from raw materials and reagents commercially available in large quantities. ANG-3070 drug product is manufactured via conventional pharmaceutical processing procedures, employing commercially available excipients and packaging materials. The procedure and equipment employed for manufacture and analysis are consistent with standard organic synthesis or pharmaceutical production, and are transferable to a range of manufacturing facilities, if needed.
We are in discussions with third party manufacturers to identify additional suppliers to produce our other product candidates.
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
With respect to ANG-3070, clinical programs potentially competitive in PPKDs generally focus on immune system modification, repurposed or novel hemodynamic (blood pressure) modifiers, and other approaches. In contrast, we believe ANG-3070 is the only clinical-stage anti-fibrotic in development for PPKDs. Given the disease progression path for PPKDs, programs not specifically addressing renal fibrosis have the potential to be more complimentary than competitive. In 2021, Tarpeyo® (budesonide) from Calliditas was granted accelerated approved by the FDA for IgAN, one form of PPKD. Phase 3 programs in PPKD include:
•Atrasentan from Chinook Pharmaceuticals (IgAN, FSGS, Alport)
•Bardoxolone methyl from Reata Pharmaceuticals (Alport)
•Iptacopan from Novartis (IgAN)
•Narsoplimab form Omeros (IgAN)
•Sibeprenlimab from Visterra/Otsuka Pharmaceuticals (IgAN)
•Sparsenten from Travere Therapeutics (IgAN, FSGS)
•DMX-200 from Dimerix (FSGS)
Phase 3 clinical programs potentially competitive with ANG-3070 in pulmonary fibrosis (IPF and SSc-ILD) include:
•There are two approved therapies, pirfenidone (Esbriet®, sold by Roche/Genentech) for IPF and nintedanib (OFEV®, sold by Boehringer-Ingleheim) for IPF and SSc-ILD.
•ORG-447 from Agomab Therapeutics for IPF
•PLN-74809 from Pliant Therapeutics for IPF
•PRM-151 from Roche/Genentech for IPF
•Taladegib from Endeavor Biosciences for IPF
With respect to competition for our ROCK2 inhibitor program:
•Netarsudil ophthalmic solution from Aerie Pharmaceuticals, Inc. was first approved by the FDA in 2017 as a topical agent for reducing intraocular pressure in patients with open-angle glaucoma and ocular hypertension
•Kadmon Holdings, Inc.'s belumosudil (KD025), a ROCK2 inhibitor with reduced selectivity against ROCK1, in the clinic for several indications, and approved for chronic graft versus host disease

•Fasudil developed by Asahi Kasei approved in Asia is being investigated by Woolsey Pharmaceuticals in ALS, retinopathy of prematurity, and dementia
•CXC007 from Redx Pharma Plc
•Other ROCK2 inhibitors in preclinical development.
Regarding competition for our CYP11B2 inhibitor program:
•CIN-107 from CinCor Pharma is a CYP11B2 inhibitor in multiple Phase 2 trials for resistant hypertension, uncontrolled hypertension, and primary aldosteronism.
•PB6440 from PhaseBio is a CYP11B2 inhibitor preparing for Phase 1 trials in 2022 in treatment resistant hypertension
Across each of our development areas, other, potentially competitive, clinical-stage technologies are being developed. Also, companies developing preclinical molecules could decide to pursue development in our chosen indications and potentially compete with us. This could lead to commercial challenges as well as difficulties enrolling clinical trials if they were to target the same indications we are pursuing.
Intellectual Property
The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. We pursue various avenues of intellectual property protection, including consideration of patent, trademark, and trade secret strategies. We have sought patent protection in the United States and internationally for our programs relating to small molecule compounds with our tyrosine kinase inhibitors (including ANG-3070), HGF-like activity (including ANG-3777), our ROCK2 inhibitors and our CYP inhibitors. Our patent strategy seeks to protect our product candidates by filing patent applications, in the United States and in relevant foreign jurisdictions, and we pursue multi-faceted protection, as available, for example to relevant small molecule compounds and analogs, pharmaceutical compositions and related methods of manufacture and use. Our policy is to pursue, maintain and defend patent rights in order to protect the technology, inventions and improvements that are commercially important to our business. We also rely on trade secret protection for certain intellectual property that may be important to the development of our business and expect to pursue trademark registrations for brand names or other text or images that may provide commercial value.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more of our patents may be eligible for limited Patent Term Extension under the Hatch-Waxman Act in the United States, Supplementary Protection Certificate in Europe.
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

ANG-3070 Tyrosine Kinase Inhibitor Program
As of January 1, 2022, compound, pharmaceutical composition and methods of use claims to our kinase inhibitors are covered in patents issued in the United States. We also owned issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan; and a pending application in Canada. The European patent was validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey, and the United Kingdom. A continuation application is pending in the United States. These patents, and patents that may issue from the pending applications, provide patent protection until 2033, assuming payment of all appropriate annuities and/or maintenance fees.
We have filed a PCT application directed to the use of ANG-3070 in the treatment of irritable bowel syndrome (IBS). Patents issuing from corresponding national applications will expire in 2040.
As of January 1, 2022, we had filed three PCT applications relating to solid forms of ANG-3070, methods of treating fibrotic diseases, and biomarkers relating to ANG-3070, whose twenty-year presumed terms expire in 2041.
As of January 1, 2022, we had filed a provisional patent application relating to gene expression levels associated with treatment comprising ANG-3070.
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
CYP11B2 Inhibitor Program
The patent portfolio for the CYP11B2 inhibitor program includes pending applications in the United States, Australia, Canada, Europe, Israel, and Japan, each of which would have presumed twenty-year terms expiring in 2038. As of January 1, 2022, we owned issued patents in the United States that claim, among other things, ANG-3598 composition of matter, pharmaceutical compositions comprising ANG-3598, and methods of treating renal fibrosis. We also owned issued patents in Australia, China, Israel, and India. Each of the patents expire in 2035 and any patents that may issue from the pending applications have twenty-year presumed terms expiring in 2035.
ANG-3777
The patent portfolio for ANG-3777 includes patents and patent applications that describe and/or specifically claim pharmaceutical compositions whose active agent is ANG-3777 and uses thereof, as well as compounds structurally related to ANG-3777, pharmaceutical compositions and uses thereof. As of January 1, 2022, we owned issued patents in the United States that claim, among other things, pharmaceutical compositions comprising ANG-3777. We also owned issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan. Granted European patents have been validated in the following European countries: Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Sweden, Switzerland/Liechtenstein, and the United Kingdom.

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
We have issued claims in the United States to solid forms of ANG-3777 which expires in 2040, and pending applications in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, Japan, Korea, Mexico, New Zealand, Singapore, and the United States Patents issuing from these applications will expire in 2040.
We have filed a PCT application directed to the use of ANG-3777 in the treatment of delayed graft function. Patents issuing from corresponding national applications will expire in 2040.
As of January 1, 2022, we had filed two provisional patent applications relating to ANG-3777 whose twenty-year presumed terms expire in 2041.
Under the Hatch-Waxman Act, a single patent term restoration of up to five years in the United States may be available. We also may be eligible for similar restoration of term in Europe under supplementary protection, certificate rights, and similar extensions in certain other countries.

Licenses and Collaborations
License Agreement with Vifor Pharma
In November 2020, we granted Vifor Pharma, an exclusive, global (excluding Greater China), royalty-bearing license (the Vifor License), for the commercialization of ANG-3777 in all Renal Indications, beginning with DGF and CSA-AKI. The Vifor License also grants Vifor Pharma exclusive rights, with a right to sublicense subject to our consent for certain specified conditions, to develop and manufacture ANG-3777 for commercialization in Renal Indications worldwide (excluding Greater China) in cooperation with us or independently. We retain the right to develop and commercialize combination therapy products combining ANG-3777 with our other proprietary molecules, subject to Vifor Pharma's right of first negotiation with respect to global (excluding Greater China) rights to such combination therapy products in the Renal Indications. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although the Vifor License includes additional milestone and royalty objectives, we do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue the clinical development plan for ANG-3777 , which had included a Phase 3 study for CSA-AKI and a phase 4 confirmatory study in DGF.. We and Vifor continue to complete the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and discuss the future of the collaboration.
Collaboration with the University of Michigan
In 2019, we entered into a subcontractor agreement with The Regents of the University of Michigan (UM), under which we provide funding for identification of ANG-3070-responsive disease marker profiles in rodent models, and their intersection with existing data on patients with various forms of nephrotic kidney disease, to identify potential ANG-3070-responsive patient subsets. Under this agreement we obtain access to the Nephrotic Syndrome Study Network (NEPTUNE), an integrated group of academic centers, patient support organizations and clinical resources dedicated to advancing the treatment of kidney disorders. The goal of work under this agreement, which we support through a grant from the U.S. Department of Defense, is to identify human disease and drug response profiles based upon the genes, networks and pathways that correlate with the therapeutic activity of ANG-3070 in primary FSGS and other fibrotic renal diseases. We are obligated to provide to UM up to a total of $520,000 over the course of the project. We have an option to license and commercialize intellectual property generated during the term of the agreement that is solely owned by UM under commercially reasonable terms. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. On March 21, 2022, Angion provided written notice to UM of its intention to terminate the subcontractor agreement as Angion believes the work under the related U.S. Department of Defense grant to be complete.

License Agreement with Ohr Cosmetics LLC.
In November 2013, we granted Ohr an exclusive worldwide license, with the right to sublicense, under our patent rights covering one of our CYP26 inhibitors, for the use in treating conditions of the skin or hair. Sublicensees may not grant further sublicenses under our patent rights other than to affiliates of such sublicensees and entities with which sublicensees are collaborating for the research, development, manufacture and commercialization of the products. Ohr will pay us a royalty at a rate in the low single digits on gross revenue of products incorporating ANG‑3522, and milestone payments potentially totaling up to $9.0 million based on achievement of sales milestones. Royalties and milestone payments will be paid until the later of 15 years from the first commercial sale of a licensed product or the last to expire licensed patent rights. The royalty rate is subject to adjustments under certain circumstances. The Ohr License represents a related-party transaction, as discussed in Note 15 in this Annual Report on Form 10-K below, and we believe the Ohr License was made on terms no less favorable to us than those we could obtain from unaffiliated third parties. No revenue from this license agreement was recognized during the year ended December 31, 2021.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, impose privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and their covered subcontractors that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (Affordable Care Act), imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and "transfers of value" provided to physicians (as defined by statute), certain other health care professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
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
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Affordable Care Act was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the Affordable Care Act increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain "branded prescription drugs" to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, executive branch and congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. By way of example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On June 17, 2021. the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is also unclear how other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2031 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
Data Privacy and Security
Pharmaceutical manufacturers may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon "covered entities" (health plans, health care clearinghouses and certain health care providers), and their respective business associates, and their covered subcontractors that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act 15 U.S.C § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
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
Human Capital Resources
As of December 31, 2021, we had 71 full-time employees, who provide full time support to us, and 23 consultants who provide part time support to us. As of March 1, 2022, we had 39 full time employees and 14 part time consultants. None of our employees are represented by a labor union or covered by collective bargaining agreements and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
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
Risks Relating to Our Financial Position and Need for Additional Capital
We are a clinical-stage biopharmaceutical company with no products approved for sale and we have not generated any product revenue to date, which makes it difficult to assess our future viability.
We are a clinical-stage biopharmaceutical company. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet submitted any product candidates for approval or received approval of any product candidate by regulatory authorities in any jurisdiction, including the United States Food and Drug Administration (FDA). We do not expect to generate revenue from product sales unless we, or we or our collaborators, obtain approval and commercialize our product candidates, which we do not expect to occur for several years, if ever. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3070 and our other product candidates through clinical and preclinical development, seek regulatory approval for ANG-3070 or any of our other product candidates, and continue to incur expenses to protect our intellectual property, maintain our general and administrative support functions, including hiring additional personnel, and incur costs associated with operating as a public company.
In addition, while we have a license agreement with Vifor Pharma relating to ANG-3777 that contemplates upfront, regulatory and commercial milestone payments as well as royalties on sales of ANG-3777, we do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License , which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF. Thus, it is unlikely we will receive any substantial revenue stream from milestone or royalty payments under the license agreement.
If we are unable to enroll our clinical trials for ANG-3070 or if ANG-3070 or any of our other product candidates fail in ongoing clinical trials or do not gain regulatory approval, we may never generate revenue or become profitable.

To achieve our goals we will require substantial additional funding, for which capital may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our clinical trials or operations.
We have invested and will continue to invest a significant portion of our efforts and financial resources in research and development activities. We are currently in the process of advancing ANG-3070 through a Phase 2 dose-finding clinical trial in 100 patients with Primary Proteinuria Kidney Diseases (PPKDs), specifically FSGS and IgAN patients, in the United States, Georgia, Bulgaria, Lithuania, Spain and Australia, and other product candidates through preclinical and potential clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development, including additional clinical studies, and seek regulatory approval for ANG-3070 for any indication as well as to conduct the research, clinical and regulatory activities necessary to bring our other product candidates to market. Regulatory authorities in the United States and elsewhere could also require that we perform additional preclinical studies or clinical trials to receive or maintain regulatory approval of our product candidates, including ANG-3070, and our expenses would further increase beyond what we currently expect. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development of such product candidates as well as the costs of commercializing any of our wholly-owned product candidates and those for which we retain the right to commercialize.
We estimate our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements well into 2023. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
▪the scope, progress, results and costs of researching and developing ANG-3070 or other product candidates, and conducting preclinical studies and clinical trials;
▪the outcome of our ongoing and future clinical trials, including our ANG-3070 Phase 2 clinical trial in PPKD;
▪whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
▪the willingness of the FDA and foreign regulatory authorities to accept the results of our ongoing ANG-3070 Phase 2 clinical trial, as well as our other completed and planned clinical trials and preclinical studies and other work;
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
▪the costs associated with securing and establishing manufacturing capabilities, as well as those associated with packaging, warehousing and distribution; and
▪the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future and the timing and amount of payments thereunder.
Until such time we can generate sufficient revenue from sales of ANG-3070 or any other product candidate, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credits or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. This may be particularly true if global capital markets continue to experience extreme volatility due to the COVID-19 pandemic or armed conflict. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
Risks Relating to the Development and Regulatory Approval of Our Product Candidates
COVID-19 could adversely impact our business, including our clinical trials and financial condition.
We have been and continue to be subject to risks related to public health crises such as the global pandemic associated with COVID-19. As COVID-19 continues to persist around the globe, we may continue to experience disruptions that could severely impact our business and clinical trials, including:
▪delays or difficulties in enrolling patients in our clinical trials, including our ANG-3070 Phase 2 study in PPKD with clinical sites in Eastern Europe, namely Georgia, Lithuania and Bulgaria;
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
▪delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.
We are continuing to evaluate the impact of the COVID-19 restrictions on our expected pace of enrollment, as such impacts could delay the timing of topline results in our ongoing clinical trials.
The global pandemic of COVID-19 continues to evolve. The extent to which COVID-19 may impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease and its variants, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Product development and regulatory approval involve a lengthy and expensive process with uncertain outcomes. We cannot be certain ANG-3070 or any of our other product candidates will receive or maintain regulatory approval and, without regulatory approval, we and our collaborators will not be able to market our product candidates.
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
We cannot predict whether our ongoing or future clinical trials of our product candidates will be successful, or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or that we conduct in the future. Accordingly, we may never receive approval of ANG-3070 or any of our other product candidates, or be authorized to market and sell our product candidates to customers. If we are unable to obtain approval from regulatory authorities for ANG-3070 or any of our other product candidates, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

Delays or difficulties in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for ANG-3070 and our other product candidates.
Delays in the commencement, enrollment, and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We are currently enrolling patients in our Phase 2 clinical trial of ANG-3070 for PPKD. Delays in any of our clinical trials may increase the amount of additional funding we will require to complete these trials. The commencement, enrollment, and completion of clinical trials can be delayed, challenged or suspended for a variety of reasons, including but not limited to:
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
▪the extent to which the Russian invasion of Ukraine may impact our clinical trials and our or our CROs' ability to monitor such trials;
▪availability and efficacy of approved medications or competing product candidates in development for the disease under investigation;
▪the patient eligibility criteria defined in the protocol;
▪the ability to attract and retain patients and the general willingness of patients to enroll, consent and complete participation in the trial;
▪the extent to which there is competition for patients to enroll in clinical trials;
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
Changes in regulatory requirements and related guidance related to regulatory approval may also occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of our clinical trials.
Furthermore, if we are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those contemplated, our ability to obtain or maintain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

Clinical failure can occur at any stage of clinical development, and the results of earlier clinical trials are not necessarily predictive of future results.
Clinical failure can occur at any stage of our clinical development. For example, in the fourth quarter of 2021, we disclosed the results of the ANG-3777 Phase 3 clinical trial for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI), neither of which met their primary endpoints despite the existence of encouraging pre-clinical and clinical data for ANG-3777 established prior to initiating such studies. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to various interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 registration trials, even after seeing promising results in earlier clinical trials.
In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials as we have never previously completed a Phase 3 registration trial with results sufficient to obtain regulatory approval or submitted an NDA to the FDA or a marketing application to any foreign regulatory authority, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal it is not practical or feasible to continue development efforts.
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
If ANG-3070 or our other product candidates are the subject of clinical trial failures or are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed.

Our clinical trials could be disrupted by the uncertainty of war due to the aggressive actions taken by Russia which, if this occurs, could delay our ability to complete our clinical trials.
We are currently in the process of advancing ANG-3070 through a Phase 2 clinical trial in 100 patients with Primary Proteinuria Kidney Diseases (PPKD), specifically FSGS and IgAN patients, including trial sites in Georgia, Bulgaria and Lithuania. In late February 2022, Russia initiated significant military action against Ukraine, and given the proximity of Georgia, Bulgaria and Lithuania to Russia there may be significant uncertainty and unrest in these countries which could impair or delay the progress of our clinical trials in those countries. Further, in response to the Russian invasion of Ukraine, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on our clinical trials or our business, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, impair the progress of our clinical trials, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

Our product candidates may have undesirable side effects which may delay or halt clinical development or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings, or otherwise limit their sales.
The results of our clinical trials of our product candidates may show that such product candidates led to patient safety concerns or undesirable or unacceptable side effects, creating risk to the patient which is deemed to outweigh the potential benefits of treatment to that patient. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Any such event could interrupt, delay or halt such clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities or result in restrictive label warnings, if approved. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
ANG-3070 is a tyrosine kinase inhibitor (TKI). TKIs are widely used across a range of indications. Depending on their specific targets, TKIs have been associated with several near and long-term side effects. They have been most extensively used in cancer where cardiopulmonary toxicity, myelosuppression, and gastrointestinal toxicity have been key side effects in addition to several others. TKIs have also been studied in fibrosis, with nintedanib being approved for IPF. Nintedanib has been associated with several side effects including severe liver injuries, arterial thromboembolic events and gastrointestinal disorders including diarrhea, nausea and vomiting, and risk of bleeding. Pirfenidone, with an unknown mechanism of action, has also been approved in IPF and has been associated with elevated liver enzymes, diarrhea, nausea vomiting, photosensitivity and rash.
While we believe the preliminary safety and pharmacokinetic data from our Phase 1 healthy-volunteer study in Australia support the conduct of our ongoing Phase 2 clinical trial in PPKD and additional clinical trials, there can be no assurance similar or unforeseen side effects will not occur during such clinical trial. The range and potential severity of possible side effects from systemic therapies is significant.
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

Clinical trials of our product candidates may not uncover all possible adverse effects patients may experience or be indicative of the effect of our product candidates post approval in the general population.
Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. By design, clinical trials are based on a limited number of subjects and are of limited duration of exposure to the product, to determine whether the product candidate demonstrates the substantial evidence of efficacy and safety necessary to obtain regulatory approval. As with the results of any statistical sampling, we cannot be sure that any evidence of efficacy will be repeated in the general population or all side effects of our product candidates may be uncovered. It may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration may a more complete safety and efficacy profile be identified Further, even larger clinical trials may not identify rare serious adverse events, and the duration of such studies may not be sufficient to identify when those events may occur particularly for adverse events or safety risks that could occur over time, such as the development and diagnosis of cancer. Other products have been approved by the regulatory authorities for which safety concerns have been uncovered following approval. Such safety concerns have led to labeling changes, restrictions on distribution through use of a REMS, or withdrawal of products from the market, and any of our product candidates may be subject to similar risks.
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
We plan to develop a pipeline of product candidates to treat potentially life-threatening acute organ injuries and fibrotic diseases. However, due to the significant resources required for the development of our product candidates, we must focus on specific indications and decide which product candidates to pursue and the amount of resources to allocate to each. For instance, in 2022, we plan to identify a lead candidate in one or more of our pre-clinical programs, but not in all such programs. Our primary focus is on advancing ANG-3070 in PPKD through our ongoing Phase 2 dose-finding study in that population and filing an IND to support the clinical development of ANG-3070 in IPF.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include: the U.S. federal Anti-Kickback Statute; U.S. federal civil and criminal false claims laws, including the civil False Claims Act; the federal fraud provision of the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA); HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH; the FDCA; the U.S. Physician Payments Sunshine Act; federal consumer protection and unfair competition laws; analogous U.S. state laws and regulations, including state anti-kickback and false claims laws; and similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
Ensuring that our current internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business and our ability to sell our products may be materially harmed.

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
In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (Affordable Care Act), was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
Since its enactment, there have been judicial, executive branch and congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, legislation informally titled the Tax Cuts and Jobs Acts (TCJA) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by

Congress. Thus, the Affordable Care Act will remain in effect in its current form. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is unclear how such challenges or the health reform measures of the Biden administration will affect the Affordable Care Act or our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have become increasingly aggressive in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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

We rely on single-source third party contract manufacturing organizations to manufacture and supply our product candidates, and if the FDA or foreign regulatory authorities do not approve these manufacturing facilities or if these organizations fail to perform, our ability to conduct clinical trials and obtain regulatory approval our product candidates may be harmed.
We do not own facilities for clinical and commercial manufacturing of our product candidates, including ANG-3070, and we rely upon third-party contract manufacturing organizations to manufacture and supply product candidates for our clinical trials and we will rely in such manufacturers to meet commercial demand. Currently, we rely on and have agreements with a single third-party contract manufacturer to supply the drug substance for ANG-3070 and to manufacture all clinical trial supplies of ANG-3070.

Additionally, the facilities at which ANG-3070 or any of our other product candidates are manufactured must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent our third-party vendors for compliance with the current Good Manufacturing Practice requirements (cGMPs). requirements of United States and non-United States regulators for the manufacture of our active ingredients, drug products, and finished products. If our manufacturers cannot successfully manufacture material conforming to our specifications and cGMPs of any applicable governmental agency, our product candidates will not be approved or, if already approved, may be subject to recalls or demands by regulatory agencies to stop selling the product until manufacturing issues are resolved.
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
Any of these factors could delay the development or approval of our product candidates, cause us to incur higher costs or prevent us from developing our product candidates successfully. Furthermore, if the supply chain for our clinical trial materials is interrupted or if any of our contract manufacturers fail to deliver the required clinical trial supplies on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we may be unable to supply our clinical trial programs with clinical trial materials which could delay our programs and increase our costs. For instance, we are conducting our ongoing Phase 2 of ANG-3070 in certain countries in Eastern Europe, namely Georgia, Bulgaria, and Lithuania. If our supply chain in the region is interrupted for any reason, including the current war in Ukraine, the dosing of patients in our Phase 2 clinical trial could be slowed, delayed or stopped. Further, such challenges could be compounded by the COVID-19 pandemic.

Changes in structure of or funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, the maintenance of regulatory review timelines, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The lack of appropriate funding or appropriate resource for the FDA, could have material adverse effect on our ability to develop ANG-3070 and our product candidates.

We have and may continue to conduct future clinical trials outside of the United States. The FDA and other regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We are enrolling or plan to enroll patients in our Phase 2 clinical trial of ANG-3070 for PPKD in Georgia, Australia, Lithuania, Bulgaria, Spain, Italy and potentially other jurisdictions under separate clinical trial applications in such jurisdictions. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, such trials may not be subject to IND review, meaning the FDA may not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require additional clinical trials in order to seek FDA approval. If the FDA does not accept data from our clinical trials of ANG-3070 and any future product candidates conducted outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of ANG-3070 and any future product candidates.
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
▪additional foreign regulatory requirements;
▪foreign exchange fluctuations;
▪patient monitoring and compliance;
▪compliance with foreign manufacturing, customs, shipment and storage requirements;
▪cultural differences in medical practice and clinical research;
▪diminished protection of intellectual property in some countries, and
▪operational risks resulting from war and conflict certain countries or in proximity to the countries in which we are conducting our clinical trials.

If manufacturers obtain approval for generic versions of our products or product candidates, our business will be materially harmed.
In our industry, much of an innovative product's commercial value is realized while it has patent protections and market exclusivity. When market exclusivity expires generic versions of the product can be approved and marketed, and there can be substantial decline in the innovative product's sales.
Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. If we are unable to secure or maintain our exclusivities, we may face generic competition that could materially impede our ability to effectively commercialize our products, including be reducing the price we can charge and reducing our market share. ANG-3070 and our other product candidates are protected by a number of granted and pending patent applications, and may be entitled to certain regulatory exclusivities if approved.
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

Risks Relating to Collaborations and Commercialization of Our Product Candidates
If we are able to develop and obtain regulatory approval for any of our product candidates, our business will be materially harmed if we are unable to successfully commercialize such approved products.
Even if we receive regulatory approval of any product candidate, including ANG-3070, it is uncertain whether we will be able to successfully commercialize such product. Our marketing of any approved product will be limited to the product’s approved use and potentially subject to other limitations as set forth in its approved prescribing information and package insert. Accordingly, we cannot ensure any of our future approved products will be successfully developed, approved or commercialized. If we are unable to successfully commercialize our future approved products, we may not be able to generate sufficient revenue to operate our business. In particular, the future commercial success of any approved product is subject to a number of risks, including the following:
▪the emergence of unknown side effects causing an approved drug to be taken off the market;
▪the receipt of market acceptance by physicians, hospitals, payers and patients;
▪our ability to obtain meaningful pricing and reimbursement for any approved product, and
▪our ability to obtain, maintain or enforce our patents and other intellectual property rights related to our approved products.
Our existing collaborations as well as additional collaboration arrangements we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
We have licensed certain rights with respect to ANG-3777 to Vifor Pharma, and in the future we may seek additional collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining development and/or commercialization rights for ourselves as compared to entering into collaboration arrangements.
The success of our existing and any future collaboration arrangements, will depend heavily our ability with our collaborators to develop and obtain approval of the any licensed product or product candidate and on the efforts and activities of our collaborators. For instance, in November 2020, we entered into a license agreement (the Vifor License) with Vifor International, Ltd. (Vifor Pharma), granting Vifor Pharma global rights (excluding Greater China) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications and congestive heart failure. Pursuant to the Vifor License, we are eligible to receive certain clinical, post-approval, or sales milestone payments, and/or royalties, based upon the clinical development plan for ANG-3777 set forth in Vifor License. However, we do not expect to receive any such payments as we do not intend to continue to pursue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF, for ANG-3777 based upon clinical trial results for ANG-3777 disclosed in the fourth quarter of 2021.
Further, our dependence on collaborative arrangements subjects us to a number of risks, including the risk we may never receive substantial economic benefit from the arrangements, we may not be able to control the amount and timing of resources our collaborators may devote to the product candidates; our collaborators may experience financial difficulties; business combinations or significant changes in a collaborator's business strategy may also adversely affect a collaborator's willingness or ability to complete its obligations under any arrangement; and collaboration arrangements may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates. Any of these outcomes could harm our business.
Additionally, to the extent we decide to enter into additional collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to prudently manage our existing collaborations or to enter new ones should we chose to do so. The terms of new collaborations or other arrangements that we may establish may not be favorable to us.
If we fail to develop market opportunities for ANG-3070 or any future products are smaller than we believe they are, our potential to generate revenue may be adversely affected, and our business may suffer.
The precise incidence and prevalence for all the conditions we currently or may intend to address with ANG-3070 or any future product candidates are unknown. Our projections of both the number of people who have the diseases we target, as well as the subset of people with these diseases who have the potential to benefit from treatment of ANG-3070 or any future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across ANG-3070 and any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of ANG-3070 and any future product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of ANG-3070 and any future product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
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
With respect to ANG-3070, Tarpeyo® (budesonide) from Calliditas was granted accelerated approved by the FDA for IgAN, one form of PPKD. Phase 3 programs in PPKD include Atrasentan from Chinook Pharmaceuticals (IgAN, FSGS, Alport), Bardoxolone methyl from Reata Pharmaceuticals (Alport), Iptacopan from Novartis (IgAN), Narsoplimab form Omeros (IgAN), Sibeprenlimab from Visterra/Otsuka Pharmaceuticals (IgAN), Sparsenten from Travere Therapeutics (IgAN, FSGS), and DMX-200 from Dimerix (FSGS). There are two approved therapies, pirfenidone (Esbriet®, sold by Roche/Genentech) for IPF and nintedanib (OFEV®, sold by Boehringer-Ingleheim) for IPF and SSc-ILD. Phase 3 clinical programs potentially competitive with ANG-3070 in IPF include ORG-447 from Agomab Therapeutics, PLN-74809 from Pliant Therapeutics, PRM-151 from Roche/Genentech, and Taladegib from Endeavor Biosciences for IPF.
With respect to competition for our ROCK2 inhibitor, netarsudil ophthalmic solution from Aerie Pharmaceuticals, Inc. was first approved by the FDA in 2017 as a topical agent for reducing intraocular pressure in patients with open-angle glaucoma and ocular hypertension. Other competition in clinical development include Kadmon Holdings, Inc.'s belumosudil (KD025), a ROCK2 inhibitor with reduced selectivity against ROCK1, in the clinic for several indications, including chronic graft versus host disease, systemic sclerosis and IPF. CXC007 from Redx Pharma is in Phase 1 trials. We are also aware of other ROCK2 inhibitors in preclinical development.
Regarding competition for our CYP11B2 inhibitor, CIN-107 from CinCor Pharma is in multiple Phase 2 trials for resistant hypertension, uncontrolled hypertension, and primary aldosteronism. PB6440 from PhaseBio is preparing for Phase 1 trials in 2022 in treatment resistant hypertension
We believe our ability to successfully compete will depend on, among other things:
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
We cannot be certain that our drug substance supplier will continue to provide us with sufficient quantities of drug substance, or that our manufacturers will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or that such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins for any of our product candidates, if approved. Our current dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules, and such risks may be heightened as a result of the COVID-19 pandemic. Any supply interruption in drug substance or drug product could materially harm our ability to complete our development program for such indications. In addition, any supply interruption in drug substance or drug product could materially harm our ability to complete our other development programs or satisfy commercial demand, if approved, until a new source of supply, if any, could be identified and qualified. For instance, we are conducting our ongoing Phase 2 of ANG-3070 in certain countries in Eastern Europe, namely Georgia, Bulgaria, and Lithuania. If our supply chain in the region is interrupted for any reason, including the current war in Ukraine, the dosing of patients in our Phase 2 clinical trial could be slowed, delayed or stopped. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
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
Because we have relied on third parties, our internal capacity to perform these functions is limited to contractual oversight. Outsourcing these functions involves the risk third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. This challenge has been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions, which are driving greater dependency on electronic monitoring of trial sites. Such monitoring can be less reliable and creates additional exposure to data privacy and cybersecurity issues. Additionally, the facilities at which any of our product candidates are manufactured must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent our third-party vendors for compliance with cGMP requirements of United States and non-United States regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material conforming to our specifications and cGMPs of any applicable governmental agency, our product candidates will not be approved or, if already approved, may be subject to recalls or demands by regulatory agencies to stop selling the product until manufacturing issues are resolved. In addition, our third-party service providers and CROs that perform nonclinical studies and clinical trials on our behalf must comply with applicable Good Laboratory Practice (GLP) requirements for animal testing and GCP requirements for clinical trials, where any failure to comply with such requirements could result in the FDA or other regulatory authorities refusing to accept data obtained in violation of such requirements and possibly initiating other enforcement action against us and our contractors.
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

We will need to maintain a good relationship with our employees to maintain our operations. A deterioration in our relationships with our employees could have an adverse impact on our business.
On January 4, 2022, we announced a reduction in force impacting somewhat less than half of our employees. Our decision to engage in this reduction results from an assessment of our internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for DGF would likely not support a regulatory approval in that population and the results from a Phase 2 trial in CSA-AKI would not support a Phase 3 trial in the indication. This reduction was a cost-cutting measure across the organization to support our 2022 primary focus on the clinical development of its investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, particularly in the kidney and lung, as well as advancing preclinical assets to IND-enabling studies. This has caused substantial uncertainty as to job security for the rest of our employees. Maintaining good relationships with our employees and operating effectively and efficiently across our organization are crucial to our operations and our success. If we are unable to successfully maintain such relationships or manage the uncertainty as a result of the reduction in the number of our employees, and the complexity of operations, our business may be adversely affected. See "Item 1. Business—Human Capital Resources."

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
We are highly dependent upon our senior management, particularly our Chief Executive Officer, Dr. Jay Venkatesan, as well as on the development, regulatory, commercialization, and business development expertise of the rest of our senior management and other senior personnel across preclinical, clinical, translational medicine, legal, and regulatory affairs. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers, key employees, or consultants may terminate their employment and/or engagement with us at any time. Replacing executive officers, key employees, and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.
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
We are a clinical -stage biopharmaceutical company that has been operating since 1998. Our operations to date have been limited to researching and developing product candidates, including conducting preclinical studies and clinical trials. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results are expected to significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include, but are not limited to:
▪the timing and cost of, and level of investment in, research, development, including the needs for additional clinical trials, and, if approved, commercialization activities relating to our product candidates, which may change from time to time;
▪delay in or the success of our clinical trials through all phases of clinical development, including our ongoing clinical trials of ANG-3070;
▪potential adverse events associated with our product candidates potentially delaying or preventing approval or causing an approved drug to be taken off the market;

▪any delays in regulatory review and approval by regulatory authorities of our product candidates in clinical development, including ANG-3070;
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.
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
We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates, and have not yet begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
In addition, any proprietary name we propose to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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
If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive, would consume time and resources and would divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk the court will decide that such patents are not valid and we do not have the right to stop the other party from using the inventions. There is also a risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party's activities do not infringe our patents. In addition, the United States Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products or product candidates, or their manufacture or use, will not infringe third-party patents. Furthermore, a third party may claim we or our manufacturing or commercialization collaborators are using inventions covered by the third party's patent rights. It is also possible a third party might allege our products or product candidates, or their manufacture or use, incorporate or rely on trade secrets improperly received from the third party. A third party alleging violations of their intellectual property rights may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. Defense of such claims, regardless of their merit, are costly and could affect our results of operations and divert the attention of managerial and scientific personnel.
There is a risk a court would decide that we or our commercialization collaborators are infringing the third party's intellectual property rights and would order us or our collaborators to stop relevant activities. In that event, we or our commercialization collaborators may not have a viable way to avoid the infringement and may need to halt commercialization of the relevant product. In addition, there is a risk a court will order us or our collaborators to pay the other party damages for having infringed the other party's intellectual property rights. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.
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
We cannot be certain others have not filed patent applications or obtained issued patents for technology that we need to use to commercialize our products, at least because:
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
▪results from, and any delays in, our clinical trials for ANG-3070;
▪results of clinical trials of our competitors' products;
▪competition from existing products or new products that may emerge;
▪announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating PPKDs like FSGS and IgAN or IPF;
▪failure or discontinuation of any of our research and development programs;
▪manufacturing setbacks or delays of or issues with the supply of the materials for ANG-3070;
▪announcements relating to future licensing, collaboration or development agreements;
▪sales of our common stock by or announcements relating to our existing collaborators, including Vifor Pharma;
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
▪product liability claims or other litigation or public concern about the safety of ANG-3070;
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
We may, from time to time, issue additional shares of common stock at a discount from the current trading price of our common stock, including pursuant to our 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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
We have identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy. We have taken a number of actions to remediate these material weaknesses, including engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with U.S. GAAP; hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and strengthening our financial reporting and close relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.
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
We have in the past and continue to be party to certain transactions with certain entities affiliated with Dr. Goldberg, director and Chairman Emeritus on our Board, as well as certain of his immediate family members. For instance, in November 2013, we granted Ohr Cosmetics, LLC (Ohr), an affiliated company, an exclusive worldwide license, with the right to sublicense, under our patent rights covering one of our CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. We own, and the family of Dr. Goldberg, owns approximately 2.4% and 80.6%, respectively, of the membership interests in Ohr. Dr. Goldberg's son is the manager of Ohr.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
General Risk Factors
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including most recently as a result of the COVID-19 pandemic and the Russian invasion of Ukraine. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
The occurrence of natural disasters, including a tornado, an earthquake, or fire, or any material failure, weakness, interruption, cyber-attack, security incident, war or any other catastrophic event, could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our corporate operations are based in San Francisco, California, our clinical and regulatory operations are based in Newton, Massachusetts, and our discovery and research programs are based in Uniondale, New York. We currently occupy 100 square feet of temporary corporate office space in San Francisco under a bi-monthly lease. We also currently lease 6,157 square feet of clinical and regulatory space in Newton, Massachusetts under a lease that expires in June 2024 and 43,000 square feet of research and discovery space in Uniondale, New York under a lease that expires in June 2026 from NovaPark LLC, a related party. See "Certain Relationships and Related Party Transactions". In addition to these facilities, we rent approximately 2,105 square feet of office space in Fort Lee, New Jersey under a lease expiring in March 2022 and will not be renewed.

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
Use of Proceeds from the Initial Public Offering and the Concurrent Private Placement
On February 9, 2021, we closed our Initial Public Offering of 5,750,000 shares of our common stock at a public offering price of $16.00 per share, which includes the full exercise by the underwriters (Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated, H.C. Wainwright & Co., LLC and Oppenheimer & Co. Inc) of their option to purchase an additional 750,000 shares of common stock. Concurrently, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vifor Pharma, pursuant to which we agreed to sell 1,562,500 shares of our common stock to Vifor Pharma at a purchase price of $16.00 per share (the Concurrent Private Placement), equal to the offering price per share in our IPO. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to registration statements on Form S-1, as amended (Registration No. 333-252177), which were declared effective by the SEC on February 4, 2021.
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses of $10.0 million. As of December 31, 2021, we have used approximately 50% of the aggregate net proceeds from our IPO.
There has been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 5, 2021 pursuant to Rule 424(b)(4), except that given the clinical trial data on ANG-3777 reported in the fourth quarter of 2021, we no longer intend to use the Use of Proceeds for the clinical development of ANG-3777. There are no funds budgeted for additional clinical trials of ANG-3777.
Holders of Record
As of March 30, 2022, there were approximately 150 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to the historical financial information, this discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled "Risk Factors," which you should carefully read to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled "Forward-Looking Statements" at the beginning of this report.
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our lead product candidate, ANG-3070, is a highly selective oral tyrosine kinase receptor inhibitor (TKI) in development as a treatment for fibrotic diseases, particularly in the kidney and lung. Enrollment is ongoing in a dose-finding Phase 2 trial of ANG-3070 in primary proteinuric kidney diseases (PPKD) and we expect to file an IND in idiopathic pulmonary fibrosis (IPF) by the end of 2022. We are also continuing to develop our preclinical programs. Our ROCK2 program is targeted towards the treatment of fibrotic diseases. Our CYP11B2 program is targeted towards diseases related to aldosterone synthase dysregulation.
Prior to January 2022 our lead product was ANG-3777, a hepatocyte growth factor (HGF) mimetic we were evaluating in multiple indications of acute organ injury, including delayed graft function (DGF) and for the treatment of AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). In 2021, we also studied ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS). On October 26, 2021, we announced the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 9, 2021, we announced the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in donor kidney transplant patients who were at risk for developing DGF, given we do not believe the earlier Phase 2 and Phase 3 clinical trial results in the respective indications support a regulatory approval. We have no funds budgeted for additional clinical trials for ANG-3777.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop and we or our collaborators commercialize our product candidates, which we do not expect to occur for several years, if ever. Our net losses were $54.6 million and $80.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $215.1 million. We expect to continue to incur net losses for the foreseeable future. As we seek to advance ANG-3070 in clinical trials and our other product candidates through preclinical development, our expenses and operating losses may increase over time.
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

The Initial Public Offering and Concurrent Private Placement
The Initial Public Offering (IPO) and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses payable by us.

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
The global pandemic of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may continue impact our business, including our clinical trials, and financial condition will depend on future developments, which are highly uncertain due to the continuing emergence of new variants and cannot be predicted with confidence, such as the ultimate duration of the pandemic and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
At this time, we do not expect any disruption in our supply chain of drugs necessary to conduct our clinical trials, and we believe we will be able to supply the drug needs of our clinical trials in 2022. However, we are continuing to evaluate our clinical supply chain in light of the COVID-19 pandemic.
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
Pursuant to the Vifor License and specifically based upon the clinical development plan for ANG-3777 set forth in the Vifor License, we are entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in up-front cash that was received in November 2020, and a $30 million equity investment, a $5 million convertible note that subsequently converted into common stock with the IPO and $25 million of which was received in the Concurrent Private Placement with our IPO. We are also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, we are responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI. For the years ended December 31, 2021 and 2020, we recognized license revenue related to the Vifor License of $27.5 million and $0.2 million, respectively. As of December 31, 2021, we recorded $2.3 million as the current portion of deferred revenue on the consolidated balance sheet related to the Vifor License. As of December 31, 2020, we recorded $29.8 million as deferred revenue on the consolidated balance sheet related to the Vifor License.
On October 26, 2021, we announced that the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 14, 2021, we announced that the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. The Vifor License includes additional milestone and royalty objectives related to the clinical development plan for ANG-3777 and we do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue such clinical development plan for ANG-3777, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF. In 2022, we and Vifor Pharma continue to work to complete the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and to discuss the future of the collaboration based upon such analyses. As of December 31, 2021, we recorded the remaining performance obligation as current deferred revenue of $2.3 million which is expected to be completed by the end of 2022.

Components of Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Revenue
We do not have any products approved for sale and have not generated any revenue from product sales. Our revenue to date primarily has been derived from government funding consisting of U.S. government grants and contracts, and revenue under our license agreements, specifically the Vifor License.
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
Contract Revenue
Our license agreements comprise elements of upfront license fees, milestone payments based on development and royalties based on net product sales. The timing of our operating cash flows may vary significantly from the recognition of the related revenue. Income from upfront payments is recognized when we satisfy the performance obligations in the contract, which can result in recognition at either a point in time or over the period of continued involvement. Other revenue, such as milestone payments, are recognized when achieved.
Our revenue to date has been generated from payments received pursuant to the Vifor License Agreement. We recognize revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606, Revenue from Contracts with Customers.
In addition to receiving an upfront payment, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. If a milestone is considered probable of being reached, and if it is probable that a significant revenue reversal would not occur, the associated milestone amount would also be included in the transaction price.
We expect that any license revenue we generate from any future collaboration partners, will fluctuate in the future as a result of the timing and amount of upfront, milestones and other collaboration agreement payments and other factors.
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

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments that support multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 in 2021 and 2020. Of our total research and development expenses for the years ended December 31, 2021 and 2020, 62% and 73%, respectively, of such expenses were from external third-party sources and the remaining 38% and 27%, respectively, were from internal sources.
We expect our research and development expenses to be slightly lower in the near term, even though we will continue the development of our product candidates and continue to invest in research and development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
We expect that our general and administrative expenses to be generally consistent in the near term to support our continued research and development activities. We also expect to generally maintain our current level of expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense)
Convertible Notes Recorded at Fair Value
We elected the fair value option for recognition of our convertible notes. Our convertible notes were subject to re-measurement each reporting period with gains and losses reported through our consolidated statements of operations. All of our convertible notes were converted into shares of our common stock upon the closing of our initial public offering.
Liability Classified Series C Convertible Preferred Stock Recorded at Fair Value
Series C convertible preferred stock includes settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock was accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value was accreted to interest expense using the effective interest method. During 2020, certain of the convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes (the Exchanged Series C Shares) continued to be recorded at fair value. The Exchanged Series C Shares were subject to re-measurement each reporting with gains and losses reported through our consolidated statements of operations. All shares of our Series C convertible preferred stock converted into common stock in connection with the IPO.
Warrant Liability
We have accounted for certain of our freestanding warrants to purchase shares of our common stock as liabilities measured at fair value, in accordance with ASC 815, Derivatives and Hedging (ASC 815). The warrants are subject to re-measurement at each reporting period with gains and losses reported through our consolidated statements of operations.
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

Results of Operations
Comparison for the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$27,506	$193	$27,313	*
Grant revenue	806	2,687	(1,881)	(70.0)%
Total revenue	28,312	2,880	25,432	883.1%
Operating expenses:
Cost of grant revenue	433	1,190	(757)	(63.6)%
Research and development	48,698	38,977	9,721	24.9%
General and administrative	18,488	17,986	502	2.8%
Total operating expenses	67,619	58,153	9,466	16.3%
Loss from operations	(39,307)	(55,273)	15,966	(28.9)%
Other income (expense), net	(15,266)	(24,834)	9,568	*
Net loss	$(54,573)	$(80,107)	$25,534	(31.9)%
_______________________
*Not meaningful
Contract Revenue
Contract revenue increased by $27.3 million, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase is attributable to revenue recognized related to the upfront payment from Vifor Pharma pursuant to the Vifor License Agreement entered into in 2020. As of December 31, 2021, we have substantially satisfied the performance obligation under the Agreement which caused an acceleration of the deferred revenue. We do not expect to receive any further substantial revenues under the Vifor License Agreement and we expect the remaining unearned revenue under the Vifor License Agreement to be recognized by the end of 2022.
Grant Revenue
Grant revenue decreased by $1.9 million, or 70.0%, from the year ended December 31, 2020 to the year ended December 31, 2021. The decrease is primarily attributable to a decrease in reimbursable costs relating to our grant from the U.S. Department of Defense for the year ended December 31, 2021. We do not expect to receive any further substantial grant revenues for the foreseeable future.

Cost of Grant Revenue
Cost of grant revenue decreased by $0.8 million, or 63.6%, from the year ended December 31, 2020 to the year ended December 31, 2021. The decrease is primarily attributable to a decrease in personnel-related costs and expenses applied for the year ended December 31, 2021.
Research and Development Expenses
Research and development expenses increased by $9.7 million, or 24.9%, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase in research and development expenses was primarily due to an increase of $8.5 million in personnel-related expenses, including salaries, benefits and stock-based compensation expenses, as a result from increases in headcount and an increase of $1.0 million in CRO and CMO expenses from increased clinical and non-clinical trial activities, primarily related to the development of ANG-3777 and ANG-3070. These increases were partially offset by an employee retention credit of $1.2 million received in 2021 as a reduction to payroll taxes.

General and Administrative Expenses
General and administrative expenses increased by $0.5 million, or 2.8%, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $2.5 million of personnel-related expenses, including salaries, benefits and stock-based compensation expenses, resulting from increases in headcount and vesting of performance-based stock units upon IPO, and an increase of $2.7 million of corporate fees mainly due to purchase of business insurance, offset by a reduction of $5.1 million of professional fees for legal, consulting, accounting, tax and other services primarily associated with preparing us for our IPO in 2020.
Other Income (Expense), Net
Other income (expense), net changed by a reduction in expense of $9.6 million, from the year ended December 31, 2020 to the year ended December 31, 2021. This decrease in expense is primarily attributable to a reduction in interest expense of $7.0 million due to interest associated with convertible notes and Series C convertible preferred stock in 2020 that were converted into equity upon our IPO in February 2021 and an increase of $2.6 million in fair value of our warrant liability, convertible notes, and Series C convertible preferred stock for which we have elected the fair value option. The convertible notes and warrants both require re-measurement at each balance sheet date with gains and losses reported through our consolidated statement of operations.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate that we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. In February 2021, we generated aggregate net proceeds of approximately $107.0 million from our IPO and Concurrent Private Placement, after deducting the underwriting discounts and commissions. As of December 31, 2021, we had $88.8 million of cash and cash equivalents and an accumulated deficit of $215.1 million.
Prior to our IPO, we issued $36.2 million in aggregate principal amount of convertible notes to various investors and we also issued 34,928 shares of Series C convertible preferred stock at $642.75 per share for gross proceeds of approximately $22.3 million. Upon the closing of our IPO, all then outstanding convertible notes and shares of convertible preferred stock were converted into 5,870,829 shares of our common stock.
In April 2020, we were approved for and received a loan of approximately $0.9 million from Hanmi Bank under the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) and the Paycheck Protection Program (PPP) offered by the U.S. Small Business Administration (SBA). The loan was evidenced by a promissory note and agreement, dated April 21, 2020 (the PPP Note). The PPP Note proceeds were available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt, if any. The interest rate on the PPP Note was a fixed rate of 1% per annum. The SBA approved our PPP Loan forgiveness application on May 26, 2021 for the entire principal amount of the PPP Loan and accrued interest.

Future Cash Needs and Funding Requirements

Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months, well into 2023, following the issuance date of our consolidated financial statements. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
▪the scope, progress, results and costs of researching and developing ANG-3070 or any other product candidates, and conducting preclinical studies and clinical trials;

▪the outcome of our ongoing and future clinical trials, including our Phase 2 clinical trial of ANG-3070 in patients with PPKD;
▪whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
▪the willingness of the FDA and foreign regulatory authorities to accept the results of our completed, ongoing, and planned clinical trials and preclinical studies and other work, as the basis for review and approval of ANG-3070;
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
Until such time as we or our collaborators can generate significant revenue from sales of ANG-3070 or any other product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credit revenue or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020

Net cash provided by (used in)
Operating activities	$(52,643)	$(22,888)
Investing activities	(382)	(41)
Financing activities	107,171	52,409
Effect of foreign currency on cash	3	(444)
Net increase in cash	$54,149	$29,036
Operating activities
For the year ended December 31, 2021, net cash used in operating activities was $52.6 million, which primarily consisted of a net loss of $54.6 million and a change in net operating assets and liabilities of $26.0 million, partially offset by net non-cash charges of $27.8 million. The net non-cash charges were primarily related to a $14.0 million change in fair value of convertible notes, Series C convertible preferred stock and warrant liabilities, amortization of debt issuance costs of $1.9 million, and stock-based compensation expense of $12.0 million, partially offset by a gain of $0.9 million from the forgiveness of our PPP loan. The change in net operating assets and liabilities was due to a decrease of $27.5 million in deferred revenue due to substantial satisfaction of our performance obligation under the Vifor License Agreement, a decrease of $0.9 million in accounts payable and accrued expenses due to timing of invoices and an increase of $0.8 million in grants receivable due to the recognition of the qualified Australian tax credit, partially offset by a decrease of $4.0 million in prepaid expenses and other current assets, primarily due to the subsequent receipt of $5.0 million convertible note receivable under Vifor License Agreement in 2021.
For the year ended December 31, 2020, net cash used in operating activities was $22.9 million, which primarily consisted of a net loss of $80.1 million, partially offset by net non-cash charges of $31.5 million and a change in net operating assets and liabilities of $25.8 million. The net non-cash charges were primarily related to a $16.5 million change in fair value of convertible notes, Series C convertible preferred stock and warrant liabilities, amortization of debt issuance costs of $7.7 million, stock-based compensation expense of $4.7 million and placement agent fees of $1.7 million. The change in net operating assets and liabilities was due to an increase of $29.8 million in deferred revenue due to the upfront fee from the Vifor License Agreement and $3.7 million in accrued expenses due to increased clinical-related activities, partially offset by an increase of $2.0 million in prepaid expenses and other current assets and a decrease of $5.6 million in accounts payable due to our overall growth, increased research and development spending and timing of payments.
Investing activities
For the years ended December 31, 2021 and 2020, net cash used in investing activities of $0.4 million and $41,000, respectively, was primarily used to purchase of fixed assets for research activities.
Financing activities
For the year ended December 31, 2021, net cash provided by financing activities was $107.2 million, primarily due to net proceeds of $107.5 million from the IPO and Concurrent Private Placement, $1.8 million from the exercise of warrants and stock options, and $0.3 million from a sale and leaseback arrangement, partially offset by taxes paid related to net share settlement upon vesting of restricted stock awards of $2.5 million.
For the year ended December 31, 2020, net cash provided by financing activities was $52.4 million, primarily due to net proceeds of $31.2 million from the issuance of convertible notes and warrants, $20.0 million from the issuance of liability classified Series C convertible preferred stock net of issuance costs and $0.9 million in proceeds from our PPP loan.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	For the Year Ended Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$1,289	$3,618	$516	$—	$5,423
Financing obligations	$94	$219	$—	$—	$313

Critical Accounting Policies and Significant Judgments and Estimates
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Contract Revenue
We account for revenue earned from contracts with customers under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps:
(1)    Identify the contract(s) with a customer;
(2)    Identify the performance obligations in the contract;
(3)    Determine the transaction price;
(4)    Allocate the transaction price to the performance obligations in the contract; and
(5)    Recognize revenue when (or as) we satisfy a performance obligation.
At contract inception, we assess the goods or services promised within each contract, whether each promised good or service is distinct, and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.
We enter into agreements under which it may obtain upfront payments, milestone payments, royalty payments and other fees. Promises under these arrangements may include licenses of intellectual property, research services, including selection campaign research services for certain replacement targets, the obligation to share information during the research and the participation of alliance managers and in joint research committees, joint patent committees and joint steering committees. We assess these promises within the context of the agreements to determine the performance obligations.
Licenses of Intellectual Property: If a license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront payments. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: We evaluate whether the regulatory and development milestones are considered probable of being reached and estimate the amounts to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. At the end of each reporting period, we re-evaluate the probability of achievement of milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price.
Sales-based milestones and royalties: For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any sales-based royalty revenue resulting from any license agreement.
Deferred revenue, which is a contract liability, represents amounts received by us for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount expected to be recognized within one year from the consolidated balance sheet date based on the estimated performance period of the underlying performance obligation. The noncurrent portion of deferred revenue represents amounts expected to be recognized after one year through the end of the performance period of the performance obligation.
Using the cost-based input method, we recognize revenue based on actual costs incurred as a percentage of total estimated costs as we complete each performance obligation. As such, we use significant assumptions to determine the total estimated costs for us to complete the performance obligation identified under the Vifor License Agreement as well as the performance period. We reassess the total estimated costs and performance period at each reporting period. We changed the estimated costs significantly from $231.5 million at inception (November 2020) to $26.0 million as of December 31, 2021 and revised the performance period from 9.5 years to 2.2 years due to new information available at each reporting period. As of December 31, 2021, we determined we have substantially completed our performance obligation under the Vifor License Agreement. The effect of this change in estimate was an increase in contract revenue by $24.2 million, a reduction in net loss by $24.2 million and an increase in basic and diluted earnings per share by $0.86 for the year ended December 31, 2021. See Note 3 in this Annual Report on Form 10-K for more information.
Grant Revenue
We concluded that our government grants are not within the scope of ASC 606 as they do not meet the definition of a contract with a customer. We have concluded that the grants meet the definition of a contribution and are non-reciprocal transactions, and have also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition, does not apply, as we are a business entity and the grants are with governmental agencies.
In the absence of applicable guidance under GAAP, we developed a policy for the recognition of grant revenue when the allowable costs are incurred and the right to payment is realized.
We believe this policy is consistent with the overarching premise in ASC 606, to ensure that revenue recognition reflects the transfer of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC 606. We believe the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.
Research and Development
Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical studies, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities. Research and development cost may be offset by research and development refundable tax rebates received by our wholly-owned Australian subsidiary.
We have agreements with various Contract Research Organizations ("CROs") and third-party vendors. We estimate research and development accruals of amounts due to the CRO based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. We include the estimated costs of research and development provided, but not yet invoiced, in accrued liabilities on the consolidated balance sheet. We record payments made to CROs under this arrangement in advance of the performance of the related services as prepaid expenses and other current assets until the services are rendered. We make judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. For the years ended December 31, 2021 and 2020, we have not experienced any material differences between accrued costs and actual costs incurred.
Stock-Based Compensation
We account for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), including restricted stock units with non-market performance and service conditions ("PSUs") to be recognized in the financial statements, based on their respective grant date fair values. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. We value the RSAs, RSUs and PSUs based on the fair value of our common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. We record expense for stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, we recognize compensation expense for each vesting tranche over the respective requisite service period of each tranche if and when our management deems probable that the performance conditions will be satisfied. We may recognize a cumulative true-up adjustment related to PSUs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. We record all stock-based compensation costs in general and administrative or research and development costs in the consolidated statements of operations based upon the respective employee or non-employee's roles within our company. We record forfeitures as they occur.
See Note 9 in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
Warrant Liability
We account for certain common stock warrants outstanding as a liability, in accordance with ASC 815, at fair value and adjust the instruments to fair value at each reporting period. This liability is subject to re-measurement at each reporting period until exercised, and we recognize any change in fair value in the consolidated statements of operations as a component of other income (expense). We have estimated the fair value of the warrants issued by us using a variant of the Black Scholes option pricing model. We valued the underlying equity included in the Black Scholes option pricing model based on the equity value implied from sales of preferred and common stock.
Income Taxes
We record income taxes in accordance with ASC 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We provide valuation allowances if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for a full description of recent accounting standards.
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

Item 8. Financial Statements and Supplementary Data.

The financial statements of Angion Biomedica Corp, listed below are set forth in Item 8 of this Annual Report for the years ended December 31, 2021 and 2020:
ANGION BIOMEDICA CORP.

To the Board of Directors and Stockholders of
Angion Biomedica Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Angion Biomedica Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 30, 2022
We have served as the Company's auditor since 2018.

ANGION BIOMEDICA CORP.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$88,756	$34,607
Grants receivable	806	—
Prepaid expenses and other current assets	1,685	7,690
Total current assets	91,247	42,297
Property and equipment, net	451	156
Right of use assets	3,986	4,072
Investments in related parties	723	822
Other assets	106	—
Total assets	$96,513	$47,347
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,710	$5,578
Accrued expenses	3,219	6,665
Lease liability—current	894	611
Financing obligation—current	58	—
Deferred revenue—current	2,301	3,942
Warrant liability	114	10,704
Convertible promissory notes payable at fair value	—	51,170
Series C convertible preferred stock at amortized cost	—	26,001
Series C convertible preferred stock at fair value	—	2,518
Other short-term debt	—	260
Total current liabilities	11,296	107,449
Lease liability—noncurrent	3,475	3,847
Financing obligation—noncurrent	235	—
Deferred revenue—noncurrent	—	25,865
Other long-term debt	—	635
Total liabilities	15,006	137,796
Commitments and contingencies—Note 11
Stockholders' equity (deficit)
Common stock, $0.01 par value per share; 30,000,000 authorized shares; 29,959,060 and 15,632,809 shares issued as of December 31, 2021 and 2020, respectively; 29,959,060 and 15,316,721 shares outstanding as of December 31, 2021 and 2020, respectively	300	156
Treasury stock, zero and 316,088 shares outstanding as of December 31, 2021 and 2020, respectively	—	(1,846)
Additional paid-in capital	296,445	72,136
Accumulated other comprehensive loss	(103)	(333)
Accumulated deficit	(215,135)	(160,562)
Total stockholders' equity (deficit)	81,507	(90,449)
Total liabilities and stockholders' equity (deficit)	$96,513	$47,347

The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Contract revenue	$27,506	$193
Grant revenue	806	2,687
Total revenue	28,312	2,880
Operating expenses:
Cost of grant revenue	433	1,190
Research and development	48,698	38,977
General and administrative	18,488	17,986
Total operating expenses	67,619	58,153
Loss from operations	(39,307)	(55,273)
Other income (expense)
Change in fair value of warrant liability	(2,919)	(4,910)
Change in fair value of convertible notes	(7,469)	(11,353)
Change in fair value of Series C convertible preferred stock	(3,592)	(264)
Foreign exchange transaction gain (loss)	(245)	668
Loss on disposal of fixed assets	—	(58)
Gain upon debt extinguishment	905	—
Losses in equity method investment	(99)	(71)
Interest income (expense), net	(1,847)	(8,846)
Total other income (expense)	(15,266)	(24,834)
Net loss	(54,573)	(80,107)
Other comprehensive loss:
Foreign currency translation adjustment	230	(333)
Comprehensive loss	$(54,343)	$(80,440)
Net loss per common share, basic and diluted	$(1.93)	$(5.43)
Weighted average common shares outstanding, basic and diluted	28,244,825	14,762,120

The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	14,758,718	$148	(312,164)	$(1,810)	$63,531	$—	$(80,455)	$(18,586)
Issuance of broker warrants	—	—	—	—	3,095	—	—	3,095
Exercise of broker warrants	572,946	6	—	—	(2)	—	—	4
Exercise of warrants	93,349	1	—	—	750	—	—	751
Exercise of stock options	194,427	1	—	—	46	—	—	47
Restricted stock units releases	13,369	—	—	—	—	—		—
Return of common stock to pay withholding taxes on restricted stock	—	—	(3,924)	(36)	—	—	—	(36)
Stock-based compensation	—	—	—	—	4,716	—	—	4,716
Foreign currency translation adjustment	—	—	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	—	—	(80,107)	(80,107)
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)

The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
Issuance of common stock upon initial public offering, net of issuance costs, discount, and commissions of $9.3 million	5,750,000	58	—	—	82,657	—	—	82,715
Issuance of common stock upon Concurrent Private Placement, net of issuance costs of $0.7 million	1,562,500	16	—	—	24,234	—	—	24,250
Conversion of convertible preferred stock into common stock upon IPO	2,234,640	22	—	—	35,732	—	—	35,754
Conversion of convertible notes into common stock upon initial public offering	3,636,189	36	—	—	58,143	—	—	58,179
Conversion of convertible notes prior to IPO	33,978	—	—	—	460	—	—	460
Net exercise of warrants upon initial public offering	844,335	9	—	—	13,500	—	—	13,509
Fractional shares paid out related to the forward stock split	—	—	—	—	(10)	—	—	(10)
Exercise of broker warrants	47,188	—	—	—	—	—	—	—
Exercise of warrants	130,529	2	—	—	859	—	—	861
Exercise of stock options	152,939	1	—	—	979	—	—	980
Restricted stock units releases	414,896	4	—	—	14	—	—	18
Return of common stock to pay withholding taxes on restricted stock	—	—	(164,855)	(2,364)	(94)	—	—	(2,458)
Retirement of treasury stock	(480,943)	(4)	480,943	4,210	(4,206)	—	—	—
Stock-based compensation	—	—	—	—	12,041	—	—	12,041
Foreign currency translation adjustment	—	—	—	—	—	230	—	230
Net loss	—	—	—	—	—	—	(54,573)	(54,573)
Balance as of December 31, 2021	29,959,060	$300	—	$—	$296,445	$(103)	$(215,135)	$81,507

The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(54,573)	$(80,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91	98
Amortization of right of use assets	710	530
Amortization of debt issuance costs	1,884	7,661
Non-cash placement agent fee	—	1,683
PPP Loan forgiveness	(905)	—
Stock-based compensation	12,041	4,716
Change in fair value of convertible notes	7,469	11,353
Change in fair value of Series C convertible preferred stock	3,592	264
Change in fair value of warrant liability	2,919	4,910
Impairment of leased assets	—	58
Losses from equity investment	96	71
Distribution from equity investment	3	106
Changes in operating assets and liabilities:
Grants receivable	(806)	440
Prepaid expenses and other current assets	4,016	(2,020)
Other assets	(106)	—
Accounts payable	(866)	(5,607)
Accrued expenses	11	3,709
Lease liabilities	(713)	(560)
Deferred revenue	(27,506)	29,807
Net cash used in operating activities	(52,643)	(22,888)
Cash flows from investing activities
Purchase of fixed assets	(382)	(41)
Net cash used in investing activities	(382)	(41)
Cash flows from financing activities
Net proceeds from issuance of common stock upon IPO and Concurrent Private Placement, net of discount, commissions and offering costs	107,487	(522)
Proceeds from issuance of convertible notes and warrants	—	31,223
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	20,047
Proceeds from loan from PPP	—	895
Proceeds from financing obligation	302	—
Proceeds from RSU settlement	18	—
Payment of financing obligation	(9)
Fractional share payments related to the forward stock split	(10)	—
Taxes paid related to net share settlement upon vesting of restricted stock awards	(2,458)	(36)
Exercise of broker warrants	—	4
Exercise of warrants	861	751
Exercise of stock options	980	47
Net cash provided by financing activities	107,171	52,409
Effect of foreign currency on cash	3	(444)
Net increase in cash and cash equivalents	54,149	29,036
Cash and cash equivalents at the beginning of the period	34,607	5,571
Cash and cash equivalents at the end of the period	$88,756	$34,607
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$—
Supplemental disclosure of noncash investing and financing activities:
Retirement of treasury stock	$4,210	$—
Conversion of convertible notes into common stock prior to IPO	$460	$—

Conversion of convertible notes to common stock	$58,639	$—
Conversion of Series C preferred stock to common stock upon IPO	$35,754	$—
Net exercise of warrants upon IPO	$13,509	$—
Issuance of broker warrants with Series C convertible preferred stock	$—	$1,412
Conversion of convertible notes to Series C convertible preferred stock	$—	$2,254
Accrued interest premium for Series C convertible preferred stock	$—	$295
Right of use assets exchanged for operating lease liabilities	$624	$88
Convertible notes issued in receivable	$—	$5,000
Deferred offering costs in accrued expenses or accounts payable	$—	$1,443
Fixed assets purchased in accrued expenses or accounts payable	$4	$4

The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition

Angion Biomedica Corp. ("Angion" or", the "Company") is a clinical biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. The Company was incorporated in Delaware in 1998.
Forward Stock Split
On January 25, 2021, the board of directors of the Company approved an amendment to the Company's certificate of incorporation to effect a forward stock split ("Forward Split") of shares of the Company's common stock on a one-for 1.55583 basis, which was effected on February 1, 2021. All references to common stock, convertible preferred stock, warrants to purchase common stock, stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), including restricted stock units with non-market performance and service conditions ("PSUs"), per share amounts and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the forward stock split for all periods presented. No fractional shares of the Company's common stock were issued in connection with the Forward Split. Any fractional share resulting from the Forward Split was rounded down to the nearest whole share, and any stockholder entitled to fractional shares as a result of the Forward Split will received a cash payment in lieu of receiving fractional shares.
Initial Public Offering and the Concurrent Private Placement
On February 9, 2021, the Company’s registration statement on Form S-1 (File No. 333-252177) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on February 9, 2021 at which time the Company issued 5,750,000 shares of its common stock at a price to the public of $16.00 per share, which includes the full exercise by the underwriters of their option to purchase an additional 750,000 shares of common stock. In addition to the shares being sold in the IPO, the Company sold an additional 1,562,500 shares of its common stock at the public offering price of $16.00 per share to entities affiliated with Vifor International, Ltd., an existing stockholder (the “Concurrent Private Placement”) for gross proceeds of $25.0 million. Subsequent to the closing of the IPO, all of the outstanding shares of convertible preferred stock and outstanding convertible notes automatically converted into shares of common stock.
The IPO and Concurrent Private Placement generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses payable by the Company.
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
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and, if approved, commercialize its product candidates. As of December 31, 2021, the Company had $88.8 million in cash and cash equivalents and an accumulated deficit of $215.1 million. Prior to its IPO, the Company has funded its operations through United States government grants, the issuance of convertible notes (see Note 6), sales of convertible preferred stock and common stock (see Notes 7) and warrants (see Note 10) and licensing agreements (see Note 12).
The planned expansion of the Company's clinical and discovery programs will require significant funds. Management expects to continue to incur significant expenses and to incur operating losses for the foreseeable

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

future. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these consolidated financial statements are issued and believes its existing cash and cash equivalents will be sufficient to meet the projected operating requirements well into 2023.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the useful lives of long-lived assets, the measurement of stock-based compensation, change in fair value of warrant liabilities prior to IPO, accruals for research and development activities, income taxes and revenue recognition. The Company bases its estimates on historical experience and on other relevant assumptions that are reasonable under the circumstances. Actual results could materially differ from those estimates.
Foreign Currency Translation and Transactions
The United States Dollar (“USD”) is the functional currency for the Company’s operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in USD at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into USD at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations. Gains and losses realized from non-USD transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency are included in other income (expense) in the accompanying consolidated statements of operations.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The Company maintains its cash equivalents in securities and money market funds with original maturities less than three months.
The Company has no financial instruments with off-balance sheet risk of loss.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash equivalents were held in institutions in the United States and included deposits in a money market fund which were unrestricted as to withdrawal or use.
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
Deferred Offering Costs
Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that were directly related to the Company's IPO and were reflected as issuance costs upon the completion of the offering. Subsequent to the closing of the IPO, $2.8 million of deferred costs previously included in prepaid expenses and other current assets were netted with additional paid in capital in the consolidated balance sheets. As of December 31, 2021 and 2020, the Company recorded deferred offering costs of zero and $2.0 million, respectively.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The impairment losses as of December 31, 2021 and 2020 were zero and $58 thousand, respectively.
Fair Value Measurement
Certain assets and liabilities are carried at fair value under GAAP. Fair value is determined using the principles of ASC 820, Fair Value Measurement. Fair value is described as the price that would be received to sell an asset or

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Investments in Related Party Entities
The Company holds a 10% and a 2.4% interest in two entities, NovaPark, LLC ("NovaPark") and Ohr Cosmetics, LLC ("Ohr"), respectively. There is common ownership between the Director and Chairman Emeritus of the Company and each entity, and our Chief Executive Officer is also owns approximately 0.80% of the membership interests in Ohr. See Note 15. In accordance with ASC 323, Investments —Equity Method and Joint Ventures, the Company has significant influence but not control over NovaPark as its ownership in the limited liability company exceeds 3-5%. Accordingly, the Company records the NovaPark investment under the equity method of accounting. The Ohr investment is recorded at cost.
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
Convertible Notes Payable at Fair Value
As permitted under ASC 825, Financial Instruments ("ASC 825"), the Company has elected the fair value option for recognition of its convertible notes. In accordance with ASC 825, the Company recognizes these convertible notes at fair value with changes in fair value recognized in the consolidated statements of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the convertible notes were recognized in general and administrative

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

expense in earnings as incurred and not deferred. The estimated fair value of the convertible notes was determined by utilizing a present value cash flow model and the values of the equity underlying the conversion options were estimated using company equity values implied from the Subject Company Transaction Method which includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method). See Note 4. Accrued interest for the notes has been included in the change in fair value of convertible notes in the consolidated statements of operations. All outstanding convertible notes were converted into common stock upon the close of the IPO on February 9, 2021 and no balances remained outstanding as of December 31, 2021. See Note 6.
Convertible Preferred Stock
Series C convertible preferred stock included settlement features that result in liability classification. The initial carrying value of the Series C convertible preferred stock was accreted to the settlement value, the fair value of the securities issued upon the conversion of the Series C convertible preferred stock. The discount to the settlement value was accreted to interest expense using the effective interest method. During 2020, certain convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock that was exchanged for the convertible notes was recorded at fair value and subject to re-measurement at each reporting period with gains and losses reported through our consolidated statements of operations. All outstanding shares of convertible preferred stock were converted into common stock upon the close of the Company’s IPO on February 9, 2021. See Note 7. As of December 31, 2021, there was no convertible preferred stock outstanding.
Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders' equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. As of December 31, 2021, all outstanding treasury shares were retired in October 2021 upon approval by the Board of Directors.
Revenue
The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company’s revenue to date has been primarily derived from government funding consisting of U.S. government grants and contracts, and revenue under its license agreements.
Contract Revenue
The Company accounts for revenue earned from contracts with customers under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:
(1)    Identify the contract(s) with a customer;
(2)    Identify the performance obligations in the contract;
(3)    Determine the transaction price;
(4)    Allocate the transaction price to the performance obligations in the contract; and
(5)    Recognize revenue when (or as) the Company satisfies a performance obligation.
At contract inception, the Company assesses the goods or services promised within each contract, whether each promised good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Research and Development
Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical studies, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities. Research and development cost maybe offset by research and development refundable tax rebates received by our wholly-owned Australian subsidiary.
The Company has agreements with various Contract Research Organizations ("CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the years ended December 31, 2021 and 2020, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising costs were not significant.
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, RSAs, RSUs, including "PSUs" to be recognized in the financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company's common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company records expense for stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company's management deems probable that the performance conditions will be satisfied. The Company may recognize a cumulative true-up adjustment related to PSUs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. All share-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the respective employees or non-employee's roles within the Company. Forfeitures are recorded as they occur.
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
Net Loss Per Share

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of convertible preferred stock, common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the years ended December 31, 2021 and 2020, basic and diluted net loss per common share are the same.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, which did not have material impact on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 was effective for the Company for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted this standard as of January 1, 2021, which did not have material impact on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this guidance was effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021, which did not have material impact on its consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. ASU 2020-10 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 was effective for the Company for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted this standard as of January 1, 2021, which did not have material impact on its consolidated financial statements and related disclosures.
In November 2021, the FASB issued Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires business entities to disclose, in notes to their financial statements, information about certain types of government assistance they receive. ASU 2021-10 also adds a new Topic 832, Government Assistance, to the FASB’s Codification. ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

after December 15, 2021, with early application permitted. The Company adopted this standard as of January 1, 2021, which did not have material impact on its consolidated financial statements and related disclosures.

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
For the years ended December 31, 2021 and 2020, the Company recognized grant revenue of $0.8 million and $2.7 million, respectively.
Contract Revenue

The Company’s contract revenue has been generated from payments received pursuant to a license agreement (the "Vifor License") with Vifor International, Ltd. ("Vifor Pharma") with headquarters located in Switzerland. The Company recognized revenue from upfront payments over the term of our estimated period of performance using a cost-based input method under Topic 606. The Company expects to continue recognizing revenue from upfront payments related to the Vifor License using the cost-based input method.
Vifor License Agreement

In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of acute kidney injury (AKI), and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, the Company received $60 million in upfront and equity payments, including $30 million in up-front cash received in November 2020, and a $30 million equity investment, $5 million of which was a convertible note that subsequently converted into common stock with the IPO and $25 million of which was received in the Concurrent Private Placement with the Company’s IPO. The Company is also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). Based on the ANG-3777 clinical trial data disclosed in the fourth quarter of 2021, the Company does not expect to receive any

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

additional clinical, post-approval, or sales milestones, or royalties, as it does not intend to continue to pursue the clinical development plan for ANG-3777 set forth in the Vifor License.

On October 26, 2021, the Company announced that its Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data from the Phase 3 trial was not expected to provide sufficient evidence to support an indication in the studied DGF population. On December 9, 2021, the Company announced its Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint and the data from the Phase 2 trial was not expected to provide sufficient evidence to support a Phase 3 trial in the studied CSA-AKI population. Angion and Vifor continue to analyze data from the CSA-AKI trial. The Company does not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in DGF. In 2022, we and Vifor Pharma continue to work to complete the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and to discuss the future of the collaboration based upon such analyses.
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
The Company identified the following performance obligations in the Vifor License based upon the clinical development plan for ANG-3777: (1) the global license (excluding greater China), (2) the development services, including the clinical development services including a post-approval confirmatory study, the technical development services and regulatory services and (3) the required participation on Joint Committees for coordination and oversight. The Company determined that the license is not capable of being distinct due to the specialized nature of the development services to be provided by the Company, and, accordingly, this promise was combined with the development services and participation in the joint committees as one single performance obligation.
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price at contract inception. The Company determined that the transaction price at the inception of the Vifor License is $15.0 million, which is 50% of the $30.0 million upfront payment due to the potential setoff defined in the contract. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
In the fourth quarter of 2021, the Company reported topline results from two ANG-3777 clinical trials under the Vifor License. The Company determined it will no longer continue the current clinical development plan for ANG 3777 DGF and CSA-AKI, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF, given neither trial achieved statistical significance on its primary endpoint. In connection therewith, the Company adjusted the transaction price to include $15.0 million in previously constrained variable consideration. As of December 31, 2021, the Company concluded that it has significantly satisfied the performance obligation under Vifor License and will fully conclude the ANG-3777 project by the end of 2022.
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
The Company reassessed the performance period as the Company is currently closing out the planned analyses from both trials but does not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF, given these clinical results. As such, the estimated date to fully conclude ANG-3777 by the end of December 2022 was determined to represent the completion of the Company’s performance obligation under the Vifor License. Additionally, the Company revised the total estimated costs for completion of the performance obligation to reflect

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

the winding down of ANG-3777-related studies. The performance period is expected to end in the fourth quarter of 2022 instead of the fourth quarter of 2026. The effect of this change in estimate was an increase in contract revenue by $24.2 million, a reduction in net loss by $24.2 million and an increase in basic and diluted earnings per share by $0.86 for the year ended December 31, 2021.
For the years ended December 31, 2021 and 2020, the Company recognized license revenue related to the Vifor License of $27.5 million and $0.2 million. As of December 31, 2021, $2.3 million was recorded as the current portion of deferred revenue on the consolidated balance sheet related to the Vifor License. As of December 31, 2020, $29.8 million was recorded as deferred revenue on the consolidated balance sheet related to the Vifor License.

Note 4—Fair Value Measurements
The following table classifies the Company's financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measured at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$87,252	$—	$—	$87,252
Total fair value	$87,252	$—	$—	$87,252
Liabilities included in:
Warrants	$—	$—	$114	$114
Total fair value	$—	$—	$114	$114

	Fair Value Measured at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets included in:
Cash and cash equivalents—Money market securities (1)	$1	$—	$—	$1
Total fair value	$1	$—	$—	$1
Liabilities included in:
Convertible notes	$—	$—	$51,170	$51,170
Warrants	—	—	10,704	10,704
Series C convertible preferred stock	—	—	2,518	2,518
Total fair value	$—	$—	$64,392	$64,392
___________________
(1) Included in cash and cash equivalents on the consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

There were no transfers made among the three levels in the fair value hierarchy during periods presented.
The following table presents changes in Level 3 liabilities measured at fair value (in thousands):

	Warrant Liability	Convertible Notes	Series C Convertible Preferred Stock at Fair Value	Total
Balance—December 31, 2020	$10,704	$51,170	$2,518	$64,392
Conversion of convertible Series C convertible preferred stock into common stock			(6,110)	(6,110)
Conversion of convertible notes into common stock		(58,639)		(58,639)
Net exercise of warrants	(13,509)			(13,509)
Change in fair value	2,919	7,469	3,592	13,980
Balance—December 31, 2021	$114	$—	$—	$114
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
Convertible Notes
The fair value adjustment during the year ended December 31, 2021 was based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no convertible notes outstanding.
Series C Preferred Stock
The fair value adjustment during the year ended December 31, 2021 was based on the final settlement amount using a conversion price of $11.57 per share on February 9, 2021. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.
Warrant Liability
The fair value adjustment for the net exercise of warrants with an exercise price of $6.43 during the year ended December 31, 2021 was based on the final settlement amount using the IPO price on February 9, 2021. Subsequent to the closing of the IPO, the fair value of the warrants issued by the Company were estimated using a variant of the Black Scholes option pricing model. The underlying equity included in the Black Scholes option pricing model was valued based on the closing price of common stock at each measurement date.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2021 and 2020, the fair value of the warrants increased by $2.9 million and $4.9 million, respectively. The change in fair value of warrant liability in both periods was recognized in the consolidated statements of operations.
A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company's warrant liabilities that were categorized within Level 3 of the fair value hierarchy as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Strike price	$8.01	$9.18
Contractual term (years)	1.2	4.9
Volatility (annual)	74.6%	86.8%
Risk-free rate	0.7%	0.1%
Dividend yield (per share)	0.0%	0.0%

Note 5—Balance Sheet Components
R&D tax credit receivable
The Company also recorded an Australian tax credit as provided by the Australian Taxation Office for qualified research and development expenditures incurred through its subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2021, the Company generated an Australian tax credit of $0.8 million which was included in prepaid expenses and other current assets on the consolidated balance sheets and the Company received the tax credit in January 2022.
Property and Equipment, Net
The Company's property and equipment, net was comprised of the following (in thousands):

	December 31,
	2021	2020
Equipment	$866	$512
Furniture and fixtures	34	27
Leasehold improvements	68	43
Total property and equipment	968	582
Less: accumulated depreciation	(517)	(426)
Property and equipment, net	$451	$156
Depreciation expense for the years ended December 31, 2021 and 2020 was $0.1 million.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Prepaid and Other Current Assets
Prepaid and other current assets were comprised of the following (in thousands):

	December 31,
	2021	2020
Deferred Offering costs	$—	$1,978
Prepaid clinical fees	168	—
Business insurance	275	—
Security deposit	131	—
Convertible note receivable	—	5,000
Angion Pty tax	863	352
Other	248	360
Total prepaid and other current assets	$1,685	$7,690
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$1,274	$3,154
Accrued direct research costs	1,196	1,321
Accrued operating expenses	749	707
Accrued interest	—	1,483
Total accrued expenses	$3,219	$6,665

Note 6—Convertible Notes Payable
As of December 31, 2020, the Company had convertible notes with an aggregate principal amount of $39.8 million and $1.8 million accrued interest outstanding.
Conversion of Convertible Notes Payable
In January 2021, the Company issued 33,978 shares of common stock upon the conversion of certain of the outstanding 2020 Notes. In connection with the IPO in February 2021, with an IPO price of $16.00 per share, the remaining outstanding convertible notes were converted into 3,636,189 shares of the Company’s common stock based on a conversion price of $11.57 per share. There were no convertible notes outstanding as of December 31, 2021.

Note 7— Series C Convertible Preferred Stock

The following table summarizes the aggregate values recorded for the Series C convertible preferred stock as of December 31, 2020 (in thousands):

	At issuance	December 31, 2020
Series C convertible preferred stock recorded at amortized cost
Principal	$22,308	$22,308
Settlement premium	5,577	5,577
Unamortized discounts and fees	(9,250)	(1,884)
Net carrying amount	$18,635	26,001
Series C convertible preferred stock recorded at fair value
Series C convertible preferred stock issued in exchange for convertible notes		2,254
Change in fair value of Series C convertible preferred stock exchanged for convertible notes		264
Total Series C convertible preferred stock		$28,519

Conversion of Series C Convertible Preferred Stock
In connection with the IPO in February 2021, with an initial public offering price of $16.00 per share, all shares of Series C convertible preferred stock outstanding plus accrued dividends were automatically converted into an aggregate of 2,234,640 shares of common stock with a conversion price of $11.57 per share. There were no shares of convertible preferred stock outstanding as of December 31, 2021.

Note 8—Stockholders' Equity
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.
Treasury stock
The retirement of treasury stock was recorded as a reduction of common stock and additional paid-in capital at the time such retirement was approved by our Board of Directors in October 2021.

As of December 31, 2021 and 2020, zero and $1.8 million was included in treasury stock in the consolidated balance sheets.

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
Stock Options
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following inputs:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.7%	0.7%
Expected dividend yield	—	—
Expected term in years	6.0	5.9
Expected volatility	71.8% - 73.1%	70.8% - 86.8%
Each of these inputs is subjective and generally requires significant judgment.
Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which is based on the mid-point between the contractual term and vesting period.
Volatility—The Company determines volatility based on the historical volatilities of comparable publicly traded life science companies over a period equal to the expected term because it does not have sufficient trading history for its common stock price. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding volatility on its own stock becomes available.
Risk-Free Interest Rate—The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.
Dividend Yield—The Company has never paid and has no plans to pay any dividends on its common stock. Therefore, the Company has used an expected dividend yield of zero.
Fair Value of Common Stock—For periods prior to the IPO, the Company determined the estimated fair value of its common stock using the Subject Company Transaction Method which includes the back-solve and scenario-based methods (Probability Weighted Expected Return Method) to arrive at estimated fair values. Subsequent to the IPO, the fair value was based on the closing price of the Company’s common stock on the grant date.

The following assumptions were used to estimate the fair value of stock option awards: The following table summarizes information as of December 31, 2021 and activity during 2021 related to the Company’s stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,479,731	$6.97	8.4	$15,140
Options granted	1,103,721	15.44
Options forfeited	(189,388)	13.24
Options exercised	(152,939)	6.40
Options expired	(10,963)	7.67
Outstanding as of December 31, 2021	4,230,162	$8.92	7.8	$—
Options vested and exercisable	2,499,165	$7.11	7.1	$—
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the years ended December 31, 2021 and 2020 were $10.25 and $5.48, respectively. As of December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $6.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
Restricted Stock and Restricted Stock Units
The Company's RSA and RSU activity for the years ended December 31, 2021 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	14,586	$6.05	74,144	$7.78
Vested	(14,586)	6.05	(43,875)	$8.16
Forfeited			(12,764)	$6.12
Outstanding at December 31, 2021	—		17,505	$9.51
Vested as of December 31, 2021	—		43,875	$8.16
Performance-based Restricted Stock Units
The Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and released were in June 2021 upon the second anniversary of the grants. As of December 31, 2021, the Company had 185,510 PSUs outstanding.

The following table summarizes the total stock-based compensation expense for the stock options, RSUs, RSAs, PSUs compensation issued in shares recorded in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$5,898	$2,183
General and administrative	6,143	2,533
Total	$12,041	$4,716
Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of December 31, 2021, 390,000 shares under the ESPP remain available for purchase and no offerings had been authorized.

Note 10—Warrants
As of December 31, 2021 and 2020, the outstanding warrants to purchase the Company's common stock were comprised of the following:

	Classification	Exercise Price	Expiration Date	Warrants at December 31,
				2021	2020
Warrants issued with 2015 Notes	Liability	$6.43	7/5/28	—	388,396
Warrants issued with 2016 Notes	Liability	$6.43	7/5/28	—	538,933
Warrants issued with 2017 Notes	Liability	$6.43	7/5/28	—	79,265
Warrants issued with 2018 Notes	Liability	$6.43	7/5/28	—	498,567
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/28	232,287	238,779
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/28	875,034	907,860
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	48,485
Broker Warrants issued with 2019 Notes	Equity	$0.01	1/30/20	—	—
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,506
Total Warrants				1,148,123	2,739,791

In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with changes in the fair value recognized in the consolidated statements of operations at the end of each reporting period. Refer to Note 4 for changes in the fair value recognized during the periods reported.
In accordance with ASC 815, the warrants classified as equity do not meet the definition of a derivative and are classified in stockholders' equity (deficit) in the consolidated balance sheets.

The Company's warrant activity for the year ended December 31, 2021 was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance—December 31, 2020	2,739,791	$7.00	4.9
Exercised (1)	(1,588,756)	7.30
Expired	(2,912)	8.03
Balance—December 31, 2021	1,148,123	$8.01	1.2
_________________________________
(1) 613,892 shares from warrant exercised were tendered back to the Company to cover the exercise price of the warrant.
Conversion of Warrants
In February 2021, all warrants outstanding issued with 2015 Notes, 2016 Notes, 2017 Notes, and 2018 Notes with an exercise price of $6.43 per share were net exercised into an aggregate of 844,335 shares of common stock upon the IPO with a conversion price of $11.57 per share.

Note 11—Commitments and Contingencies
Operating Leases
The Company leases office and laboratory space in Uniondale, New York from NovaPark, a related party, under an agreement classified as an operating lease that expires on June 20, 2026. The Company's lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company's share of the landlord's operating expenses, including management fees. The Company does not act as a lessor or have any leases classified as financing leases.
The Company leases office space in Fort Lee, New Jersey, comprising approximately 2,105 square feet for approximately $0.1 million per year, under a non-cancelable operating lease through March 31, 2022. However, this arrangement is excluded from the calculation of lease liabilities and right of use assets as its term is less than one year. The lease is subject to charges for common area maintenance and other costs. The Company is not going to renew the New Jersey lease after March 31, 2022.
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

The following table provides the components of the Company's rent expense (in thousands):

	For the Year Ended December 31,
	2021	2020
Operating leases
Operating lease cost	$1,142	$1,099
Variable cost	473	646
Operating lease expense	1,615	1,745
Short-term lease rent expense	44	91
Total rent expense	$1,659	$1,836
The following table summarizes quantitative information about the Company's NovaPark operating leases (dollars in thousands):

	For the Year Ended December 31,
	2021	2020
Operating cash flows from operating leases	$1,179	$1,081
Right-of-use assets exchanged for operating lease liabilities	$624	$88
Weighted-average remaining lease term—operating leases (in years)	3.8	5.5
Weighted-average discount rate—operating leases	10.1%	11.0%
As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2022	$1,289
2023	1,305
2024	1,209
2025	1,104
2026	516
Thereafter	—
Total	5,423
Less present value discount	(1,054)
Operating lease liabilities	$4,369

Financing obligation
In 2021, the Company entered into a sale and leaseback arrangement with a third-party financing institution as a financing mechanism to fund certain of its capital expenditures primarily related to operating equipment, whereby the physical asset is sold concurrent with an agreement to lease the asset back. The initial leaseback term is 42 months starting from November 2021. The arrangement includes a renewal option as well as a repurchase option at fair value with a cap at the end of the term. The arrangement does not qualify as an asset sale as control of the equipment did not transfer to the third party and is accounted for as a failed sale-leaseback. Therefore, the Company accounts for the arrangement as a financing transaction and records the proceeds received as a financing obligation. The leased assets are included in property and equipment, net on the consolidated balance sheets and are subject to depreciation.
During the year ended December 31, 2021, the Company received $0.3 million in connection with the sale and leaseback of certain equipment.

The following table summarizes quantitative information about the Company's financing obligation (dollars in thousands):

For the Year Ended December 31,
2021
Cash flow information:
Proceeds from sale and leaseback arrangement	$302
Payments of financing obligation
Operating cash flows from financing obligation	$7
Financing cash flows from financing obligation	$9
Other information:
Weighted-average remaining lease term (in years)	3.0 years
Weighted-average discount rate (in percent)	1.1%
Carrying value of leased asset included in Property and Equipment, net	$270
Depreciation associated with the leased asset	$38
As of December 31, 2021, maturities of financing obligation were as follows (in thousands):

Year Ended December 31,	Amounts
2022	$94
2023	94
2024	94
2025	31
2026	—
Thereafter	—
Total	313
Less present value discount	(20)
Financing obligation	$293
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
Paycheck Protection Program
In April 2020, the Company received funds in the amount of $0.9 million pursuant to a loan under the Paycheck Protection Program of the 2020 CARES Act ("PPP") administered by the Small Business Association. The loan has an interest rate of 1.0% and a term of 24 months. No payments were due for the first 16 months, although interest accrued, and monthly payments were due over the next 8 months to retire the loan plus accrued interest. Funds from the loan could only be used for certain purposes, including payroll, benefits, rent and utilities, and a portion of the loan used to pay certain costs were forgivable, all as provided by the terms of the PPP. The loan was evidenced by a promissory note, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The SBA approved the Company's PPP Loan forgiveness application on May 26, 2021 for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $0.9 million.
Employee Retention Credit ("ERC")
The Employee Retention Credit ("ERC") under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. The Internal Revenue Service ("IRS") subsequently issued Notice 2021-23 and Notice 2021-49 which collectively extended the ERC eligibility to cover qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts.
During the years ended December 31, 2021 and 2020, the Company received $1.5 million and zero, respectively for ERC and applied the benefit as a reduction to the payroll expenses in the consolidated statement of operations.

Note 12—Income Taxes
The Company recognized no tax provision for the year ended December 31, 2021 and December 31, 2020. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is largely due to the Company's net operating losses, which are offset by the corresponding valuation allowance. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.
Losses before income taxes includes the following components:

	Year Ended December 31,
	2021	2020
United States	$(53,547)	$(78,164)
Foreign	(1,026)	(1,943)
Total	$(54,573)	$(80,107)

The provision for income taxes provision (benefit) for the years ended December 31, 2021 and 2020 consists of the following (in thousands):

	December 31,
	2021	2020
Current:
Federal	$—	$—
United States	—	—
Foreign	—	—
Total Current	$—	$—

Deferred
Federal	(5,460)	(12,129)
State	(4,779)	(522)
Change in valuation allowance	10,239	12,651
Total Deferred	—	—
Total tax provision	$—	$—

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate were as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—	0.6%
Stock compensation	(2.3)%	(0.9)%
Foreign rate differential	(0.1)%	(0.5)%
Interest	(4.3)%	—
R&D and other tax credit changes	2.8%	(1.1)%
Permanent items	(7.3)%	(4.7)%
Nontaxable Income	0.3%	—
Other	—	1.4%
Change in valuation allowance	(10.1)%	(15.8)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company's deferred tax asset at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$29,211	$22,686
R&D and other tax credit carryovers	6,752	4,718
Lease liability	1,224	956
Stock-based compensation	3,070	1,323
Accrued compensation and other expenses	536	658
Fixed assets	—	3
Total deferred tax assets	40,793	30,344
Deferred tax liabilities
Fixed assets	(37)	—
Right of use assets	(1,046)	(874)
Valuation allowance	(39,710)	(29,470)
Deferred tax assets, net of allowance	$—	$—
As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $118.5 million available to reduce future taxable income, if any, for federal income tax purposes. Approximately $9.6 million of federal net operating losses can be carried forward to future tax years and begin to expire in 2035. The federal net operating losses generated for the years beginning after December 31, 2017, approximately $108.9 million in total, can be carried forward indefinitely.
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

The Company files income tax returns in the United States, California, Massachusetts, New York and New Jersey. Due to the Company's losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2021 and 2020, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

At December 31, 2021, the Company's reserve for unrecognized tax benefits is approximately $3.7 million. Due to the full valuation allowance at December 31, 2021, current adjustments to the unrecognized benefits will have no impact to the Company's effective income tax rate.

Reconciliation of uncertain tax positions as of December 31, 2021 and 2020 was as follows (in thousands):

	December 31,
	2021	2020
Beginning Balance	$2,579	$—
Additions
Additions for current year	1,073	633
Additions for prior years	23	1,946
Ending Balance	$3,675	$2,579
Total amount of unrecognized tax benefits, if recognized, would affect the effective tax rate was as follows (in thousands):

	December 31,
	2021	2020
Unrecognized benefits that would affect the effective tax rate	$—	$—
Unrecognized benefits that would not affect the effective tax rate	3,675	2,579
Total unrecognized benefits	$3,675	$2,579

The Company does not anticipate material changes to its uncertain tax positions for the next twelve months.

In conjunction with the 2018 Act that amends the Internal Revenue Code that reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 and modified policies, credits, and deductions (the "Tax Act"), the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has completed its evaluation and determined that there was no net impact on the Company's consolidated financial statements for the years ended December 31, 2021 and 2020 as the corresponding adjustment was made to the valuation allowance.

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

Note 14—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(54,573)	$(80,107)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,244,825	14,762,120
Net loss per share attributable to common stockholders, basic and diluted	$(1.93)	$(5.43)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2021	2020
Shares issuable upon exercise of stock options	4,230,162	3,479,731
Shares issuable upon the exercise of warrants	1,148,123	2,739,791
Shares issuable upon conversion of the convertible notes(1)	—	5,603,388
Shares issuable upon conversion of the Series C preferred stock(1)	—	3,920,172
Non-vested shares under restricted stock unit grants	203,015	58,951
Non-vested shares under restricted stock grants	—	14,585
Total	5,581,300	15,816,618
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
The Company owns and the family of the Company's director and Chairman Emeritus owns approximately 2.4% and 80.6%, respectively, of the membership interests in Ohr. Our Chief Executive Officer is also owns approximately 0.80% of the membership interests in Ohr. The Chairman Emeritus’s son is the manager of Ohr.
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

NovaPark Investment and Lease
As of December 31, 2021, the Company had a 10% interest in NovaPark. Members of the Company's director and Chairman Emeritus’s 's immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method. The following table provides the activity for the NovaPark investment for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$672	$849
Losses of equity method investment	(96)	(71)
Distribution from NovaPark	(3)	(106)
Ending balance	$573	$672
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease that expires June 20, 2026. The Company recorded rent expense for fixed lease payments of $1.1 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. The Company recorded rent expense for variable expenses related to the lease of $0.5 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. See Note 11.
Convertible Notes
In connection with the IPO in February 2021, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, converted all their outstanding convertible notes into an aggregate of 149,500 shares of common stock with a conversion price of $11.57. As of December 31, 2021, there were no convertible notes outstanding.
Series C Convertible Preferred Stock
In connection with the IPO in February 2021, Jay Venkatesan, M.D., the President and Chief Executive Officer and director of the Company converted all his outstanding preferred stock into an aggregate of 165,094 shares of common stock with a conversion price of $11.57 per share. As of December 31, 2021, there were no shares of convertible preferred stock outstanding.
Consultant Fees
Angion paid consulting fees under an agreement with the wife of the director and Chairman Emeritus of the Company for Company management services. Consultant fees paid to the wife were approximately zero and $0.1 million in the years ended December 31, 2021 and 2020, respectively. This consultant agreement was terminated in February 2022.
Other
Dr. Michael Yamin, a former member of the Board of Directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). In the years ended December 31, 2021 and 2020, the Company paid Pearl Cohen $3.9 thousand and $0.1 million in legal fees, respectively.
In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Pursuant to the terms of the consulting agreement, Dr. Yamin, in his capacity as a consultant, received $0.1 million during each of the years ended December 31, 2021 and 2020. Dr. Yamin resigned from the Company's Board of Directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the Board or management of the Company.

Note 16—Subsequent Events
On January 4, 2022, the Company announced a reduction in force impacting somewhat less than half of its current employees. The Company’s decision to engage in this reduction resulted from an assessment of its internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for DGF would likely not support a regulatory approval in that population and the Phase 2 study in CSA-AKI would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support the Company’s 2022 primary focus on the clinical development of its investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, particularly in the kidney and lung, as well as advancing preclinical assets to IND-enabling studies.
On February 25, 2022, the Company entered into a Separation Agreement with Itzhak D. Goldberg, M.D., who formerly served as Executive Chairman and Chief Scientific Officer and currently serves as a director and Chairman Emeritus on our Board. Pursuant to the terms of the Separation Agreement, Dr. Goldberg will receive severance benefits of approximately $1.1 million. Under our Amended and Second Restated 2015 Equity Incentive Plan and our 2021 Incentive Award Plan, Dr. Goldberg will continue to vest his PSUs and stock options and exercisability of his options, so long as he remains in continuous service with the Company as a director on the Board or otherwise.
On March 1, 2022, the Company entered into a Separation Agreement with Elisha Goldberg, former employee and son of Itzhak D. Goldberg, M.D., who currently serves as a director and Chairman Emeritus on the Company’s Board. Pursuant to the terms of the Separation Agreement, Mr. Goldberg will receive severance benefits of approximately $0.5 million. Mr. Goldberg will also have the right to exercise any vested stock options he may have received under our Amended and Second Restated 2015 Equity Incentive Plan or our 2021 Incentive Award Plan until December 31, 2022, which extended the exercise period by 11 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of our consolidated financial statements, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
During 2021, we took a number of actions to remediate these material weaknesses, including:
•engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with U.S. GAAP;
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was not effective as of December 31, 2021, based on the COSO criteria, due to the existence of the material weaknesses.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management
Executive Officers
The following table sets forth information regarding our executive officers and directors as of March 1, 2022:

Name	Age	Position(s)
Executive Officers and Employee Directors:
Jay R. Venkatesan, M.D.	50	President and Chief Executive Officer and Chairman of the Board
John F. Neylan, M.D.	68	Executive Vice President, Chief Medical Officer and Head of Research
Jennifer J. Rhodes, J.D.	51	Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Corporate Secretary
Gregory S. Curhan	60	Chief Financial Officer
Non-Employee Directors:
Victor F. Ganzi(1)(2)(3)	75	Director, Lead Independent Director
Itzhak D. Goldberg, M.D.(4)	73	Director and Chairman Emeritus
Allen R. Nissenson, M.D. (1)(2)(3)	75	Director
Gilbert S. Omenn, M.D., Ph.D.(1)(2)(3)	80	Director
Karen J. Wilson(1)(2)(3)	58	Director
________________________
(1) Member of the audit committee.
(2) Member of the compensation committee.
(3) Member of the nominating and corporate governance committee.
(4) Dr. Goldberg resigned his employment in February 2022 and no longer serves as an Executive Officer of Angion. Dr. Goldberg continues to serve as a Director and Chairman Emeritus.
Executive Officers and Employee Directors
Jay R. Venkatesan, M.D., President, Chief Executive Officer and Chairman. Dr. Venkatesan was appointed Chairman of the Board in January 2022, and he has been our President and Chief Executive Officer and director since May 2018. Dr. Venkatesan has served as a Managing Partner of Alpine BioVentures, an investment firm, since July 2015. From July 2015 to August 2018, Dr. Venkatesan served as President of Alpine Immune Sciences, an immunotherapy company that he co-founded as a Managing Partner of Alpine BioVentures, and also served as its Chief Executive Officer from July 2015 to June 2016. Additionally, as Managing Partner of Alpine BioVentures, from January 2014 to August 2014, Dr. Venkatesan served as Founder and Chief Executive Officer of Alpine BioSciences, a biotechnology company, which was acquired by Cascadian Therapeutics, where he then served as Executive Vice President and General Manager from August 2014 to May 2015 (subsequently acquired by Seagen, Inc.). Since January 2008, Dr. Venkatesan has served as the founder and managing member of Ayer Capital, a global healthcare fund. Prior to that, he served as a director at Brookside Capital, part of Bain Capital, where he co-managed healthcare investments. He was also a consultant at McKinsey & Co., a consulting firm, and a venture investor with Patricof & Co. Ventures (now Apax Partners), an investment firm. Dr. Venkatesan has served on the board, of Alpine Immune Sciences, Inc. (Nasdaq: ALPN) since June 2015. Dr. Venkatesan previously served on the board of Exicure Inc. (Nasdaq: XCUR) from March 2014 to December 2020 and Iovance Biotherapeutics Inc. (Nasdaq: IOVA) from September 2013 to March 2018. He has an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. from Williams College. We believe that Dr. Venkatesan's leadership experience and investment experience in the biopharmaceutical industry qualify him to serve as a member of our board of directors.

John F. Neylan, M.D. Dr. Neylan was appointed Executive Vice President and Head of Research in March 2022, and he has served as our Chief Medical Officer since December 2018. From April 2015 to December 2018, Dr. Neylan served as Chief Medical Officer of Keryx, a biopharmaceutical company focused on nephrology. From May 2008 to April 2015, Dr. Neylan served as Senior Vice President, Clinical Development, at Genzyme

Corporation, a biopharmaceutical company focusing on specialty metabolic diseases. From 2000 to 2008, Dr. Neylan served as Vice President, Research and Development for Wyeth Research, a pharmaceutical company, overseeing the clinical development of transplantation therapeutics and providing medical affairs support to the transplant franchise. Dr. Neylan has also held prestigious positions in academia, including Professor of Medicine at Emory University and Assistant Professor of Medicine at University of California, Davis, serving at both institutions as Medical Director of the respective Renal Transplant Programs, with oversight of the clinical research programs. Dr. Neylan has a B.S. from Duke University and an M.D. from Rush Medical School in Chicago. He completed his Internal Medicine residency at Vanderbilt University and fellowships in Nephrology and in Transplantation and Immunogenetics at Brigham and Women's Hospital, Harvard University. He was formerly the President of the American Society of Transplantation, past Board Member of the National Kidney Foundation and a past Industry Representative on the FDA Cardiovascular and Renal Drugs Advisory Committee.

Jennifer J. Rhodes, J.D. Ms. Rhodes was appointed Executive Vice President and Chief Business Officer in March 2022 and she has served as, General Counsel, Chief Compliance Officer and Corporate Secretary since January 2020. In February 2019, Ms. Rhodes also became a director of Legal Aid at Work, a non-profit legal services organization. Ms. Rhodes previously served as General Counsel and Corporate Secretary at Adamas Pharmaceuticals, Inc., a public pharmaceutical company, from April 2016 until January 2020, during which time she also served as Chief Compliance Officer since August 2016 and Chief Business Officer since January 2017. Prior to that, Ms. Rhodes served as General Counsel at Medivation, Inc., a biopharmaceutical company, from June 2012 to September 2015, where she was responsible for Medivation's legal matters, and also served as Corporate Secretary from April 2013 to September 2015 and as Chief Compliance Officer from July 2012 to October 2014. From May 2006 to June 2012, Ms. Rhodes was an Assistant General Counsel at Pfizer Inc., a biopharmaceutical company, where she supported the U.S. Primary Care Business and its Primary Care Medicines Development Group and served as a global product lead for Pfizer Inc.'s primary care medicines. Prior to joining Pfizer Inc., she was an associate in the regulatory law and international trade practice areas at Weil, Gotshal & Manges, LLP from October 2000 to April 2006. Ms. Rhodes has a J.D. from Wake Forest University School of Law and a B.A. in Economics from Newcomb College of Tulane University.

Gregory S. Curhan. Mr. Curhan has served as our Chief Financial Officer since June 2020 through his capacity as a partner at FLG Partners, LLC (FLG Partners), a Silicon Valley chief financial officer services firm. Prior to joining FLG Partners, LLC, Mr. Curhan was Chief Financial Officer and Senior Vice President Corporate Development of Providence Medical Technology, a venture-backed medical device manufacturer, December 2016 until January 2020. Prior to that, Mr. Curhan was a Business Development Officer at Brighton Jones, a financial planning company, from December 2012 to December 2016. Mr. Curhan has a B.A. in Economics from Dartmouth College.
Non-Employee Directors
Victor F. Ganzi. Mr. Ganzi has been a member of our board of directors since April 2018, and lead independent director since February 2021. He has served as Non-Executive Chairman of the board of directors of Willis Towers Watson (Nasdaq: WTW), a global advisory, broking and solutions company, since January 2019 and as a director since January 2016. Previously, he served as a director of Towers Watson beginning on January 1, 2010, as Chairman of Towers Watson's Audit Committee, and a member of its Nominating and Governance Committee. Mr. Ganzi is presently a consultant and corporate director, serving on the public company board of Aveanna Healthcare Holdings Inc., a provider of pediatric and adult home healthcare and hospice care since 2016, and serving on the boards of numerous private and not-for-profit organizations, including PGA Tour, Inc., the Partnership to End Addiction, the Whitney Museum of American Art and the Madison Square Boys and Girls Club. Mr. Ganzi was the President and Chief Executive Officer of The Hearst Corporation, a private diversified communications company, from 2002 to 2008. He served as Hearst's Executive Vice President from 1997 to 2002 and as its Chief Operating Officer from 1998 to 2002. Prior to joining Hearst in 1990, Mr. Ganzi was the managing partner at the international law firm of Rogers & Wells (now part of Clifford Chance). Mr. Ganzi previously served as a director of Gentiva Health Services, Inc., Wyeth and Hearst-Argyle Television, Inc. Mr. Ganzi has a B.S. in Accounting summa cum laude, from Fordham University, a J.D. from Harvard Law School and an L.L.M. in Taxation from New York University. We believe that Mr. Ganzi's years of experience serving on boards and legal expertise qualify him to serve as a member of our board of directors.
Itzhak D. Goldberg, M.D., Dr. Goldberg was appointed Chairman Emeritus in January 2022, after having been a director and Chairman of the Board since March 2018. Dr. Goldberg also served as Executive Chairman and Chief Scientific Officer between March 2018 and March 2022, after serving as our Chairman, President, Chief Executive Officer and Scientific Director since our founding in April 1998. Dr. Goldberg was formerly a faculty member at Harvard Medical School, Radiation Oncologist-in-Chief for the North Shore-LIJ (Northwell) Health System, and Professor at the Albert Einstein College of Medicine. He is a Fellow of the American College of Radiology. Dr. Goldberg has an M.D. from Albert Einstein College of Medicine, was a postdoctoral research fellow at Harvard Medical School and was subsequently trained as a radiation oncologist at the Harvard Joint Center for Radiation Therapy. We believe that Dr. Goldberg's extensive experience in the biopharmaceutical industry qualifies him to serve as a member of our board of directors.

Allen R. Nissenson, M.D. Dr. Nissenson has been a member of our board of directors since January 2020. He completed serving as the Emeritus Chief Medical Officer of DaVita Kidney Care in January 2022, where he has served since January 2020 and where he previously served as Chief Medical Officer from August 2008 to January 2020. He is currently an Emeritus Professor of Medicine at the David Geffen School of Medicine at UCLA, where he has served since August 2008 and where he previously served as Director of the Dialysis Program from July 1977 to August 2008 and Associate Dean from July 2005 to August 2008. Dr. Nissenson is also currently on the board of directors of Rockwell Medical Inc., a public biopharmaceutical company, which he joined in June 2020 and Diality, a private technology development company. Dr. Nissenson is a past chair of Kidney Care Partners and past co-chair of the Kidney Care Quality Alliance. He is a former president of the Renal Physicians Association (RPA) and current member of the Government Affairs Committee. Dr. Nissenson also previously served as president of the Southern California End-Stage Renal Disease Network, as well as chair of the Medical Review Board. He served as a Robert Wood Johnson Health Policy Fellow of the National Academy of Medicine from 1994 to 1995 and worked in the office of the late Senator Paul Wellstone. Dr. Nissenson has an M.D. from Northwestern University Medical School and is the recipient of various awards, including the President's Award of the National Kidney Foundation, the Lifetime Achievement Award in Hemodialysis, the American Association of Kidney Patients' (AAKP) Medal of Excellence Award and, in 2017, the RPA Distinguished Nephrology Service Award. We believe that Dr. Nissenson's years of experience in the healthcare industry qualify him to serve as a member of our board of directors.

Gilbert S. Omenn, M.D., Ph.D. Dr. Omenn has been a member of our board of directors since January 2020. Since 1997, Dr. Omenn has been a faculty member at the University of Michigan, where he is currently the Harold T. Shapiro Distinguished University Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health. Earlier, he was the dean of the School of Public Health and Community Medicine and professor of medicine at the University of Washington. Dr. Omenn served as Executive Vice President for Medical Affairs of the University of Michigan and as Chief Executive Officer of the University of Michigan Health System from 1997 to 2002. From 1977 to 1981 he was associate director of the White House Office of Science & Technology Policy and then the Office of Management & Budget. Dr. Omenn is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. He chaired the Presidential/Congressional Commission on Risk Assessment and Risk Management, the NAS/NAE/IOM Committee on Science, Engineering, and Public Policy, and the Advisory Committee for the Agency for Toxic Substances and Disease Registry. He served on the National Commission on the Environment, the NIH Scientific Management Review Board, and the CDC Director's Advisory Committee. He is a past president of the American Association for the Advancement of Science. Since 2014, Dr. Omenn has served as a director of Galectin Therapeutics Inc., a biotechnology company (Nasdaq: GALT), and since 2020 as a director of Amesite Inc, an AI-based educational technology company (Nasdaq: AMST). Dr. Omenn previously served as a director of Amgen, Inc. for 27 years and Rohm & Haas Company for 22 years. Dr. Omenn was a director of Esperion Therapeutics (Nasdaq: ESPR) from August 2014 to May 2018. He is a director of the Hastings Center for Bioethics and the Center for Public Integrity. Dr. Omenn has a B.A. summa cum laude from Princeton University, M.D. magna cum laude from Harvard Medical School and Ph.D. in genetics from the University of Washington. We believe that Dr. Omenn's years of experience in the healthcare industry qualify him to serve as a member of our board of directors.
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
We filed reports on behalf of our directors, executive officers and 10% holders during the year ended December 31, 2021. Such reports were filed consistent with the reporting obligations of Section 16(a) of the Exchange Act, except that untimely reports were filed on behalf of Dr. Goldberg and Dr. Venkatesan on November 17, 2021 and December 17, 2021, respectively, reporting the shares that were withheld to satisfy tax or other government withholding obligations in connection with the vesting of PSUs.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process.

The members of our audit committee are Karen Wilson, Victor Ganzi, Allen Nissenson and Gilbert Omenn. Ms. Wilson serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Stock Market. Our board of directors has determined that Ms. Wilson is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of The Nasdaq Stock Market. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of Ms. Wilson, Mr. Ganzi, Dr. Nissenson and Dr. Omenn are independent under the applicable rules of the SEC and The Nasdaq Stock Market. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Stock Market.
Procedures by Which Security holders May Recommend Nominees to the Board of Directors
The Nominating and Corporate Governance Committee of the Board has adopted procedures for considering director candidates recommended by stockholders. Stockholders who wish to recommend individuals for consideration by the Committee as candidates for potential election by the Board as directors, can deliver a written recommendation to the Corporate at Angion Biomedica Corp., 51 Charles Lindbergh Boulevard, Uniondale, New York 11553, at least 120 days prior to the anniversary date of the mailing of the proxy statement for the last annual meeting of stockholders and must include the following information: name and address of the nominating stockholder; a representation that the nominating stockholder is a record holder; a representation that the nominating stockholder intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified; information regarding each nominee that would be required to be included in a proxy statement; a description of any arrangements or understandings between the nominating stockholder and the nominee; and the consent of each nominee to serve as a director, if elected.
The Nominating and Corporate Governance Committee will evaluate candidates recommended by a stockholder in the same manner as candidates identified any other person, including members of the Board.

Code of Business Conduct and Ethics
Our Board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website. We intend that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Item 11. Executive Compensation
The following is a discussion and analysis of compensation arrangements of our named executive officers (NEOs). This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.
Our NEOs for fiscal year 2021 were as follows:
▪Jay R. Venkatesan, M.D., President and Chief Executive Officer and Chairman of the Board(1) ;
▪Itzhak Goldberg, Director and Chairman Emeritus(2)
▪John Neylan, Executive Vice President, Chief Medical Officer and Head of Research
________
(1) Dr. Venkatesan was appointed Chairman of the Board in January 2022.
(2) After serving as Executive Chairman and Chief Scientific Officer for Angion during the year ended December 31, 2021. Dr. Goldberg resigned his employment in February 2022, and no longer serves as an Executive Officer of Angion.

2021 Summary Compensation Table
The following table sets forth total compensation paid to our NEOs for the fiscal year ending on December 31, 2021 and, with respect to Dr. Venkatesan, 2020. Neither Dr. Goldberg or Dr. Neylan were named executive officers in 2020 and, accordingly, their compensation for 2020 is omitted.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	Total (3) ($)
Jay R. Venkatesan, M.D., President and Chief Executive Officer and Chairman of the Board(4)	2021	587,100	—	1,952,099	2,539,199
	2020	570,000	194,800	629,598	1,394,398
Itzhak D. Goldberg, M.D., Executive Chairman and Chief Scientific Officer(5)	2021	484,018	—	763,863	1,247,881
John F. Neylan, M.D., Executive Vice President, Chief Medical Officer and Head of Research (6)	2021	468,650	—	763,863	1,232,513
___________________________________
(1)The bonus column includes discretionary annual bonuses paid to each of our NEOs in connection with their service in the applicable fiscal year. For fiscal year 2020, the bonuses were paid in March 2021. Please see the descriptions of the bonuses paid to our NEOs under "2021 Bonuses" below, including target amounts for the discretionary annual bonuses.
(2)Amounts shown represents the grant date fair value of options granted as calculated in accordance with ASC Topic 718. See Note 2 of the financial statements included in this Annual Report on Form 10-K for the assumptions used in calculating this amount.
(3)NEOs received no compensation other than salaries, bonuses, and stock option awards.
(4)Dr. Venkatesan was appointed Chairman of the Board in January 2022.
(5)After serving as Executive Chairman and Chief Scientific Officer for Angion during the year ended December 31, 2021, Dr. Goldberg resigned his employment in February 2022, and no longer serves as an Executive Officer of Angion. Dr. Goldberg continues to serve as a Director and Chairman Emeritus.
(6)Dr. Neylan was appointed Executive Vice President and Head of Research in March 2022, and continues to serve as Chief Medical Officer.

Narrative to Summary Compensation Table
2021 Salaries
Our NEOs each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. Dr. Venkatesan's base salary in 2020 was $570,000 and was increased to $587,100, effective as of January 1, 2021. Dr. Venkatesan current annual salary, effective January 1, 2022 is $608,000. Dr. Goldberg's base salary in 2020 was $469,920 and was increased in 2021 to $484,018, effective as of January 1, 2021. Dr. Goldberg is no longer employed by Angion. Dr. Neylan's base salary in 2020 was $455,000 and was increased to $468,650, effective as of January 1, 2021. Dr. Neylan’s current annual salary, effective January 1, 2022, is $485,100. Our board of directors and compensation committee may adjust base salaries from time to time in their discretion.
2021 Bonuses
Our NEOs did not receive a 2021 discretionary cash bonus. We paid each of our NEOs a discretionary cash bonus in 2021 in connection with their contributions to Angion in 2020, based upon their bonus targets, or 50%, 40% and 40% of Dr. Venkatesan's, Dr. Goldberg’s and Dr. Neylan's base salary, respectively.
Equity-Based Compensation
In February 2021, we granted each of Dr. Venkatesan, Dr. Goldberg and Dr. Neylan an option to purchase 178,920, 70,012 and 70,012 shares of our common stock, respectively, under our 2021 Incentive Award Plan (the “2021 Plan”). Each of Dr. Venkatesan's, Dr. Goldberg’s and Dr. Neylan’s options vest as to 1/48th of the shares subject to the option on each monthly anniversary of February 5, 2021, subject to the applicable NEO being employed or in continuous service to us as defined in the 2021 Plan through such vesting date. Upon our IPO in February 2021, Dr. Venkatesan’s and Dr. Goldberg’s performance-based restricted stock units (PSUs) met the performance condition, an initial public offering as defined in the Amended and Second Restated 2015 Equity Award Plan (the “2015 Plan”). Accordingly, the vesting of such PSUs in three equal parts, with the first part vesting commenced upon the IPO in February 2021, the second part vesting for each Dr. Venkatesan and Dr. Goldberg on June 24, 2021, and the third part to vest for each on June 24, 2022. As of December 31, 2021, 371,020 PSUs have been vested.
Other Elements of Compensation
Retirement Savings and Health and Welfare Benefits
On January 1, 2021, we implemented a 401(k) Retirement Savings Program through a third-party provider. Our NEOs are eligible to participate our 401(k) Program on the same terms as other full-time employees. We match 100% of the first 3% of a participant's annual eligible contributions to their 401(k) plan, and 50% of annual eligible contribution between 3% and 5%. We terminated our simple IRA plan for our employees, including our named executive officers, who satisfy certain eligibility requirements on December 31, 2020. We believe that providing a vehicle for tax-deferred retirement savings though 401(k) Plan and our former simple IRA plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.
All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; short-term and long-term disability insurance; and life and AD&D insurance.
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to an NEO when we believe it is necessary to attract or retain the NEO. In 2021 and 2020, we did not provide any perquisites or personal benefits to our NEOs not otherwise made available to our other employees.

Outstanding Equity Awards at 2021 Fiscal Year End
The following table lists all outstanding equity awards held by our NEOs as of December 31, 2021.

		Option Awards				Stock Awards
Name	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares or Units of Shares that Have Not Vested ($)(2)
Jay R. Venkatesan, M.D.	5/1/2018 (3)	934,400	—	5.89	5/1/2028	—	—
	6/24/2019 (4)	—	—	—	6/24/2022	92,755	268,990
	6/18/2020(1)	46,674	77,792	7.77	6/17/2030	—	—
	2/5/2021(1)	37,275	141,645	16.00	2/4/2031	—	—
Itzhak Goldberg	12/19/2018	40,600	—	6.05	1/21/2029	—	—
	6/24/2019 (4)	—	—	—	6/24/2022	92,755	268,990
	6/18/2020(1)	23,337	38,896	7.77	6/17/2030	—	—
	2/5/2021(1)	14,585	55,427	16.00	2/4/2031	—	—
John Neylan	12/17/2018 (5)	116,687	—	6.43	12/18/2028	—	—
	6/18/2020(1)	35,005	58,344	7.77	8/30/2030	—	—
	2/5/2021(1)	14,585	55,427	16.00	12/8/2030	—	—
___________________________________
(1)Except as otherwise noted, options and stock awards vest as to 1/48th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to the holder's continued service to Angion through each vesting date.
(2)The market value of shares that have not vested is calculated based on the fair market value of our common stock as of December 31, 2021.
(3)The stock option vests as to 25% of the shares on the vesting commencement date and thereafter 10% of the shares vest on each quarterly anniversary, subject to Dr. Venkatesan's continued service to us through such vesting date; provided that an additional 25% of the shares can vest if certain financing goals are achieved.
(4)The non-market performance and service conditions based restricted stock units (PSUs) vest upon the occurrence of two vesting conditions, which must be achieved within seven years from the date of grant, a service vesting condition (the Service-Based Requirement) and a liquidity event requirement (the Liquidity Event Requirement). The Liquidity Event Requirement will be satisfied as to any then-outstanding RSUs that have not terminated earlier on the first to occur of (i) a change in control of Angion or (ii) the six month anniversary of or, if earlier, March 15 of the year following an initial public offering of Angion. The PSUs condition was met upon the closing of our IPO in February 2021. Accordingly, the PSUs vest in three equal parts, with the first part vesting commenced upon the IPO in February 2021, the second part vested on June 24, 2021, and the third part to vest on June 24, 2022. As of December 31, 2021, 371,020 PSUs have been vested.
(5)The stock option shall vest as to 25% of the shares on the first anniversary of the vesting commencement date and vest as to the remaining 75% of the shares in 24 substantially equal monthly installments thereafter, such that all awards will be vested on the third year anniversary of the vesting commencement date, subject to the holder's continued service to Angion through such vesting date.

Executive Compensation Arrangements
We previously entered into offer letter agreements with each of our named executive officers in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each named executive officer, including initial base salary, equity grants and employee benefits eligibility.
Severance Plan
In connection with our IPO, we entered into new severance and change in control plan that covers all of our NEOs that supersedes and replaces the severance benefits they would otherwise be entitled to receive.
Under our severance plan that encompasses each of our NEOs, if such NEO's employment with us is terminated without "cause" or such NEO resigns for "good reason" (as each is defined in the severance plan), the applicable NEO will be entitled to receive: (i) nine months of continued base salary (or 12 months for Dr. Venkatesan) and (ii) payment or reimbursement of the cost of continued healthcare coverage for nine months (or 12 months for Dr. Venkatesan). In lieu of the foregoing benefits, if each NEO's employment with us is terminated without "cause" or such NEO resigns for "good reason" during the 12-month period following a Change in Control (as defined in the 2021 Plan), the applicable NEO will be entitled to receive: (i) 12 months of continued base salary (or 18 months for Dr. Venkatesan), (ii) payment or reimbursement of the cost of continued healthcare coverage for 12 months (or 18 months for Dr. Venkatesan), (iii) an amount equal to 12 months of such NEO's annual bonus for the year of termination assuming 100% of target performance (or 18 months for Dr. Venkatesan) and (iv) full accelerated vesting of any of unvested equity awards (except for any performance awards). The foregoing severance benefits are subject to the applicable NEO's delivery of an executed release of claims against us and continued compliance with the NEO's confidentiality obligations under the severance plan.
Until February 28, 2022, Dr. Goldberg had separate severance arrangements with us set forth in his Employment Agreement with us dated May 1, 2018, providing him severance pay, annual bonus payments and COBRA reimbursements for eighteen (18) months for any termination without “cause”, resignation for “good reason”, or “change of control” as defined by his Employment Agreement. On February 25, 2022, we and Dr. Goldberg entered into a Separation Agreement on such terms.
Director Compensation
We approved a compensation policy for our non-employee directors (Director Compensation Program) that became effective in connection with the consummation of the IPO in February 2021 and is subject to amendment by the board of directors as appropriate. Pursuant to the Director Compensation Program, our non-employee directors receive cash compensation as follows:

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
Under the Director Compensation Program, as amended by the board of directors on March 8, 2021, each non-employee director will automatically be granted an option to purchase 30,000 shares of our common stock upon the director's initial appointment or election to our board of directors (Initial Grant) and an option to purchase 15,000 shares of our common stock automatically on the date of each annual stockholder's meeting thereafter, (Annual Grant), unless otherwise approved by the Board. The Initial Grant will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder's meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date. The exercise price per share of director options is equal to the fair market value of a share of our common stock on the grant date, and the director options will vest in full upon (i) a termination of service due to the director's death or Disability (as defined in the 2021 Plan) and (ii) the consummation of a Change in Control (as defined in the 2021 Plan).

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total(2) ($)
Victor Ganzi	77,500	138,029	215,529
Allen Nissenson	62,500	138,029	200,529
Gilbert Omenn	60,500	138,029	198,529
Karen Wilson	65,000	138,029	203,029
__________________________
(1) Amounts shown represents the grant date fair value of options granted during fiscal year 2021 as calculated in accordance with ASC Topic 718. See note 2 of the financial statements included in this Annual Report on Form 10-K for the assumptions used in calculating this amount. As of December 31, 2021, Messrs. Ganzi, Nissenson and Omenn and Ms. Wilson each held options to purchase an aggregate of 53,895 shares of our common stock.
(2) Non-employee directors only received cash fees and stock awards as compensation for their service on the Board of Directors.
The Compensation Committee of the Board has reviewed and assessed Angion’s compensation policies and practices as they related to risk management are not reasonably likely to have a material adverse effect on Angion.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2022 by:

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of our common stock;
•each of our directors;
•each of our named executive officers; and
•all directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after March 1, 2022 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 29,957,509 shares of our common stock outstanding as of March 1, 2022. Shares of our common stock that a person has the right to acquire within 60 days after March 1, 2022 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Angion Biomedica Corp., 51 Charles Lindbergh Boulevard, Uniondale, New York 11553.

	Beneficiary Ownership Table as of March 1, 2022
	Number	Percentage
5% and Greater Stockholders:
Jay R. Venkatesan (1)	2,880,898	9.2%
Itzhak D. Goldberg (2)	1,995,121	6.6%
Vifor International, Ltd	1,995,643	6.7%
EISA-ABC, LLC (3)	1,722,237	5.7%
Named Executive Officers and Directors:
Jay R. Venkatesan (4)	2,880,898	9.2%
Itzhak D. Goldberg (5)	1,995,121	6.6%
Victor F. Ganzi (6)	1,019,628	3.4%
John Neylan(7)	257,567	*
Gilbert S. Omenn (8)	121,256	*
Allen R. Nissenson (9)	40,930	*
Karen J. Wilson (10)	59,648	*
All directors and executive officers as a group (9 persons) (11)	6,671,978	20.8%
_______________________________________________________
*     Represents beneficial ownership of less than 1% of the shares of our common stock.
(1)     Consists of (i) 1,639,257 shares of our common stock held directly by Jay R. Venkatesan and (ii) 1,241,641 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2022.
(2)    Consists of (i) 1,720,068 shares of our common stock held directly by Dr. Goldberg; (ii) 233,374 shares of our common stock held by Itzhak D. Goldberg's Grandchildren's Trust #1 and 116,687 shares of our common stock held by the Itzhak D. Goldberg's Grandchildren's Trust #2, both in which Dr. Goldberg disclaims any pecuniary interest and (iii) 273,053 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2022.
(3)    Based on a Schedule 13G filed on February 14, 2022. The address of EISA-ABC, LLC is 41 Brayton Street, Englewood, NJ 07631.
(4)     Consists of the shares described in footnote 1 above.
(5)     Consists of the shares described in footnote 2 above.
(6)     Consists of (i) 823,117 shares of our common stock held directly by Victor F. Ganzi and 155,581 shares of our common stock held by Victor F Ganzi 2012 GST Family Trust held by Victor Ganzi; (ii) 40,930 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2022.
(7)     Consists of (i) 35,136 shares of our common stock held directly by John Neylan and (ii)222,431 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2022.
(8)     Consists of (i) 80,326 shares of our common stock held by the Gilbert S. Omenn Revocable Trust and (ii) 40,930 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2022.
(9)     Consists of 40,930 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2022.
(10)     Consists of (i)18,718 shares of our common stock held directly by Karen Wilson and (ii) 40,930 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 1, 2022.
(11)     Consists of (i) the shares described in footnotes 3 through 9 above, (ii) 34,399 shares of our common stock held by two other executive officers who are not in the table above, and (iii) 262,531 shares of our common stock that may be acquired pursuant to the exercise of stock options held by the two other executive officers who are not in the table above within 60 days of March 1, 2022.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders. As of December 31, 2021, we did not have any equity compensation plans that were not approved by our stockholders.

Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	4,433,177	$8.51	4,168,609
Equity compensation plans not approved by stockholders	—	—	—
Total	4,433,177	$8.51	4,168,609
(1) Consists of shares subject to our 2015 Equity Incentive Plan (the “2015 Plan”), our 2021 Incentive Award Plan. (the “2021 Plan”), and 2021 Employee Stock Purchase Plan (the “ESPP”). The 2021 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 5% of the number of shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2022, the 2021 Plan was increased by 1,497,818 pursuant to such evergreen provision. The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 299,564 (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2022, the ESPP was increased by 1% of share outstanding shares as of January 1, 2022 pursuant to such evergreen provision. No shares are reflected as being subject to rights as of December 31, 2021 as we have not started any offering periods under the ESPP and, even if we did, such number of shares could not be calculated.
(2) Shares subject to RSUs and PSUs do not have an exercise price. The weighted average exercise price for just the stock options outstanding was $8.92.

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
Convertible Note Financings
All of our issued convertible promissory notes were converted to common stock in February 2021 upon our IPO. During 2020, $1.8 million convertible notes from Dr. Venkatesan were exchanged into convertible preferred stock in August 2020 which were then converted into common stock upon IPO.
In the first nine months of 2020, we issued convertible promissory notes (the Convertible Notes) to certain investors in aggregate principal amount of $34.8 million. The Convertible Notes accrued interest at a rate of 12% per annum, and convert into shares of our common stock upon the consummation of our IPO. In December 2020, we issued Vifor Pharma a convertible promissory note in aggregate principal amount of $5.0 million as part of the equity investment with a maturity date of three years, 2% interest and a conversion price of $11.57 per share, which was automatically converted into shares of our common stock upon our IPO.
The table below sets forth the principal amount, and number of shares of issuable upon conversion of the Convertible Notes issued in 2020 to our directors, executive officers or owners of more than 5% of a class of our capital stock, or an affiliate or immediate family member thereof:

Name	Convertible Note Issued and Outstanding as of December 31, 2020 ( Principal Amount)	Number of Shares of Our Common Stock Issuable Upon Conversion(2)
Gilbert S. Omenn, M.D., Ph.D.(2)	$661,540	61,657
Jay R. Venkatesan, M.D.(3)(4)	$2,965	262
Victor F. Ganzi(3)(5)	$747,671	68,863
Karen Wilson(6)	$200,000	18,718
Vifor (International) Ltd.(7)	$5,000,000	433,143
_____________________________________
(1)The terms of the Convertible Notes provide that the notes and accrued dividends will convert at a price that is equal to a 20% discount to the price of the common stock offered in our IPO. The number of shares reflected are based on an initial public offering price of $16.00 per share and assumed the conversion occurs on February 9, 2021.
(2)Dr. Omenn is a member of our board of directors. Amount shown includes Convertible Notes held by the Gilbert S. Omenn Revocable Trust, an estate planning instrument for which Mr. Omenn is trustee.
(3)Consists of common stock converted from both convertible notes outstanding and convertible preferred stock outstanding.
(4)Dr. Venkatesan is our chief executive officer and a member of our board of directors.
(5)Mr. Ganzi is a member of our board of directors.
(6)Ms. Wilson is a member of our board of directors.
(7)Vifor (International) Ltd. is our licensing partner.
Transactions with NovaPark LLC
We rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space that we rent is part of a 110,000-square-foot general laboratory and development facility (the NovaPark Facility) for biological and chemistry research owned by NovaPark. We recorded rent expense for fixed lease payments of $1.1 million and $1.0 million for years ended December 31, 2021 and 2020, respectively. We recorded rent expense for variable expenses related to the lease of $0.5 million and $0.6 million for the years ended December 31, 2021 and 2020.
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
Consultant Fees and Employment of Immediate Family
We have paid consulting fees under an agreement with Rina Kurz, Dr. Goldberg's spouse, for management and administrative services relating to our U.S. government grants and contracts. For the year ended December 31, 2021, consultant fees paid to Ms. Kurz were approximately $0.1 million. We believe the consulting arrangement with Ms. Kurz was made on terms no less favorable to us than those that we could obtain from unaffiliated third parties. Angion terminated Ms. Kurz’s consultant agreement in February 2022.
Elisha Goldberg, Dr. Goldberg's son, who formerly served as our Vice President and Director of Strategy, was separated from his employment with us on January 31, 2022 as part of our reduction in force announced in January 2022. For the year ended December 31, 2021, Elisha Goldberg was paid $0.3 million in salary and total award of options during 2021 representing less than 0.1% of our fully diluted capitalization.
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
Director Independence
Our board of directors currently consists of six members. Our board of directors has determined that all of our directors, other than Dr. Venkatesan and Dr. Goldberg, qualify as "independent" directors in accordance with The Nasdaq Stock Market listing requirements. Dr. Venkatesan and Dr. Goldberg are not considered independent because they were employees of Angion Biomedica Corp. in 2021. As of March 2022, Dr. Goldberg was no longer an employee of Angion. In addition, as required by The Nasdaq Stock Market rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees
The following table sets forth all fees billed for professional audit, tax and other services rendered by Moss Adams LLP (in thousands):

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$408	$979
Tax Fees (2)	22	14
Other (3)	31	35
Total Fees	$461	$1,028
__________________________
(1) Audit fees are for professional services for the audit of our financial statements, the review of quarterly interim financial statements, and for services that are normally provided by the accountant in connection with other regulatory filings or engagements. Fees for the year ended December 31, 2021 include services associated with our IPO and services rendered for the 2021 audit. Fees for the year ended December 31, 2020 include services associated with our IPO.
(2) Tax fees are for compliance and consultation.
(3) Other fees are for grant compliance audit fee in 2021 and 2020.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
(b)Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/9/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Agreement of Lease, dated June 21, 2011, by and between Angion Biomedica Corp. and NovaPark LLC, as amended.	S-1	1/15/2021	10.1
10.2†	Licensing Agreement, dated November 6, 2020, by and between Angion Biomedica Corp. and Vifor (International) Ltd.	S-1	1/15/2021	10.4
10.2(a)†	Amendment – First Amendment dated July 1, 2021 to Licensing Agreement, dated November 6, 2020, by and between Angion Biomedica Corp. and Vifor (International) Ltd.				X
10.3(a)#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)
10.3(b)#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.3(c)#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.3(d)#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.4(a)#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.5#	2021 Employee Stock Purchase Plan.	S-1/A	2/1/2021	10.7
10.6#	Amended and Restated Employment Agreement, dated March 29, 2019, by and between Angion Biomedica Corp. and Jay R. Venkatesan.	S-1	1/15/2021	10.8
10.7#	Executive Employment Agreement, dated May 1, 2018, by and between Angion Biomedica Corp. and Itzhak D. Goldberg.	S-1	1/15/2021	10.9
10.7(a)	Separation Agreement, dated February 25, 2022, by and between Angion Biomedica Corp. and Itzhak D. Goldberg				X
10.8(b)	Separation Agreement, dated March 1, 2022, by and between Angion Biomedica Corp. and Elisha Goldberg				X
10.9#	Executive Employment Agreement, dated December 17, 2018, by and between Angion Biomedica Corp. and John F. Neylan.	S-1	1/15/2021	10.10
10.10#	Offer Letter, dated November 27, 2019, as amended, by and between Angion Biomedica Corp. and Jennifer J. Rhodes.	S-1	1/15/2021	10.11

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.11#	Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	S-1	1/15/2021	10.12
10.11(a)#	First Amendment dated September 9, 2022 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.				X
10.11(b)#	Second Amendment dated December 1, 2021 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.				X
10.11(c)#	Third Amendment dated March 17, 2022 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.				X
10.12#	Non-Employee Director Compensation Program.				X
10.13	Form of Indemnification Agreement for directors and officers.	S-1	1/15/2021	10.14
10.14#	Amended and Restated Executive Separation Benefits Plan dated November 19, 2021.				X
10.15#	Supply Agreement, dated December 10, 2022, by and between Angion Biomedica Corp. and Solara Active Pharma Sciences, Ltd.				X
2015	Stock Purchase Agreement, dated February 4, 2021, by and among Angion Biomedica Corp. and the purchasers named therein.	8-K	2/09/2021	10.1
2016#	2022 Compensation Decisions with Executive Officers	8-K	3/04/2022	Item 5.02
21.1	Subsidiaries of the registrant.	S-1	1/15/2021	21.1
23.1	Consent of independent registered public accounting firm.				X
24.1	Power of Attorney (reference is made to the signature page hereto)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
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
Jay R. Venkatesan, M.D. President and Chief Executive Officer and Chairman

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

Signature	Title	Date

/s/ JAY R. VENKATESAN, M.D.	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2022
Jay R. Venkatesan, M.D.

/s/ GREGORY S. CURHAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
Gregory S. Curhan

/s/ ITZHAK D. GOLDBERG, M.D.	Director and Chairman Emeritus	March 30, 2022
Itzhak D. Goldberg, M.D.

/s/ VICTOR F. GANZI	Lead Independent Director	March 30, 2022
Victor F. Ganzi

/s/ ALLEN R. NISSENSON, M.D.	Director	March 30, 2022
Allen R. Nissenson, M.D.

/s/ GILBERT S. OMENN, M.D., PH.D.	Director	March 30, 2022
Gilbert S. Omenn, M.D., Ph.D.

/s/ KAREN J. WILSON	Director	March 30, 2022
Karen J. Wilson