Form 10-Q
period 2022-03-31
Angion Biomedica Corp.
filed 2022-05-16
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of May 13, 2022 was 29,958,840.

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
•the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue;
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ANGION BIOMEDICA CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$73,002	$88,756
Grants receivable	—	806
Prepaid expenses and other current assets	3,237	1,685
Total current assets	76,239	91,247
Property and equipment, net	419	451
Operating lease right-of-use assets	3,790	3,986
Investments in related parties	732	723
Other assets	78	106
Total assets	$81,258	$96,513
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,433	$4,710
Accrued expenses	5,242	3,219
Operating lease liabilities, current	918	894
Financing obligation, current	60	58
Deferred revenue, current	653	2,301
Warrant liability	75	114
Total current liabilities	10,381	11,296
Operating lease liabilities, noncurrent	3,236	3,475
Financing obligation, noncurrent	219	235
Other liabilities, noncurrent	220	—
Total liabilities	14,056	15,006
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.01 par value per share; 300,000,000 and 300,000,000 shares authorized, 29,959,425 and 29,959,060 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	300	300
Additional paid-in capital	296,476	296,445
Accumulated other comprehensive loss	(199)	(103)
Accumulated deficit	(229,375)	(215,135)
Total stockholders' equity	67,202	81,507
Total liabilities and stockholders' equity	$81,258	$96,513
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Contract revenue	$1,648	$371
Total revenue	1,648	371
Operating expenses:
Research and development	11,667	14,298
General and administrative	4,466	6,012
Total operating expenses	16,133	20,310
Loss from operations	(14,485)	(19,939)
Other income (expense)
Change in fair value of warrant liability	39	(3,519)
Change in fair value of convertible notes	—	(7,469)
Change in fair value of Series C convertible preferred stock	—	(3,592)
Foreign exchange transaction (loss) gain	111	(53)
Earnings from equity method investment	9	55
Interest income (expense), net	86	(2,170)
Total other income (expense)	245	(16,748)
Net loss	(14,240)	(36,687)
Other comprehensive income:
Foreign currency translation adjustment	(96)	46
Comprehensive loss	$(14,336)	$(36,641)
Net loss per common share, basic and diluted	$(0.48)	$(1.56)
Weighted average common shares outstanding, basic and diluted	29,959,251	23,443,851
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,959,060	$300	—	$—	$296,445	$(103)	$(215,135)	$81,507
Issuance of common stock upon net settlement of restricted stock units and performance stock units	365	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31		—	31
Foreign currency translation adjustment	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	(14,240)	(14,240)
Balance as of March 31, 2022	29,959,425	$300	—	$—	$296,476	$(199)	$(229,375)	$67,202

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
Issuance of common stock upon initial public offering, net of issuance costs, discount, and commissions of $9.3 million	5,750,000	58	—	—	82,657	—	—	82,715
Issuance of common stock upon Concurrent Private Placement, net of issuance costs of $0.7 million	1,562,500	16	—	—	24,234	—	—	24,250
Conversion of convertible preferred stock into common stock upon initial public offering	2,234,640	22	—	—	35,732	—	—	35,754
Conversion of convertible notes into common stock upon initial public offering	3,636,189	36	—	—	58,143	—	—	58,179
Conversion of convertible notes prior to initial public offering	33,978	—	—	—	460	—	—	460
Net exercise of warrants upon initial public offering	844,335	9	—	—	13,500	—	—	13,509
Exercise of broker warrants	47,188	—	—	—	—	—	—	—
Exercise of warrants	107,038	1	—	—	679	—	—	680
Exercise of stock options	155	—	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units and performance stock units	204,774	2	—	—	11	—	—	13
Return of common stock to pay withholding taxes on restricted stock	—	—	(77,060)	(1,145)	—	—	—	(1,145)
Stock-based compensation	—	—	—	—	5,117	—	—	5,117
Foreign currency translation adjustment	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(36,687)	(36,687)
Balance as of March 31, 2021	30,053,606	$300	(393,148)	$(2,991)	$292,670	$(287)	$(197,249)	$92,443
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,240)	$(36,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	6
Amortization of right-of-use assets	196	149
Amortization of debt issuance costs	—	1,884
Stock-based compensation	31	5,117
Change in fair value of convertible notes	—	7,469
Change in fair value of Series C convertible preferred stock	—	3,592
Change in fair value of warrant liability	(39)	3,519
Earnings from equity method investment	(9)	(67)
Distribution from equity investment	—	12
Changes in operating assets and liabilities:
Grants receivable	806	—
Prepaid expenses and other current assets	(1,515)	2,667
Other assets	28	(38)
Accounts payable	(1,323)	1,112
Accrued expenses	2,023	(769)
Lease liabilities	(215)	(146)
Deferred revenue	(1,648)	(371)
Other liabilities, noncurrent	220	—
Net cash used in operating activities	(15,653)	(12,551)
Cash flows from investing activities:
Purchases of fixed assets	—	(41)
Net cash used in investing activities	—	(41)
Cash flows from financing activities:
Net proceeds from issuance of common stock upon initial public offering and Concurrent Private Placement, net of discount and commissions	—	110,560
Payment of deferred offering costs	—	(1,665)
Taxes paid related to net share settlement upon vesting of restricted stock awards	—	(1,145)
Proceeds from RSU settlement	—	13
Payment of financing obligation	(14)	—
Exercise of warrants	—	680
Exercise of stock options	—	1
Net cash provided by (used in) financing activities	(14)	108,444
Effect of foreign currency on cash	(87)	(3)
Net increase (decrease) in cash and cash equivalents	(15,754)	95,849
Cash and cash equivalents at the beginning of the period	88,756	34,607
Cash and cash equivalents at the end of the period	$73,002	$130,456
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes into common stock upon initial public offering	$—	$58,179
Conversion of Series C preferred stock into common stock upon initial public offering	$—	$35,754
Net exercise of warrants upon initial public offering	$—	$13,509
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$618
Conversion of convertible notes into common stock prior to initial public offering	$—	$460
Deferred offering costs in accrued expenses or accounts payable	$—	$1,408
Fixed assets purchased in accrued expenses or accounts payable	$—	$55
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Angion Biomedica Corp. (“Angion” or, the “Company”) is a clinical biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. The Company was incorporated in Delaware in 1998.
Initial Public Offering and the Concurrent Private Placement
On February 9, 2021, the Company’s registration statement on Form S-1 (File No. 333-252177) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on February 9, 2021 at which time the Company issued 5,750,000 shares of its common stock at a price to the public of $16.00 per share, which included the full exercise by the underwriters of their option to purchase an additional 750,000 shares of common stock. In addition to the shares being sold in the IPO, the Company sold an additional 1,562,500 shares of its common stock at the public offering price of $16.00 per share to entities affiliated with Vifor International, Ltd., an existing stockholder (the “Concurrent Private Placement”) for gross proceeds of $25.0 million.
The IPO and Concurrent Private Placement generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and offering expenses payable by the Company.
In connection with the closing of the IPO, all outstanding shares of convertible preferred stock and outstanding convertible notes automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding and there were no convertible notes outstanding. In connection with the closing of the IPO, the Company restated its Restated Certificate of Incorporation to change the authorized capital stock to 300,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, with a par value of $0.01 per share and $0.01 per share, respectively.
Reduction in Force
On January 4, 2022, the Company announced a reduction in force impacting somewhat less than half of its employees. The Company’s decision to engage in this reduction resulted from an assessment of its internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for delayed graft function (DGF) would likely not support a regulatory approval in that population and the Phase 2 study in CSA-AKI would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support the Company’s 2022 primary focus on the clinical development of its investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, particularly in the kidney and lung, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, the Company incurred termination costs, which include severance, benefits, and related costs of approximately $3.2 million, of which $2.7 million was research and development expense and $0.5 million was general and administrative expense. The Company paid $1.1 million during the three months ended March 31, 2022 and expects to pay the remaining $2.1 million, of which $1.9 million is included in accrued expenses, and $0.2 million is included in other liabilities, noncurrent, on or before September 2023.
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and, if approved, commercialize its product candidates. As of March 31, 2022, the Company had $73.0 million in cash and cash equivalents and an accumulated deficit of $229.4 million.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The planned expansion of the Company's clinical and discovery programs will require significant funds. Management expects to continue to incur significant expenses and to incur operating losses for the foreseeable future. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these condensed consolidated financial statements are issued and believes its existing cash and cash equivalents will be sufficient to meet the projected operating requirements well into 2023.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly owned subsidiary, Angion Biomedica Europe Limited, which was dissolved on March 16, 2021, and its wholly owned subsidiary, Angion Pty Ltd., which was established on August 22, 2019. The Company established Angion Pty Ltd., an Australian subsidiary, for the purpose of qualifying for research credits for studies conducted in Australia. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts reported in our condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
The Company’s remaining significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The results for any interim period are not necessarily indicative of results for any future period.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk and Off-Balance Sheet Risk
Cash and cash equivalents are financial instruments potentially subject to concentrations of credit risk. The Company's cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.
Additionally, the Company established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
The Company maintains its cash equivalents in securities and money market funds with original maturities less than three months.
The Company has no financial instruments with off-balance sheet risk of loss.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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
Contract Revenue
The Company accounts for revenue earned from contracts with customers under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:
(1)    Identify the contract(s) with a customer;
(2)    Identify the performance obligations in the contract;
(3)    Determine the transaction price;

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

(4)    Allocate the transaction price to the performance obligations in the contract; and
(5)    Recognize revenue when (or as) the Company satisfies a performance obligation.
At contract inception, the Company assesses the goods or services promised within each contract, whether each promised good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price allocated to the respective performance obligation when or as the performance obligation is satisfied.
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
Licenses of Intellectual Property: If a license to its intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront payments. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Milestone payments: The Company evaluates the probability of whether regulatory and development milestones will be reached and estimates the amounts to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones and any related constraint, and if necessary, adjust the estimate of the overall transaction price.
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
Deferred revenue, which is a contract liability, represents amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount expected to be recognized within one year from the consolidated balance sheet date based on the estimated performance period of the underlying performance obligation. The noncurrent portion of deferred revenue represents amounts expected to be recognized after one year from the condensed consolidated balance sheet date through the end of the performance period of the performance obligation.
Grant Revenue
The Company concluded the Company's government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer. The Company has concluded the grants meet the definition of a contribution and are non-reciprocal transactions, and has also concluded Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition, does not apply, as the Company is a business entity and the grants are with governmental agencies.
In the absence of applicable guidance under GAAP, the Company developed a policy recognizing grant revenue when the allowable costs are incurred and the right to payment is realized.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The Company believes this policy is consistent with the overarching premise in ASC Topic 606, to ensure revenue recognition reflects the transfer of promised goods or services to customers in an amount reflecting the consideration the Company expects to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC Topic 606. The Company believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC Topic 606.
Research and Development
Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical studies, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities. Research and development costs may be offset by research and development refundable tax rebates received by our wholly-owned Australian subsidiary.
The Company has agreements with various Contract Research Organizations (“CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the condensed consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the three months ended March 31, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the three months ended March 31, 2022 and 2021, advertising costs were not material.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three months ended March 31, 2022 and 2021, basic and diluted net loss per common share are the same.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to, available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. As an emerging growth company, ASU No. 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 3—Revenue and Deferred Revenue
Contract Revenue
The Company’s contract revenue has been generated from payments received pursuant to a license agreement (the “Vifor License”) with Vifor International, Ltd. (“Vifor Pharma”), with headquarters located in Switzerland. The Company recognized revenue from upfront payments over the term of its estimated period of performance using a cost-based input method under Topic 606. The Company expects to continue recognizing revenue from upfront payments related to the Vifor License using the cost-based input method.
Vifor License Agreement
In November 2020, the Company entered into a license agreement with Vifor Pharma, granting Vifor Pharma global rights (excluding China, Taiwan, Hong Kong and Macau) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications, including forms of acute kidney injury (AKI), and congestive heart failure (collectively, the Renal Indications). Pursuant to the Vifor License, the Company received $60.0 million in upfront and equity payments, including $30.0 million in up-front cash received in November 2020, and a $30.0 million equity investment, $5.0 million of which was a convertible note that subsequently converted into common stock with the IPO and $25.0 million of which was received in the Concurrent Private Placement with the Company’s IPO. The Company is also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.905 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). Based on the ANG-3777 clinical trial data disclosed in the fourth quarter of 2021, the Company does not expect to receive any additional clinical, post-approval, or sales milestones, or royalties, as it does not intend to continue to pursue the clinical development plan for ANG-3777 set forth in the Vifor License.
On October 26, 2021, the Company announced that its Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data from the Phase 3 trial was not expected to provide sufficient evidence to support an indication in the studied DGF population. On December 9, 2021, the Company announced its Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint and the data from the Phase 2 trial was not expected to provide sufficient evidence to support a Phase 3 trial in the studied CSA-AKI population. Angion and Vifor continue to analyze data from the CSA-AKI trial. The Company does not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in DGF. Based on the ANG-3777 clinical trial data disclosed in the fourth quarter of 2021, the Company does not expect to receive any additional clinical, post-approval, or sales milestones, or royalties, as it does not intend to continue to pursue the current clinical development plan for ANG-3777 set forth in the Vifor License. In 2022, the Company and Vifor Pharma continue to work to complete the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and to discuss the future of the collaboration based upon such analyses.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price at contract inception. The Company determined the transaction price at the inception of the Vifor License was $15.0 million, which represents 50% of the $30.0 million upfront payment due to the potential setoff defined in the contract. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Based on the ANG-3777 clinical trial data disclosed in the fourth quarter of 2021 and the Company’s decision to discontinue the current clinical development plan for ANG-3777 DGF as described above, the Company adjusted the transaction price to include an additional $15.0 million in previously constrained variable consideration. The Company also reassessed the performance period as the Company is currently closing out the planned analyses from both trials. The Company plans to fully conclude these analyses by the end of December 2022 and complete its performance obligation under the Vifor License. As a result, the Company revised the total estimated costs for completion of the performance obligation to reflect the winding down of ANG-3777-related studies by December 2022.
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
For the three months ended March 31, 2022 and 2021, the Company recognized contract revenue related to the Vifor License of $1.6 million and $0.4 million, respectively. As of March 31, 2022 and December 31, 2021, $0.7 million and $2.3 million, respectively, was recorded as deferred revenue, current, on the condensed consolidated balance sheets related to the Vifor License.
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$70,843	$—	$—	$70,843
Total assets	$70,843	$—	$—	$70,843
Warrant liabilities	$—	$—	$75	$75
Total liabilities	$—	$—	$75	$75

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$87,252	$—	$—	$87,252
Total assets	$87,252	$—	$—	$87,252
Warrant liabilities	—	—	114	114
Total liabilities	$—	$—	$114	$114
_________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of changes in the fair value of the Company’s common stock warrant liability (in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of the period	$114	$10,704
Net exercise of warrants	—	(13,509)
Change in fair value	(39)	2,919
Balance, end of the period	$75	$114
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
The Company records the change in the fair value of common stock warrants in change in fair value of warrant liability in the condensed consolidated statements of operations.
The fair value of the common stock warrant liability was estimated using the following assumptions:

	March 31, 2022	December 31, 2021
Weighted average strike price	$7.60	$7.60
Contractual term (years)	6.4	6.7
Volatility (annual)	119.0%	124.0%
Risk-free rate	2.4%	1.4%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$866	$866
Furniture and fixtures	34	34
Leasehold improvements	68	68
Total property and equipment	968	968
Less: accumulated depreciation	(549)	(517)
Property and equipment, net	$419	$451
Depreciation expense for each of the three months ended March 31, 2022 and 2021 was immaterial.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Angion Pty tax credit receivable	$21	$781
Prepaid insurance	2,625	275
Security deposit	131	131
Other	460	498
Total prepaid and other current assets	$3,237	$1,685
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$1,250	$2,023
Accrued restructuring	1,899	—
Accrued direct research costs	1,642	764
Accrued operating expenses	451	432
Total accrued expenses	$5,242	$3,219
Note 6—Stockholders' Equity
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
Note 7—Stock-Based Compensation
2015 Plan
In June 2019, the Company approved an Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) permitting the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Following the effectiveness of the 2021 Equity Incentive Plan (“2021 Plan”), the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2021 Plan.
2021 Plan
On January 25, 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. On January 25, 2021, shares of common stock equal to 11% of the post-IPO capitalization were authorized for issuance under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 5% of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Stock Options
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.7%	0.7%
Expected dividend yield	0.0%	0.0%
Expected term in years	5.9	6.0
Expected volatility	71.8%-72.5%	73.8%-86.8%
Each of these inputs is subjective and generally requires significant judgment.
Expected Term—The expected term represents the period the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which is based on the mid-point between the contractual term and vesting period.
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
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	4,230,162	$8.92	8.4	$—
Options granted	2,188,700	1.93
Options forfeited	(391,106)	11.14
Options exercised	—	—
Options expired	(212,909)	9.26
Outstanding as of March 31, 2022	5,814,847	$6.13	8.0	$406
Options vested and exercisable	2,554,368	$7.43	6.0	$—
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the three months ended March 31, 2022 and 2021 was $1.19 and $8.86, respectively. As of March 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $5.9 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units (RSUs)
The following table summarizes information and activity related to the Company’s RSUs:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	17,504	$9.51
Granted	—	$—
Vested	(365)	$9.51
Outstanding at March 31, 2022	17,139	$9.51
Vested as of March 31, 2022	365	$9.51
Performance-based Restricted Stock Units (PSUs)
The Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and were released in June 2021 upon the second anniversary of the grants. As of March 31, 2022, the Company had 185,510 PSUs outstanding.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$(448)	$2,543
General and administrative	479	2,574
Total	$31	$5,117
The decrease in total stock-based compensation expense for the three months ended March 31, 2022 is primarily due to the reversal of expense upon the forfeiture of awards in connection with the reduction in force event that occurred on January 4, 2022. See Note 1 for additional information.
Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 1% of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. The offering period and purchase period will be determined by the board of directors. As of March 31, 2022, 390,000 shares under the ESPP remain available for purchase and no offerings have been authorized.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 8—Warrants
As of March 31, 2022 and December 31, 2021, outstanding warrants to purchase the Company's common stock consisted of the following:

	Classification	Exercise Price	Expiration Date	March 31, 2022	December 31, 2021
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/23	232,287	232,287
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/23	875,034	875,034
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	1,297
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,505
Total Warrants				1,148,123	1,148,123
In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with changes in the fair value recognized in the condensed consolidated statements of operations at the end of each reporting period. Refer to Note 4 for changes in the fair value recognized during the periods reported.
In accordance with ASC 815, the warrants classified as equity do not meet the definition of a derivative and are classified in stockholders' equity in the condensed consolidated balance sheets.
There was no warrant activity during the three months ended March 31, 2022.
Note 9—Commitments and Contingencies
Operating Leases
The Company leases office and laboratory space in Uniondale, New York from NovaPark, a related party, under an agreement classified as an operating lease expiring on June 20, 2026. The Company's lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company's share of the landlord's operating expenses, including management fees. The Company does not act as a lessor or have any leases classified as financing leases.
The Company leased office space in Fort Lee, New Jersey, comprising approximately 2,105 square feet for approximately $0.1 million per year, under a non-cancelable operating lease through March 31, 2022. However, this arrangement is excluded from the calculation of lease liabilities and right of use assets as its term is less than one year. The lease was subject to charges for common area maintenance and other costs. The Company did not renew the New Jersey lease and it expired on March 31, 2022.
In July 2020, the Company entered into a lease for office furniture in San Francisco, California set to expire in July 2025, with an immaterial annual lease payment.
In February 2021, the Company entered into a lease for clinical and regulatory space in Newton, Massachusetts (the “Newton lease”), comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024. Pursuant to the Newton lease, the Company had four months of free rent starting from February 15, 2021 to June 14, 2021. The Company has one option to extend the term of the lease for three years with nine months’ notice.
The following table summarizes the components of the Company's operating lease costs (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$413	$273
Variable lease cost	52	130
Short-term lease cost	6	39
Total operating lease cost	$471	$442

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash flows from operating leases	$323	$267
Right-of-use assets exchanged for operating lease liabilities	$—	$618
Weighted-average remaining lease term—operating leases (in years)	3.7	4.0
Weighted-average discount rate—operating leases	9.4%	8.0%
As of March 31, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2022 (remaining nine months)	$968
2023	1,305
2024	1,209
2025	1,104
2026	516
Total	5,102
Less present value discount	(948)
Operating lease liabilities	$4,154
Financing obligation
In 2021, the Company entered into an immaterial sale and leaseback arrangement with a third-party financing institution as a financing mechanism to fund certain of its capital expenditures primarily related to operating equipment, whereby the physical asset is sold concurrent with an agreement to lease the asset back. The initial leaseback term is 42 months starting from November 2021. The arrangement includes a renewal option as well as a repurchase option at fair value with a cap at the end of the term. The arrangement does not qualify as an asset sale as control of the equipment did not transfer to the third party and is accounted for as a failed sale-leaseback. Therefore, the Company accounts for the arrangement as a financing transaction and records the proceeds received as a financing obligation. The leased assets are included in property and equipment, net on the condensed consolidated balance sheets and are subject to depreciation.
The following table summarizes quantitative information about the Company's financing obligation for the three months ended March 31, 2022 (dollars in thousands):

Cash flow information:
Payments of financing obligation
Operating cash flows from financing obligation	$10
Financing cash flows from financing obligation	$14
Other information:
Weighted-average remaining lease term (in years)	3.0
Weighted-average discount rate (in percent)	1.1%
Carrying value of leased asset included in Property and Equipment, net	$254
Depreciation associated with the leased asset	$15

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

As of March 31, 2022, maturities of financing obligation were as follows (in thousands):

Year Ended December 31,	Amounts
2022 (remaining nine months)	$71
2023	94
2024	94
2025	31
Total	290
Less present value discount	(11)
Financing obligation	$279
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
Note 10—Income Taxes
The Company’s income tax provision was immaterial and the effective tax rate was 0% in each of the three months ended March 31, 2022 and 2021. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is primarily due to net operating losses in this period which are offset by the corresponding valuation allowance. The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not such assets would not be realized.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not the net deferred tax assets at March 31, 2022 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2022. Each reporting period, management evaluates the need for a valuation allowance on the Company’s deferred tax assets by jurisdiction and adjust the Company’s estimates as more information becomes available.
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. Tax years starting from 2015 and forward are subject to examination by the U.S. federal and state tax authorities. These years are open due to net operating losses and tax credits remain unutilized from such years. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2022, there were no accruals for interest and penalties related to uncertain tax positions.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 11—Employee Benefit Plan
Employee Benefit Plan
The Company sponsors a retirement savings plan intended to qualify for favorable tax treatment under Section 401(a) of the Code, and contains a cash or deferred feature intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed. Contributions, subject to established limits, are matched at a dollar for dollar rate up to 3% of an individual’s earnings and fifty cents on the dollar on the next 4-5% of earnings.
Note 12—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(14,240)	$(36,687)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,959,251	23,443,851
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(1.56)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Shares issuable upon exercise of stock options	5,814,847	4,428,897
Shares issuable upon the exercise of warrants	1,148,123	1,171,614
Unvested shares under restricted stock unit grants	202,650	37,440
Unvested shares under restricted stock grants	—	10,938
Total	7,165,620	5,648,889
Note 13—Related Party Transactions
On February 25, 2022, the Company entered into a Separation Agreement with Itzhak D. Goldberg, M.D., who formerly served as Executive Chairman and Chief Scientific Officer and currently serves as a director and Chairman Emeritus on the Company’s board of directors. Pursuant to the terms of the Separation Agreement, Dr. Goldberg will receive severance benefits of approximately $1.1 million. Under the 2015 Plan and 2021 Plan, Dr. Goldberg will continue to vest his PSUs and stock options and exercisability of his options, so long as he remains in continuous service with the Company as a director on the board of directors or otherwise.
On March 1, 2022, the Company entered into a Separation Agreement with Elisha Goldberg, former employee and son of Itzhak D. Goldberg, M.D. Pursuant to the terms of the Separation Agreement, Mr. Goldberg will receive severance benefits of approximately $0.5 million. Mr. Goldberg will also have the right to exercise any vested stock options he may have received under the 2015 Plan or 2021 Plan until December 31, 2022, which extended the exercise period by 11 months.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Ohr Investment
In a series of investments in November 2013 and July 2017, the Company invested a total of $150,000 to acquire a membership interest in Ohr Cosmetics, LLC (“Ohr”), an affiliated company.
The Company owns, and the family of the Company's Chairman Emeritus owns, approximately 2.4% and 81.3%, respectively, of the membership interests in Ohr. The Chairman Emeritus' son is the manager of Ohr.
In November 2013, the Company granted Ohr an exclusive worldwide license, with the right to sublicense, under the Company's patent rights covering one of the Company's CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. Sublicensees may not grant further sublicenses under the Company's patent rights other than to affiliates of such sublicensees and entities with which sublicensees are collaborating for the research, development, manufacture and commercialization of the products. Ohr will pay the Company a royalty at a rate in the low single digits on gross revenue of products incorporating ANG-3522, and milestone payments potentially totaling up to $9.0 million based on achievement of sales milestones. Royalties and milestone payments will be paid until the later of 15 years from the first commercial sale of a licensed product or the last to expire licensed patent rights. The royalty rate is subject to adjustments under certain circumstances. The Company believes the Ohr License was made on terms no less favorable to the Company than those the Company could obtain from unaffiliated third parties.
No revenue from this license agreement was recognized for the periods presented.
NovaPark Investment and Lease
As of March 31, 2022, the Company had a 10% interest in NovaPark. Members of the Company's Chairman Emeritus’ immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method.
The following table provides the activity for the NovaPark investment for the three months ended March 31, 2022, and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$723	$672
Earnings from equity method investment	9	67
Distribution from NovaPark	—	(12)
Ending balance	$732	$727
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease expiring June 20, 2026. The Company recorded rent expense for fixed lease payments of $0.3 million in each of the three months ended March 31, 2022 and 2021. The Company recorded rent expense for variable expenses related to the lease of $0.1 million for the three months ended March 31, 2022 and 2021. See Note 9.
Convertible Notes
In connection with the IPO in February 2021, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, converted all their outstanding convertible notes into an aggregate of 149,500 shares of common stock with a conversion price of $11.57. As of March 31, 2022, there were no convertible notes outstanding.
Series C Convertible Preferred Stock
In connection with the IPO in February 2021, Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company converted all his outstanding preferred stock into an aggregate of 165,094 shares of common stock with a conversion price of $11.57 per share. As of March 31, 2022, there were no shares of convertible preferred stock outstanding.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Consultant Fees
Angion paid consulting fees under an agreement with the wife of the Company’s Chairman Emeritus for Company management services. Consultant fees paid to the wife were immaterial in each of the three months ended March 31, 2022 and 2021. This consultant agreement was terminated in February 2022.
Other
Dr. Michael Yamin, a former member of the board of directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). During the three months ended March 31, 2022 and 2021, the Company paid Pearl Cohen an immaterial amount in legal fees, respectively.
In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Consultant fees paid to Dr. Yamin were immaterial in in each of the three months ended March 31, 2022 and 2021. Dr. Yamin resigned from the Company's board of directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the board or management of the Company.
Note 14—Subsequent Event
On May 12, 2022, the Company was notified by the U.S. Food and Drug Administration (FDA) of the acceptance of an Investigational New Drug (IND) application supporting the clinical development of ANG-3070 in idiopathic pulmonary fibrosis (IPF) and clearance to begin a Phase 1b study of ANG-3070 in patients with IPF. Topline data from this Phase 1b study are expected in 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the historical financial information, this discussion contains forward-looking statements involving risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors,” which you should carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
Overview
We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases. Our goal is to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our lead product candidate, ANG-3070, is a highly selective oral tyrosine kinase receptor inhibitor (TKI) in development as a treatment for fibrotic diseases, particularly in the kidney and lung. Enrollment is ongoing in “JUNIPER,” a dose-finding Phase 2 trial of ANG-3070 in primary proteinuric kidney diseases (PPKD) and we expect to file an IND in idiopathic pulmonary fibrosis (IPF) by the end of 2022. We are also continuing to develop our preclinical programs. Our ROCK2 program is targeted towards the treatment of fibrotic diseases. Our CYP11B2 program is targeted towards diseases related to aldosterone synthase dysregulation.
Prior to January 2022, our lead product was ANG-3777, a hepatocyte growth factor (HGF) mimetic we were evaluating in multiple indications of acute organ injury, including delayed graft function (DGF) and for the treatment of AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). In 2021, we also studied ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS). On October 26, 2021, we announced the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 9, 2021, we announced the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in donor kidney transplant patients who were at risk for developing DGF, given we do not believe the earlier Phase 2 and Phase 3 clinical trial results in the respective indications support a regulatory approval. We have no funds budgeted for additional clinical trials for ANG-3777.
On May 12, 2022, we were notified by the U.S. Food and Drug Administration (FDA) of the acceptance of an Investigational New Drug (IND) application supporting the clinical development of ANG-3070 in idiopathic pulmonary fibrosis (IPF) and clearance to begin a Phase 1b study of ANG-3070 in patients with IPF. Topline data from this Phase 1b study are expected in 2022.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop, and we or our collaborators, commercialize our product candidates, which we do not expect to occur for several years, if ever. Our net losses were $14.2 million and $36.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $229.4 million. We expect to continue to incur net losses for the foreseeable future. As we seek to advance ANG-3070 in clinical trials and our other product candidates through preclinical development, our expenses and operating losses may increase over time.
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
The Initial Public Offering and Concurrent Private Placement
The Initial Public Offering (“IPO”) and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and offering expenses payable by us.
Reduction in Force
On January 4, 2022, we announced a reduction in force impacting less than half of our employees. Our decision to engage in this reduction resulted from an assessment of our internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for DGF would likely not support a regulatory approval in that population and the Phase 2 study in CSA-AKI would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support our 2022 primary focus on the clinical development of our investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, particularly in the kidney and lung, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, we incurred termination costs, which include severance, benefits and related costs, of approximately $3.2 million, of which $1.1 million were paid during the three months ended March 31, 2022. We expect to pay the remaining $2.1 million on or before September 2023.
COVID-19 Update
The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials and enrollment in existing trials and restricting the on-site monitoring of clinical trials. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.
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

Pursuant to the Vifor License and specifically based upon the clinical development plan for ANG-3777 set forth in the Vifor License, we are entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in up-front cash received in November 2020, and a $30 million equity investment comprising a $5 million convertible note subsequently converting into common stock with the IPO and $25 million of which was received in the Concurrent Private Placement with our IPO.
We are also eligible to receive post-approval milestones of up to approximately $260 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, we are responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI. For the three months ended March 31, 2022 and 2021, we recognized license revenue related to the Vifor License of $1.6 million and $0.4 million, respectively. As of March 31, 2022 and December 31, 2021, we recorded $0.7 million and $2.3 million, respectively, as deferred revenue, current on the condensed consolidated balance sheet related to the Vifor License.
On October 26, 2021, we announced the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 14, 2021, we announced the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. The Vifor License includes additional milestone and royalty objectives related to the clinical development plan for ANG-3777, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF. We do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue the current clinical development plan for ANG-3777. In 2022, we and Vifor Pharma continue to work to complete the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and to discuss the future of the collaboration based upon such analyses.
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
In addition to receiving an upfront payment, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. If a milestone is considered probable of being reached, and if it is probable that a significant revenue reversal would not occur, the associated milestone amount would also be included in the transaction price. We expect any license revenue we generate from any future collaboration partners, will fluctuate in the future as a result of the timing and amount of upfront, milestones and other collaboration agreement payments and other factors.

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
Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments supporting multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3070 and ANG-3777 during the three months ended March 31, 2022, and the development of ANG-3777 during the three months ended March 31, 2021. Of our total research and development expenses for the three months ended March 31, 2022 and 2021, 59% and 54%, respectively, of such expenses were from external third-party sources and the remaining 41% and 46%, respectively, were from internal sources.
We expect our research and development expenses to be slightly lower in the near term even though we will continue the development of our product candidates and continue to invest in research and development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
▪the scope, rate of progress and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
▪future preclinical and clinical trial results;
▪obtaining market access and reimbursement approvals; and
▪the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct preclinical or clinical trials beyond those we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our preclinical or clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, such as salaries, payroll taxes, employee benefits and stock-based compensation, for personnel in executive, operational, finance and human resources functions. Other significant general and administrative expenses include facilities costs, insurance costs, and accounting and legal services and expenses associated with obtaining and maintaining patents. A portion of the general and administrative expenses are reimbursed through the overhead rates contained in our grants with the U.S. Government.
We expect our general and administrative expenses to be generally consistent in the near term to support our continued research and development activities. We also expect to generally maintain our current level of expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, insurance expenses, investor relations activities and other administrative and professional services.
Other Income (Expense)
Convertible Notes Recorded at Fair Value
We elected the fair value option for recognition of our convertible notes. Our convertible notes were subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All of our convertible notes were converted into shares of our common stock upon the closing of our IPO.
Liability Classified Series C Convertible Preferred Stock Recorded at Fair Value
Our Series C convertible preferred stock included settlement features resulting in classification as a liability. The initial carrying value of the Series C convertible preferred stock was accreted to the settlement value, the fair value of the securities to be issued upon the conversion of the Series C Preferred Stock. The discount to the settlement value was accreted to interest expense using the effective interest method. During 2020, certain of the convertible notes were exchanged for Series C convertible preferred stock. As the exchange was accounted for as a modification, the Series C convertible preferred stock exchanged for the convertible notes (the Exchanged Series C Shares) was recorded at fair value. The Exchanged Series C Shares were subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations. All shares of our Series C convertible preferred stock converted into common stock upon the closing of our IPO.
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
Earnings in Equity Method Investment
Earnings in equity method investment represents our 10% interest in NovaPark accounted for under the equity method.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

	(In thousands, except percentages)
Revenue:
Contract revenue	$1,648	$371	$1,277	344%
Total revenue	1,648	371	1,277	344%
Operating expenses:
Research and development	11,667	14,298	(2,631)	(18)%
General and administrative	4,466	6,012	(1,546)	(26)%
Total operating expenses	16,133	20,310	(4,177)	(21)%
Loss from operations	(14,485)	(19,939)	5,454	(27)%
Other income (expense), net	245	(16,748)	16,993	101%
Net loss	$(14,240)	$(36,687)	$22,447
Contract Revenue
Contract revenue increased by $1.3 million for the three months ended March 31, 2022 compared to the same period in 2021. Since Angion does not intend to continue the clinical development plan for ANG-3777 currently set forth in Angion’s license agreement with Vifor International, Ltd, which had included a Phase 3 study in cardiac surgery associated with cardiopulmonary bypass (CSA-AKI) and a Phase 4 confirmatory study in delayed graft function (DGF), Angion performed a reassessment of the performance period and estimated costs for the completion of the performance obligations. This accelerated the revenue recognition related to the upfront payment received by Angion from Vifor Pharma when the license agreement with Vifor Pharma was entered into in 2020.
We do not expect to receive any further substantial revenues under the Vifor License and we expect the remaining unearned revenue under the Vifor License to be recognized by the end of 2022.
Research and Development Expenses
Research and development expenses decreased by $2.6 million, or 18%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in research and development expenses was primarily due to a net decrease of $4.4 million in personnel-related expenses during the three months ended March 31, 2022 and a decrease of $2.9 million in CRO expenses from decreased clinical trial activities, primarily related to the completion of ANG-3777 trials, offset by severance-related charges of $2.7 million (see Note 1 to the condensed consolidated financial statements for additional information) and an increase of $2.0 million in CRO and CMO expenses from increased clinical and non-clinical trial activities, primarily related to the development of ANG-3070.
General and Administrative Expenses
General and administrative expenses decreased by $1.5 million, or 26%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a net decrease of $2.3 million in personnel-related expenses during the three months ended March 31, 2022, offset by severance-related charges of $0.5 million (see Note 1 to the condensed consolidated financial statements for additional information) and an increase of $0.3 million in business insurance expense.
Other Income (Expense)
Other income (expense) increased by $17.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to a decrease in expense of $14.6 million from the change in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we elected the fair value option as most of these instruments were no longer outstanding after our IPO. There was also a decrease of $2.2 million in interest expense, primarily related to $2.2 million of amortization of debt issuance costs from the issuance of Series C convertible preferred stock issued during the three months ended March 31, 2021.

Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. As of March 31, 2022, we had $73.0 million of cash and cash equivalents and an accumulated deficit of $229.4 million, compared to $88.8 million of cash and cash equivalents and an accumulated deficit of $215.1 million as of December 31, 2021.
Future Cash Needs and Funding Requirements
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the issuance date of our condensed consolidated financial statements and well into 2023. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Until such time as we or our collaborators can generate significant revenue from sales of ANG-3070 or any other product candidate, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credit revenue or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences adversely affecting the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in)
Operating activities	$(15,653)	$(12,551)
Investing activities	—	(41)
Financing activities	(14)	108,444
Effect of foreign currency on cash	(87)	(3)
Net increase (decrease) in cash	$(15,754)	$95,849
Operating activities
For the three months ended March 31, 2022, net cash used in operating activities was $15.7 million, which primarily consisted of a net loss of $14.2 million, partially offset by net non-cash charges of $0.2 million and a use of cash from the change in net operating assets and liabilities of $1.6 million. The net non-cash charges were primarily related to the amortization of operating lease right-of-use assets of $0.2 million. The use of cash due to the change in net operating assets and liabilities was due to a decrease in deferred revenue of $1.6 million due to revenue recognized in the period, an increase of $1.5 million in prepaid expenses and other current assets primarily due to the prepayment of business insurance, and a decrease of $1.3 million in accounts payable due to the payment of CRO invoices, partially offset by an increase of $2.0 million in accrued expenses due to timing of invoices, and an increase of $0.2 million in other liabilities, noncurrent, for accrued severance, and a decrease of $0.8 million in grants receivable due to the fulfillment of the grant contract with the U.S. Department of Defense.

For the three months ended March 31, 2021, net cash used in operating activities was $12.6 million, which primarily consisted of a net loss of $36.7 million, partially offset by net non-cash charges of $21.7 million and a change in net operating assets and liabilities of $2.5 million. The net non-cash charges were primarily related to a change in fair value of $14.6 million in convertible notes, Series C preferred stock and warrant liabilities, stock-based compensation expense of $5.1 million and amortization of debt issuance costs of $1.9 million. The provision of cash due to the change in net operating assets and liabilities was due to a decrease of $2.7 million in prepaid expenses and other current assets and an increase of $1.1 million in accounts payable due to our overall growth, partially offset by a decrease in $0.8 million in accrued expenses due to timing of invoices and a decrease in deferred revenue of $0.4 million due to revenue recognized in the period.
Investing activities
For the three months ended March 31, 2022, no cash was provided by or used in investing activities, and for the three months ended March 31, 2021, net cash used in investing activities was $41,000, primarily related to purchases of fixed assets for research activities.
Financing activities
For the three months ended March 31, 2022, net cash used in financing activities was immaterial.
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
Critical Accounting Policies and Significant Judgements and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments affecting the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. During the three months ended March 31, 2022, except as described in Note 1 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously disclosed.
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

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of our first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (iii) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act), which means the market value of equity securities held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” and/or “non-accelerated filer” which may allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply for a period of time with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.
Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are still in the process of implementing these controls. We intend to continue to take steps to remediate the material weaknesses through formalizing documentation of policies and procedures and further evolving our accounting processes. While we believe these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
Inherent Limitation on the Effectiveness Over Financial Reporting
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable and not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
Risk Factors Summary
The following is a summary of the principal factors causing an investment in our company to be speculative or risky:
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
We are a clinical-stage biopharmaceutical company. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet submitted any product candidates for approval or received approval of any product candidate by regulatory authorities in any jurisdiction, including the United States Food and Drug Administration (FDA). We do not expect to generate revenue from product sales unless we, or we and our collaborators, obtain approval and commercialize our product candidates, which we do not expect to occur for several years, if ever. We expect to continue to incur net losses for the foreseeable future, and we expect our expenses and operating losses to increase substantially as we advance ANG-3070 and our other product candidates through clinical and preclinical development, seek regulatory approval for ANG-3070 or any of our other product candidates, and continue to incur expenses to protect our intellectual property, maintain our general and administrative support functions, including hiring additional personnel, and incur costs associated with operating as a public company.
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
We have invested and will continue to invest a significant portion of our efforts and financial resources in research and development activities. We are currently in the process of advancing ANG-3070 through a Phase 2 dose-finding clinical trial in 100 patients with Primary Proteinuria Kidney Diseases (PPKDs), specifically FSGS and IgAN patients, in the United States, Georgia, Bulgaria, Lithuania, Spain, Australia and Italy, and other product candidates through preclinical and potential clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development, including additional clinical studies, and seek regulatory approval for ANG-3070 for any indication as well as to conduct the research, clinical and regulatory activities necessary to bring our other product candidates to market. Regulatory authorities in the United States and elsewhere could also require we perform additional preclinical studies or clinical trials to receive or maintain regulatory approval of our product candidates, including ANG-3070, and our expenses would further increase beyond what we currently expect. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development of such product candidates as well as the costs of commercializing any of our wholly-owned product candidates and those for which we retain the right to commercialize.
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
▪the number and characteristics of product candidates we pursue, including our product candidates in preclinical development;
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
Until such time we can generate sufficient revenue from sales of ANG-3070 or any other product candidate, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credits or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. This may be particularly true if global capital markets continue to experience extreme volatility due to the COVID-19 pandemic or armed conflict. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences adversely affecting the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
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
We have been and continue to be subject to risks related to public health crises such as the global pandemic associated with COVID-19. As COVID-19 continues to persist around the globe, we may continue to experience disruptions that could severely impact our business and clinical trials, including:
▪delays or difficulties in enrolling patients in our clinical trials, including our ANG-3070 Phase 2 study in PPKD with clinical sites in Eastern Europe, namely Georgia, Lithuania, Bulgaria and Italy;
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
▪interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities or at our third-party clinical research organizations;
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
We currently have no products approved for sale, and we cannot guarantee we will ever have approved products we or our collaborators can market and sell. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by regulatory authorities, including the FDA in the United States and other regulatory authorities in other foreign countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or elsewhere until we receive regulatory approval and/or marketing authorization, such as approval of an NDA from the FDA. We have not submitted any marketing applications for any of our product candidates.
New drug marketing applications must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and effectiveness for each desired indication. Such marketing applications must also include significant information regarding the chemistry, manufacturing, and controls for the product. Obtaining approval of our product candidates will be a lengthy, expensive, and uncertain process, and we may not be successful. Specifically, the review processes of the FDA and foreign regulatory authorities can take years to complete, and approval is never guaranteed. Even if a product is approved, the FDA or foreign regulatory authorities may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. The FDA or foreign regulatory authorities also may not approve our product candidates with the labeling we believe is necessary or desirable for the successful commercialization of such product candidates. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in any other country.

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:
▪our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority any of our product candidates are safe and effective for the requested indication;
▪the FDA's or the applicable foreign regulatory authority's disagreement with our trial protocols or the interpretation of data from preclinical studies or clinical trials;
▪our inability to demonstrate the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
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
We cannot predict whether our ongoing or future clinical trials of our product candidates will be successful, or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or we conduct in the future. Accordingly, we may never receive approval of ANG-3070 or any of our other product candidates, or be authorized to market and sell our product candidates to customers. If we are unable to obtain approval from regulatory authorities for ANG-3070 or any of our other product candidates, we may not be able to generate sufficient revenue to become profitable or to continue our operations.
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
Clinical failure can occur at any stage of our clinical development. For example, in the fourth quarter of 2021, we disclosed the results of the ANG-3777 Phase 3 clinical trial for delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI), neither of which met their primary endpoints despite the existence of encouraging pre-clinical and clinical data for ANG-3777 established prior to initiating such studies. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to various interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 registration trials, even after seeing promising results in earlier clinical trials or pre-clinical studies.
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
The results of our clinical trials of our product candidates may show such product candidates led to patient safety concerns or undesirable or unacceptable side effects, creating risk to the patient which is deemed to outweigh the potential benefits of treatment to that patient. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Any such event could interrupt, delay or halt such clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities or result in restrictive label warnings, if approved. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
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
While we believe the preliminary safety and pharmacokinetic data from our Phase 1 healthy-volunteer study in Australia support the conduct of our ongoing Phase 2 clinical trial in PPKD and additional clinical trials, there can be no assurance similar or unforeseen side effects will not occur during future clinical trials. The range and potential severity of possible side effects from systemic therapies can be significant.

If any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:
▪regulatory authorities may require the addition of labeling statements or specific warnings, including “Black Box” warnings if the FDA views the possible side effects as very severe;
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
Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. By design, clinical trials are based on a limited number of subjects and are of limited duration of exposure to the product, to determine whether the product candidate demonstrates the substantial evidence of efficacy and safety necessary to obtain regulatory approval. As with the results of any statistical sampling, we cannot be sure any evidence of efficacy will be repeated in the general population or all side effects of our product candidates may be uncovered. It may be the case only with a significantly larger number of patients exposed to the product candidate for a longer duration may a more complete safety and efficacy profile be identified Further, even larger clinical trials may not identify rare serious adverse events, and the duration of such studies may not be sufficient to identify when those events may occur particularly for adverse events or safety risks could occur over time, such as the development and diagnosis of cancer. Other products have been approved by the regulatory authorities for which safety concerns have been uncovered following approval. Such safety concerns have led to labeling changes, restrictions on distribution through use of a REMS, or withdrawal of products from the market, and any of our product candidates may be subject to similar risks.
Patients treated with our products, if approved, may experience previously unreported adverse reactions, and it is possible the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for our products.
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
We expect other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices outlining principles for drug pricing reform and setting out a variety of potential legislative policies Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have become increasingly aggressive in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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

We have conducted and may continue to conduct future clinical trials outside of the United States. The FDA and other regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We are enrolling or plan to enroll patients in our Phase 2 clinical trial of ANG-3070 for PPKD in Georgia, Australia, Lithuania, Bulgaria, Spain, Italy and potentially other jurisdictions under separate clinical trial applications in such jurisdictions. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, such trials may not be subject to IND review, meaning the FDA may not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require additional clinical trials in order to seek FDA approval. If the FDA does not accept data from our clinical trials of ANG-3070 and any future product candidates conducted outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of ANG-3070 and any future product candidates.
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
The FDCA requires an ANDA applicant certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the Orange Book or that those patents are not enforceable. This process is known as a paragraph IV certification. Upon notice of a paragraph IV certification, a patent owner or NDA holder has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner's patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA's approval of the competitor's application.

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
The success of our existing and any future collaboration arrangements, will depend heavily our ability with our collaborators to develop and obtain approval of the any licensed product or product candidate and on the efforts and activities of our collaborators. For instance, in November 2020 we entered into a license agreement (the Vifor License) with Vifor International, Ltd. (Vifor Pharma), granting Vifor Pharma global rights (excluding Greater China) to develop, manufacture and commercialize ANG-3777 in all therapeutic, prophylactic and diagnostic uses for renal indications and congestive heart failure. Pursuant to the Vifor License, we are eligible to receive certain clinical, post-approval, or sales milestone payments, and/or royalties, based upon the clinical development plan for ANG-3777 set forth in Vifor License. However, based upon clinical trial results for ANG-3777 disclosed in the fourth quarter of 2021 we do not expect to receive any such payments as we do not intend to continue to pursue the current clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF.
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
If we fail to develop market opportunities for ANG-3070 or any future products, or market opportunities are smaller than we believe they are, our potential to generate revenue may be adversely affected, and our business may suffer.
The precise incidence and prevalence for all the conditions we currently or may intend to address with ANG-3070 or any future product candidates are unknown. Our projections of both the number of people who have the diseases we target, as well as the subset of people with these diseases who have the potential to benefit from treatment with ANG-3070 or any future product candidates, are based on our beliefs and estimates.
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
With respect to ANG-3070, Tarpeyo® (budesonide) from Calliditas was granted accelerated approved by the FDA for IgAN, one form of PPKD. Reata Pharmaceuticals has filed an NDA with the FDA for approval of bardoxolone methyl in Alport disease, another form of PPKD. Phase 3 programs in PPKD include Atrasentan from Chinook Pharmaceuticals (IgAN, FSGS, Alport), Iptacopan from Novartis (IgAN), Narsoplimab from Omeros (IgAN), Sibeprenlimab from Visterra/Otsuka Pharmaceuticals (IgAN), Sparsenten from Travere Therapeutics (IgAN, FSGS), and DMX-200 from Dimerix (FSGS). There are two approved therapies, pirfenidone (Esbriet®, sold by Roche/Genentech) for IPF and nintedanib (OFEV®, sold by Boehringer-Ingleheim) for IPF and SSc-ILD. Corporate Phase 3 clinical programs potentially competitive with ANG-3070 in IPF include pamrevlumab from Fibrogen, Treprostinil from United Therapeutics, and PRM-151 from Roche/Genentech.

With respect to competition for our ROCK2 inhibitor, netarsudil ophthalmic solution from Aerie Pharmaceuticals, Inc. was first approved by the FDA in 2017 as a topical agent for reducing intraocular pressure in patients with open-angle glaucoma and ocular hypertension. Other competition in clinical development include Kadmon Holdings, Inc.'s belumosudil (KD025), a ROCK2 inhibitor with reduced selectivity against ROCK1, in the clinic for several indications, including chronic graft versus host disease, systemic sclerosis and IPF. CXC007 from Redx Pharma and GV101 from Graviton Biotherapeutics are in Phase 1 trials. We are also aware of other ROCK2 inhibitors in preclinical development.
Regarding competition for our CYP11B2 inhibitor, CIN-107 from CinCor Pharma is in multiple Phase 2 trials for resistant hypertension, uncontrolled hypertension, and primary aldosteronism. MLN-101 from Mineralis is in Phase 2 trials for patients with uncontrolled hypertension. PB6440 from PhaseBio is preparing for Phase 1 trials in 2022 in treatment resistant hypertension.
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
We cannot be certain our drug substance supplier will continue to provide us with sufficient quantities of drug substance, our manufacturers will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins for any of our product candidates, if approved. Our current dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules, and such risks may be heightened as a result of the COVID-19 pandemic. Any supply interruption in drug substance or drug product could materially harm our ability to complete our development program for such indications. In addition, any supply interruption in drug substance or drug product could materially harm our ability to complete our other development programs or satisfy commercial demand, if approved, until a new source of supply, if any, could be identified and qualified. For instance, we are conducting our ongoing Phase 2 of ANG-3070 in certain countries in Eastern Europe, namely Georgia, Bulgaria, and Lithuania. If our supply chain in the region is interrupted for any reason, including the current war in Ukraine, the dosing of patients in our Phase 2 clinical trial could be slowed, delayed or stopped. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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
On January 4, 2022, we announced a reduction in force impacting somewhat less than half of our employees. Our decision to engage in this reduction results from an assessment of our internal resources needs given the results of the Phase 3 study of ANG-3777 in patients at risk for DGF would likely not support a regulatory approval in that population and the results from a Phase 2 trial in CSA-AKI would not support a Phase 3 trial in the indication. This reduction was a cost-cutting measure across the organization to support our 2022 primary focus on the clinical development of its investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, particularly in the kidney and lung, as well as advancing preclinical assets to IND-enabling studies. This may cause substantial uncertainty as to job security for the rest of our employees. Maintaining good relationships with our employees and operating effectively and efficiently across our organization are crucial to our operations and our success. If we are unable to successfully maintain such relationships or manage the uncertainty as a result of the reduction in the number of our employees, and the complexity of operations, our business may be adversely affected.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation's ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have not performed an analysis to assess whether an ownership change has occurred. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Under the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), the amount of post-2017 NOLs that are permitted to deduct from U.S. federal income taxes for tax years beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA, as modified by the CARES Act, generally eliminates the ability to carry back any NOLs to prior taxable years for tax years beginning after December 31, 2020, while allowing post-2017 unused NOLs to be carried forward indefinitely without expiration. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
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
It is possible others have filed, and in the future may file, patent applications covering products and technologies similar, identical or competitive to ours, or are otherwise important to our business. We cannot be certain any patent filings owned by a third party will not have priority over patent applications filed or in-licensed by us, or we or our licensors will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, and/or could allow third parties to commercialize our technology or products and compete directly with us, without payment to us. Furthermore, third-party filings may issue as patents infringed by our manufacture or commercialization of our products. Licenses may not be available to such third party patents, and challenges to their validity or infringement may be expensive and may not succeed. If the breadth or strength of protection provided by our patents and patent applications is threatened, or if we are perceived or found to infringe intellectual property rights of others, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, and could impede or preclude our ability to commercialize our products.
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
We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
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
We expect to rely on trademarks as one means to distinguish any of our product candidates approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates, and have not yet begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.
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
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the Federal Courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents we have obtained or licensed, or we might obtain or license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies enforcing them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents we have obtained or licensed or we may obtain or license in the future.
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule such patents are invalid or should not be enforced against that third party. These lawsuits are expensive, would consume time and resources and would divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk the court will decide such patents are not valid and we do not have the right to stop the other party from using the inventions.
There is also a risk, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds such other party's activities do not infringe our patents. In addition, the United States Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee our products or product candidates, or their manufacture or use, will not infringe third-party patents. Furthermore, a third party may claim we or our manufacturing or commercialization collaborators are using inventions covered by the third party's patent rights. It is also possible a third party might allege our products or product candidates, or their manufacture or use, incorporate or rely on trade secrets improperly received from the third party. A third party alleging violations of their intellectual property rights may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. Defense of such claims, regardless of their merit, are costly and could affect our results of operations and divert the attention of managerial and scientific personnel.
There is a risk a court would decide we or our commercialization collaborators are infringing the third party's intellectual property rights and would order us or our collaborators to stop relevant activities. In that event, we or our commercialization collaborators may not have a viable way to avoid the infringement and may need to halt commercialization of the relevant product. In addition, there is a risk a court will order us or our collaborators to pay the other party damages for having infringed the other party's intellectual property rights. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.
If we are sued for patent or other intellectual property (e.g., trade secret, trademark, etc.) infringement, we could incur significant costs, and delays in our product development or commercialization.

For example, in order to prevail in a suit alleging patent infringement, we would need to demonstrate our products or methods either do not infringe the claims of the relevant patent or the patent claims are invalid, and we may not be able to do this. Proving invalidity of a patent is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming.
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
Our competitors may have filed, and may in the future file, patent applications covering technology like ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our United States patent position with respect to such inventions, and granting such position to the third party, so we may need to seek a license from such third party to continue our use of the technologies, which license might not be available, or might impose significant costs.
Other countries have similar laws permitting secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.
In addition, we may be subject to claims we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
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
The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:
▪results from, and any delays in, our clinical trials for ANG-3070;
▪results of clinical trials of our competitors' products;
▪competition from existing products or new products that may emerge;
▪announcements by academic, guideline publishers or other third parties challenging the fundamental premises underlying our approach to treating PPKDs like FSGS and IgAN, or IPF;
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
Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “ANGN”. The price for our common stock may vary and an active or liquid market in our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.
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

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company,” as defined in Jumpstart Our Business Act of 2012, (JOBS Act), and we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.
In addition, as an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply for a period of time with the auditor attestation requirements of Section 404, and reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements.
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
We have in the past and continue to be party to certain transactions with certain entities affiliated with Dr. Goldberg, director and Chairman Emeritus on our Board, as well as certain of his immediate family members. For instance, in November 2013, we granted Ohr Cosmetics, LLC (Ohr), an affiliated company, an exclusive worldwide license, with the right to sublicense, under our patent rights covering one of our CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. We own, and the family of Dr. Goldberg owns, approximately 2.4% and 80.6%, respectively, of the membership interests in Ohr. Dr. Goldberg's son is the manager of Ohr.
In addition, we rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space we rent is part of an approximately 110,000-square-foot general laboratory and development facility (NovaPark Facility) for biological and chemistry research owned by NovaPark. We own, and Dr. Goldberg and Rina Kurz, Dr. Goldberg's spouse, own 10%, 45% and 45%, respectively, of the membership interests in NovaPark.
Provisions in our charter documents and under Delaware law could discourage a takeover stockholders may consider favorable and may lead to entrenchment of management.
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
The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including most recently as a result of the COVID-19 pandemic and the Russian invasion of Ukraine. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Our business could be affected by litigation, government investigations and enforcement actions.
We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. Any determination our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
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
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures, reckless and/or negligent conduct or unauthorized activities violating (i) the laws and regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad and (iv) laws requiring the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

Additionally, we are subject to the risk a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.
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
Security breaches, cyber-attacks, or other disruptions or incidents could expose us to liability and affect our business and reputation.
We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, clinical trial data and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, nation-state and nation-state supported actors and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures to protect our systems, proprietary information and sensitive data, including the personal information of clinical trial participants against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever changing information cyber-threat landscape, we cannot guarantee these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Any security breach or other incident, whether real or perceived, would cause us to lose product sales if any, and suffer reputational damage and loss of customer confidence. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information.

If a security breach, cyber-attack, or other disruption is the result of state-sponsored activities, it may be considered an “act-of-war”, potentially making us ineligible for reimbursement under our insurance policies covering such attacks. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.
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
We are subject to domestic and foreign laws and regulations concerning data privacy, information security and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations, including state security breach notification laws, federal and state health information privacy laws (including HIPAA), and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. For example, the California Consumer Privacy Act (CCPA) went into effect January 1, 2020. The CCPA, among other things, imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete and opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, such exceptions may not apply to all of our operations and processing activities. Further, the California Privacy Rights Act (CPRA), recently passed in California. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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
Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government enacted significant tax reform legislation in 2017, which, as modified by the CARES Act, contains, certain provisions which may adversely affect us. Changes include, but are not limited to, a federal corporate income tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses for tax years beginning after December 31, 2020, providing for indefinite carryforwards for losses generated in tax years after December 31, 2017, imposing significant additional limitations on the deductibility of interest, allowing for the accelerated expensing of capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a largely territorial system. The legislation is unclear in many respects and may continue to be subject to potential amendments, technical corrections, interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which may mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial condition and results of operations.
We may be subject to claims our employees have wrongfully used or disclosed alleged trade secrets of their former employers. If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. We may also be subject to claims former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims.

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
We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA's disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and we may encounter significant problems in securing and defending our intellectual property rights outside the United States.
Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs, divert our efforts and attention from other aspects of our business, and put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses of $10.0 million. As of March 31, 2022, we have used approximately $66.0 million of the aggregate net proceeds from our IPO.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 5, 2021 pursuant to Rule 424(b)(4), except that given the clinical trial data on ANG-3777 reported in the fourth quarter of 2021, we no longer intend to use the proceeds for the clinical development of ANG-3777. There are no funds budgeted for additional clinical trials of ANG-3777.
Recent Sales of Unregistered Securities
There were no unregistered securities sold in three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/09/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/09/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/01/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
10.1	Separation Agreement, dated February 25, 2022, by and between Angion Biomedica Corp. and Itzhak D. Goldberg	10-K	3/30/2022	10.7(a)
10.2	Separation Agreement, dated March 1, 2022, by and between Angion Biomedica Corp. and Elisha Goldberg	10-K	3/30/2022	10.8(b)
10.3	Third Amendment dated March 17, 2022 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	10-K	3/30/2022	10.11(c)
10.4	2022 Compensation Decisions with Executive Officers	8-K	3/04/2022	Item 5.02
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
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

ANGION BIOMEDICA CORP.

		By:	/s/ JAY R. VENKATESAN, M.D.
Date:	May 16, 2022		Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director (Principal Executive Officer)

ANGION BIOMEDICA CORP.

		By:	/s/ GREGORY S. CURHAN
Date:	May 16, 2022		Gregory S. Curhan Chief Financial Officer (Principal Financial and Accounting Officer)