Form 10-Q
period 2022-06-30
Angion Biomedica Corp.
filed 2022-08-15
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of August 8, 2022 was 30,113,339.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our intention to explore strategic options, including but not limited to merger, reverse merger, other business combinations, sale of assets, licensing, or other strategic alternatives to enhance value for shareholders;
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
•the hiring, retention, or separation of key scientific or management personnel; and
•the anticipated trends and challenges in our business and the market in which we operate.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ANGION BIOMEDICA CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$63,372	$88,756
Grants receivable	—	806
Prepaid expenses and other current assets	2,513	1,685
Total current assets	65,885	91,247
Property and equipment, net	388	451
Operating lease right-of-use assets	3,589	3,986
Investments in related parties	865	723
Other assets	86	106
Total assets	$70,813	$96,513
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,656	$4,710
Accrued expenses	4,086	3,219
Operating lease liabilities, current	943	894
Financing obligation, current	62	58
Deferred revenue, current	—	2,301
Warrant liability	33	114
Total current liabilities	7,780	11,296
Operating lease liabilities, noncurrent	2,990	3,475
Financing obligation, noncurrent	202	235
Other liabilities, noncurrent	81	—
Total liabilities	11,053	15,006
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.01 par value per share; 300,000,000 and 300,000,000 shares authorized, 30,052,544 and 29,959,060 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	301	300
Additional paid-in capital	297,875	296,445
Accumulated other comprehensive income (loss)	98	(103)
Accumulated deficit	(238,514)	(215,135)
Total stockholders' equity	59,760	81,507
Total liabilities and stockholders' equity	$70,813	$96,513
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Contract revenue	$653	$540	$2,301	$911
Total revenue	653	540	2,301	911
Operating expenses:
Research and development	6,073	14,444	17,740	28,742
General and administrative	3,615	4,340	8,081	10,352
Total operating expenses	9,688	18,784	25,821	39,094
Loss from operations	(9,035)	(18,244)	(23,520)	(38,183)
Other income (expense)
Change in fair value of warrant liability	42	200	81	(3,319)
Change in fair value of convertible notes	—	—	—	(7,469)
Change in fair value of Series C convertible preferred stock	—	—	—	(3,592)
Gain upon debt extinguishment	—	905	—	905
Foreign exchange transaction loss	(337)	(22)	(226)	(75)
Earnings from equity method investment	133	(35)	142	20
Interest income (expense), net	58	124	144	(2,046)
Total other income (expense)	(104)	1,172	141	(15,576)
Net loss	(9,139)	(17,072)	(23,379)	(53,759)
Other comprehensive income:
Foreign currency translation adjustment	297	68	201	114
Comprehensive loss	$(8,842)	$(17,004)	$(23,178)	$(53,645)
Net loss per common share, basic and diluted	$(0.30)	$(0.58)	$(0.78)	$(2.02)
Weighted average common shares outstanding, basic and diluted	29,973,886	29,670,329	29,966,609	26,574,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,959,060	$300	—	$—	$296,445	$(103)	$(215,135)	$81,507
Issuance of common stock upon net settlement of restricted stock units and performance stock units	365	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31		—	31
Foreign currency translation adjustment	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	(14,240)	(14,240)
Balance as of March 31, 2022	29,959,425	$300	—	—	$296,476	$(199)	$(229,375)	$67,202
Issuance of common stock upon net settlement of restricted stock units and performance stock units	93,119	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,399	—	—	1,399
Foreign currency translation adjustment	—	—	—	—	—	297	—	297
Net loss	—	—	—	—	—	—	(9,139)	(9,139)
Balance as of June 30, 2022	30,052,544	$301	$—	$—	$297,875	$98	$(238,514)	$59,760

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
Issuance of common stock upon initial public offering, net of issuance costs, discount, and commissions of $9.3 million	5,750,000	58	—	—	82,657	—	—	82,715
Issuance of common stock upon Concurrent Private Placement, net of issuance costs of $0.7 million	1,562,500	16	—	—	24,234	—	—	24,250
Conversion of convertible preferred stock into common stock upon initial public offering	2,234,640	22	—	—	35,732	—	—	35,754
Conversion of convertible notes into common stock upon initial public offering	3,636,189	36	—	—	58,143	—	—	58,179
Conversion of convertible notes prior to initial public offering	33,978	—	—	—	460	—	—	460
Net exercise of warrants upon initial public offering	844,335	9	—	—	13,500	—	—	13,509
Exercise of broker warrants	47,188	—	—	—	—	—	—	—
Exercise of warrants	107,038	1	—	—	679	—	—	680
Exercise of stock options	155	—	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units and performance stock units	204,774	2	—	—	11	—	—	13
Return of common stock to pay withholding taxes on restricted stock	—	—	(77,060)	(1,145)	—	—	—	(1,145)
Stock-based compensation	—	—	—	—	5,117	—	—	5,117
Foreign currency translation adjustment	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(36,687)	(36,687)
Balance as of March 31, 2021	30,053,606	$300	(393,148)	$(2,991)	$292,670	$(287)	$(197,249)	$92,443
Fractional shares paid out related to the forward stock split					(10)			(10)
Issuance of broker warrants	—	—						—
Exercise of broker warrants	—	—	—	—	—	—	—	—
Exercise of warrants	22,714	1	—	—	175	—	—	176
Exercise of stock options	8,495	—	—	—	79	—	—	79
Issuance of common stock upon net settlement of restricted stock units and performance stock units	193,715	2	—		4	—	—	6
Repurchase of common stock	—	—	(87,795)	(1,219)	—	—	—	(1,219)
Stock-based compensation	—	—	—	—	2,718	—	—	2,718
Foreign currency translation adjustment	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(17,072)	(17,072)
Balance as of June 30, 2021	30,278,530	$303	(480,943)	$(4,210)	$295,636	$(219)	$(214,321)	$77,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,379)	$(53,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	29
Amortization of right-of-use assets	397	332
Amortization of debt issuance costs	—	1,884
Stock-based compensation	1,430	7,835
PPP Loan forgiveness	—	(905)
Change in fair value of convertible notes	—	7,469
Change in fair value of Series C convertible preferred stock	—	3,592
Change in fair value of warrant liability	(81)	3,319
Earnings from equity method investment	(142)	(45)
Distribution from equity investment	—	24
Changes in operating assets and liabilities:
Grants receivable	806	—
Prepaid expenses and other current assets	(796)	3,315
Other assets	19	(38)
Accounts payable	(2,086)	3,736
Accrued expenses	867	1,345
Lease liabilities	(436)	(303)
Deferred revenue	(2,301)	(912)
Other liabilities, noncurrent	81	—
Net cash used in operating activities	(25,558)	(23,082)
Cash flows from investing activities:
Purchases of fixed assets	—	(285)
Net cash used in investing activities	—	(285)
Cash flows from financing activities:
Net proceeds from issuance of common stock upon initial public offering and Concurrent Private Placement, net of discount and commissions	—	110,560
Payment of deferred offering costs	—	(3,073)
Fractional share payments related to the forward stock split	—	(10)
Taxes paid related to net share settlement upon vesting of restricted stock awards	—	(2,364)
Proceeds from RSU settlement	1	19
Payment of financing obligation	(29)	—
Exercise of warrants	—	856
Exercise of stock options	—	80
Net cash (used in) provided by financing activities	(28)	106,068
Effect of foreign currency on cash	202	5
Net (decrease) increase in cash and cash equivalents	(25,384)	82,706
Cash and cash equivalents at the beginning of the period	88,756	34,607
Cash and cash equivalents at the end of the period	$63,372	$117,313
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes into common stock upon initial public offering	$—	$58,179
Conversion of Series C preferred stock into common stock upon initial public offering	$—	$35,754
Net exercise of warrants upon initial public offering	$—	$13,509
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$624
Conversion of convertible notes into common stock prior to initial public offering	$—	$460
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Angion Biomedica Corp. (“Angion” or, the “Company”) is a biopharmaceutical company that has focused on the discovery, development and commercialization of novel small molecule therapeutics to address acute organ injuries and fibrotic diseases. The Company was incorporated in Delaware in 1998.
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
Reduction in Force
On January 4, 2022, the Company announced a reduction in force impacting somewhat less than half of its employees. The Company’s decision to engage in this reduction resulted from an assessment of its internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for delayed graft function (DGF) would likely not support a regulatory approval in that population and the Phase 2 study in CSA-AKI would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support the Company’s 2022 primary focus on the clinical development of its investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, the Company incurred termination costs, which include severance, benefits, and related costs of approximately $3.2 million, of which $2.7 million was research and development expense and $0.5 million was general and administrative expense. The Company paid $1.8 million during the six months ended June 30, 2022 and expects to pay the remaining $1.4 million, of which $1.3 million is included in accrued expenses, and $0.1 million is included in other liabilities, noncurrent, on or before September 2023.
On July 25, 2022, the Company announced a process to explore strategic options for enhancing and preserving shareholder value (the “2022 Strategic Realignment”). Potential strategic options to be explored or evaluated as part of the process may include, but are not limited to merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. The Company also announced the discontinuation of development of ANG-3070 for all indications and the discontinuation of other development activities pending conclusion of the strategic process, except certain pre-clinical studies of ANG-3777, consistent with ongoing discussions with its license partner Vifor Pharma. In connection with the foregoing, the Company also announced an additional reduction in force of the majority of its current 37 employees. This reduction in force, expected to be completed in October 2022, is a cash preservation measure and impacts employees across the

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

organization. The Company expects to record a charge of approximately $3.3 million in the third quarter of 2022 to implement the reduction in force. These charges are primarily one-time termination benefits payable in cash.
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception. As of June 30, 2022, the Company had $63.4 million in cash and cash equivalents and an accumulated deficit of $238.5 million.
The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these condensed consolidated financial statements are issued and believes its existing cash and cash equivalents will be sufficient to meet the projected operating requirements for at least 12 months following the issuance date of its condensed consolidated financial statements.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its wholly owned subsidiary, Angion Biomedica Europe Limited, which was dissolved on March 16, 2021, and its wholly owned subsidiary, Angion Pty Ltd., which was established on August 22, 2019. The Company established Angion Pty Ltd., an Australian subsidiary, for the purpose of qualifying for research credits for studies conducted in Australia. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
The Company’s remaining significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Annual Report on Form 10-K”). There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Grant Revenue
The Company concluded that the Company's government grants are not within the scope of ASC 606 as they do not meet the definition of a contract with a customer. The Company has concluded the grants meet the definition of a contribution and are non-reciprocal transactions, and has also concluded Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition, does not apply, as the Company is a business entity and the grants are with governmental agencies.
In the absence of applicable guidance under GAAP, the Company developed a policy recognizing grant revenue when the allowable costs are incurred and the right to payment is realized.
The Company believes this policy is consistent with the overarching premise in ASC 606, to ensure revenue recognition reflects the transfer of promised goods or services to customers in an amount reflecting the consideration the Company expects to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC 606. The Company believes the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC 606.
Research and Development
Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical studies, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities. Research and development costs may be offset by research and development refundable tax rebates received by the Company’s wholly-owned Australian subsidiary.
The Company has agreements with various Contract Research Organizations (“CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the condensed consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the three and six months ended June 30, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the three and six months ended June 30, 2022 and 2021, advertising costs were not material.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and six months ended June 30, 2022 and 2021, basic and diluted net loss per common share are the same.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires an entity to utilize a

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Based on the ANG-3777 clinical trial data disclosed in the fourth quarter of 2021 and the Company’s decision to discontinue the current clinical development plan for ANG-3777 DGF as described above, the Company adjusted the transaction price to include an additional $15.0 million in previously constrained variable consideration. The Company also reassessed the performance period as the Company is currently closing out the planned analyses from both trials. As of June 30, 2022, the Company has completed substantially all performance obligation under the Vifor License and recognized all remaining deferred revenue under the agreement during the three months ended June 30, 2022.
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
For the three months ended June 30, 2022 and 2021, the Company recognized contract revenue related to the Vifor License of $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized contract revenue related to the Vifor License of $2.3 million and $0.9 million, respectively. As of June 30, 2022 and December 31, 2021, zero and $2.3 million, respectively, was recorded as deferred revenue, current, on the condensed consolidated balance sheets related to the Vifor License.
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$12,366	$—	$—	$12,366
Total assets	$12,366	$—	$—	$12,366
Warrant liabilities	$—	$—	$34	$34
Total liabilities	$—	$—	$34	$34

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$87,252	$—	$—	$87,252
Total assets	$87,252	$—	$—	$87,252
Warrant liabilities	—	—	114	114
Total liabilities	$—	$—	$114	$114
_________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.
The following table presents a summary of changes in the fair value of the Company’s common stock warrant liability (in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of the period	$114	$10,704
Net exercise of warrants	—	(13,509)
Change in fair value	(81)	2,919
Balance, end of the period	$33	$114

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
The fair value of the common stock warrant liability was estimated using the following assumptions:

	June 30, 2022	December 31, 2021
Weighted average strike price	$7.60	$7.60
Contractual term (years)	6.2	6.7
Volatility (annual)	125.7%	124.0%
Risk-free rate	3.0%	1.4%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$866	$866
Furniture and fixtures	34	34
Leasehold improvements	68	68
Total property and equipment	968	968
Less: accumulated depreciation	(580)	(517)
Property and equipment, net	$388	$451
Depreciation expense for each of the three and six months ended June 30, 2022 and 2021 was immaterial.
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Angion Pty tax receivable	$3	$781
Prepaid insurance	1,942	275
Security deposit	105	131
Other	463	498
Total prepaid and other current assets	$2,513	$1,685
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

	June 30, 2022	December 31, 2021
Accrued compensation	$722	$2,023
Accrued restructuring (Note 1)	1,321	—
Accrued direct research costs	1,886	764
Accrued operating expenses	157	432
Total accrued expenses	$4,086	$3,219

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
Stock Options
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.1%	1.1%	1.7%	0.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years	5.48	6.05	5.90	5.99
Expected volatility	70.8%	74.3%-74.8%	70.8%-72.5%	73.8%-86.8%
Each of these inputs is subjective and generally requires significant judgment.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	4,230,162	$8.92	8.4	$—
Options granted	2,248,700	1.93
Options forfeited	(626,950)	10.35
Outstanding as of June 30, 2022	5,851,912	$6.08	7.7	$—
Options vested and exercisable	2,799,721	$7.34	6.1	$—
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the three months ended June 30, 2022 and 2021 was $1.08 and $9.29, and $1.18 and $8.89 during the six months ended June 30, 2022 and 2021 respectively. As of June 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $4.6 million. The Company expects to reverse $1.7 million in the next six months of 2022 due to the implementation of the reduction in force announced in July 2022. The remaining $2.9 million is expected to be recognized over a weighted-average period of approximately 1.9 years.
Restricted Stock Units (RSUs)
The following table summarizes information and activity related to the Company’s RSUs:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	17,504	$9.51
Vested	(729)	$9.51
Outstanding as of June 30, 2022	16,775	$9.51
Vested as of June 30, 2022	729	$9.51
Performance-based Restricted Stock Units (PSUs)
The Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and were released in June 2021 upon the second anniversary of the grants. In June 2022, 92,755 PSUs were released upon the third anniversary of the grants, therefore, as of June 30, 2022, the Company had 92,755 PSUs outstanding.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$535	$1,409	$87	$3,952
General and administrative	866	1,309	1,345	3,883
Total	$1,401	$2,718	$1,432	$7,835
The decrease in total stock-based compensation expense for three and six months ended June 30, 2022 is primarily due to the reversal of expense upon the forfeiture of awards in connection with the reduction in force event that occurred on January 4, 2022. See Note 1 for additional information.
Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 1% of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. The offering period and purchase period will be determined by the board of directors. As of June 30, 2022, 689,583 shares under the ESPP remain available for purchase and no offerings have been authorized.
Note 8—Warrants
As of June 30, 2022 and December 31, 2021, outstanding warrants to purchase the Company's common stock consisted of the following:

	Classification	Exercise Price	Expiration Date	June 30, 2022	December 31, 2021
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/23	232,287	232,287
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/23	875,034	875,034
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	1,297
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,505
Total Warrants				1,148,123	1,148,123
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
There was no warrant activity during the six months ended June 30, 2022.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
The Company leased office space in Fort Lee, New Jersey, comprising approximately 2,105 square feet for approximately $0.1 million per year, under a non-cancelable operating lease through March 31, 2022. However, this arrangement was excluded from the calculation of lease liabilities and right of use assets as its term was less than one year. The lease was subject to charges for common area maintenance and other costs. The Company did not renew the New Jersey lease and it expired on March 31, 2022.
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
The following table summarizes the components of the Company's operating lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$302	$317	$714	$590
Variable lease cost	91	85	144	215
Short-term lease cost	6	3	12	42
Total operating lease cost	$399	$405	$870	$847
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Operating cash flows from operating leases	$644	$543
Right-of-use assets exchanged for operating lease liabilities	$—	$624
Weighted-average remaining lease term—operating leases (in years)	3.7	3.5
Weighted-average discount rate—operating leases	9.5%	9.1%
As of June 30, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2022 (remaining six months)	$646
2023	1,305
2024	1,209
2025	1,104
2026	516
Total	4,780
Less present value discount	(847)
Operating lease liabilities	$3,933

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes quantitative information about the Company's financing obligation for the six months ended June 30, 2022 (dollars in thousands):

Cash flow information:
Payments of financing obligation
Operating cash flows from financing obligation	$19
Financing cash flows from financing obligation	$29
Other information:
Weighted-average remaining lease term (in years)	2.8
Weighted-average discount rate (in percent)	1.1%
Carrying value of leased asset included in Property and Equipment, net	$239
Depreciation associated with the leased asset	$15
As of June 30, 2022, maturities of the financing obligation were as follows (in thousands):

Year Ended December 31,	Amounts
2022 (remaining six months)	$47
2023	94
2024	94
2025	31
Total	266
Less present value discount	(1)
Financing obligation	$265
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes
The Company’s income tax provision was immaterial and the effective tax rate was 0% in each of the three and six months ended June 30, 2022 and 2021. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is primarily due to net operating losses in this period which are offset by the corresponding valuation allowance. The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not such assets would not be realized.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not the net deferred tax assets at June 30, 2022 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at June 30, 2022. Each reporting period, management evaluates the need for a valuation allowance on the Company’s deferred tax assets by jurisdiction and adjust the Company’s estimates as more information becomes available.
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. Tax years starting from 2015 and forward are subject to examination by the U.S. federal and state tax authorities. These years are open due to net operating losses and tax credits remain unutilized from such years. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2022, there were no accruals for interest and penalties related to uncertain tax positions.

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
Note 12—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(9,139)	$(17,072)	$(23,379)	$(53,759)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,973,886	29,670,329	29,966,609	26,574,290
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.58)	$(0.78)	$(2.02)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Shares issuable upon exercise of stock options	5,851,912	4,488,202
Shares issuable upon the exercise of warrants	1,148,123	1,148,900
Unvested shares under restricted stock unit grants	109,530	46,675
Unvested shares under restricted stock grants	—	7,292
Total	7,109,565	5,691,069
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
NovaPark Investment and Lease
As of June 30, 2022, the Company had a 10% interest in NovaPark. Members of the Company's Chairman Emeritus’ immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method.
The following table provides the activity for the NovaPark investment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$732	$782	$723	$727
Earnings from equity method investment	133	(22)	142	45
Distribution from NovaPark	—	(12)	—	(24)
Ending balance	$865	$748	$865	$748
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease expiring June 20, 2026. The Company recorded rent expense for fixed lease payments of $0.3 million in each of the three months ended June 30, 2022 and 2021 and $0.5 million in each of the six months ended June 30, 2022 and 2021. The Company recorded rent expense for variable expenses related to the lease of $0.1 million for the three months ended June 30, 2022 and 2021 and $0.1 million and $0.2 million in each of the six months ended June 30, 2022 and 2021. See Note 9.
Convertible Notes
In connection with the IPO in February 2021, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, converted all their outstanding convertible notes into an aggregate of 149,500 shares of common stock with a conversion price of $11.57. As of June 30, 2022, there were no convertible notes outstanding.
Series C Convertible Preferred Stock
In connection with the IPO in February 2021, Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company converted all his outstanding preferred stock into an aggregate of 165,094 shares of common stock with a conversion price of $11.57 per share. As of June 30, 2022, there were no shares of convertible preferred stock outstanding.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Consultant Fees
Angion paid consulting fees under an agreement with the wife of the Company’s Chairman Emeritus for Company management services. Consultant fees paid to the wife were immaterial in each of the three and six months ended June 30, 2022 and 2021. This consultant agreement was terminated in February 2022.
Other
Dr. Michael Yamin, a former member of the board of directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). During the each of the three and six months ended June 30, 2022 and 2021, the Company paid Pearl Cohen an immaterial amount in legal fees, respectively.
In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Consultant fees paid to Dr. Yamin were immaterial in in each of the three and six months ended June 30, 2022 and 2021. Dr. Yamin resigned from the Company's board of directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the board or management of the Company.

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
Overview
We are a biopharmaceutical company that has focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases. Our goal has been to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our product candidates and programs include ANG-3070, a highly selective oral tyrosine kinase receptor inhibitor (TKI) in development as a treatment for fibrotic diseases, a ROCK2 preclinical program targeted towards the treatment of fibrotic diseases, and a CYP11B2 preclinical program targeted towards diseases related to aldosterone synthase dysregulation.
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
On June 29, 2022, we announced the termination of our Phase 2 “JUNIPER” dose-finding trial for ANG-3070 in patients with primary proteinuric kidney diseases, specifically focal segmental glomerulorsclerosis (FSGS) and immunoglobulin A nephropathy (IgAN) in the interests of patient safety based upon a reassessment of the risk/benefit profile of ANG-3070 in patients with established serious kidney disease.
On July 25, 2022, we announced a process to explore strategic options for enhancing and preserving shareholder value (the “2022 Strategic Realignment”). Potential strategic options to be explored or evaluated as part of the process may include, but are not limited to merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. In addition, we announced the discontinuation of development of ANG-3070 for all indications and the discontinuation of other development activities pending conclusion of the strategic process, except certain pre-clinical studies of ANG-3777, consistent with ongoing discussions with our license partner Vifor Pharma. Finally, we also announced a reduction in force across the organization as described below.
We do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop, and we or our collaborators commercialize our product candidates, which we do not expect to occur for at least several years, if ever. Our net losses were $9.1 million and $17.1 million for the three months ended June 30, 2022 and 2021, and $23.4 million and $53.8 million for the six months ended June 30, 2022 and 2021 respectively. As of June 30, 2022, we had an accumulated deficit of $238.5 million. We expect to continue to incur net losses for the foreseeable future.

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
We rely on third parties in the conduct of our preclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and if we continue to develop product candidates, we expect to continue to rely on third parties, many of whom are single-source suppliers, for our preclinical study and clinical trial materials. In addition, we do not yet have a marketing or sales organization or commercial infrastructure. Accordingly, if we are able to develop and obtain approval for one or more product candidates, we will incur significant expenses to develop a marketing and sales organization and commercial infrastructure in advance of generating any product sales of wholly-owned product candidates or those for which we retain the right to commercialize.
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
Reduction in Force
On January 4, 2022, we previously announced and completed a reduction in force impacting somewhat less than half of our employees at that time. Our decision to engage in this reduction resulted from an assessment of our internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for DGF would likely not support a regulatory approval in that population and the Phase 2 study in CSA-AKI would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support our 2022 primary focus on the clinical development of our investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, we incurred termination costs, which include severance, benefits and related costs, of approximately $3.2 million, of which $1.8 million were paid during the six months ended June 30, 2022. We expect to pay the remaining $1.4 million on or before September 2023.
On July 25, 2022, we announced an additional reduction in force of the majority of our current 37 employees. This reduction in force, expected to be completed in October 2022, is a cash preservation measure and impacts employees across the organization. In connection with the reduction in force, we expect to record a charge of approximately $3.3 million in the third quarter of 2022 to implement the reduction in force. These charges are primarily one-time termination benefits payable in cash.
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

We are also eligible to receive post-approval milestones of up to approximately $260 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, we are responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI. For the three months ended June 30, 2022 and 2021, we recognized license revenue related to the Vifor License of $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021, we recognized license revenue related to the Vifor License of $2.3 million and $0.9 million, respectively. The Company has completed substantially all performance under the Vifor License and recognized all remaining deferred revenue under the agreement during the three months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, we recorded zero and $2.3 million, respectively, as deferred revenue, current on the condensed consolidated balance sheet related to the Vifor License.
On October 26, 2021, we announced the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 14, 2021, we announced the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. The Vifor License includes additional milestone and royalty objectives related to the clinical development plan for ANG-3777, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF. We do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue the current clinical development plan for ANG-3777. In 2022, we and Vifor Pharma continue to work to complete the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and to discuss the future of the collaboration based upon such analyses and certain additional pre-clinical studies of ANG-3777.
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
Our research and development expenses have consisted primarily of:
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
Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments supporting multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 during the three and six months ended June 30, 2021 and 2022. Of our total research and development expenses for both the three months ended June 30, 2022 and 2021, 68% of such expenses were from external third-party sources and the remaining 32% were from internal sources. For the six months ended June 30, 2022 and 2021, 62% and 61%, respectively, of such expenses were from external third-party sources and the remaining 38% and 39%, respectively, were from internal sources.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands, except percentages)
Revenue:
Contract revenue	$653	$540	$113	21%
Total revenue	653	540	113	21%
Operating expenses:
Research and development	6,073	14,444	(8,371)	(58)%
General and administrative	3,615	4,340	(725)	(17)%
Total operating expenses	9,688	18,784	(9,096)	(48)%
Loss from operations	(9,035)	(18,244)	9,209	(50)%
Other income (expense), net	(104)	1,172	(1,276)	(109)%
Net loss	$(9,139)	$(17,072)	$7,933
Contract Revenue
Contract revenue increased by $0.1 million for the three months ended June 30, 2022 compared to the same period in 2021. Since we do not intend to continue the clinical development plan for ANG-3777 currently set forth in Vifor License agreement, which had included a Phase 3 study in cardiac surgery associated with cardiopulmonary bypass (CSA-AKI) and a Phase 4 confirmatory study in delayed graft function (DGF), we performed a reassessment of the performance period and estimated costs for the completion of the performance obligations. This accelerated the revenue recognition related to the upfront payment we received from Vifor Pharma when the license agreement with Vifor Pharma was entered into in 2020.
As of June 30, 2022 we have completed substantially all our performance obligation under the Vifor License and recognized all remaining deferred revenue under the agreement during the three months ended June 30, 2022.
Research and Development Expenses
Research and development expenses decreased by $8.4 million, or 58%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in research and development expenses was primarily due to a net decrease of $2.9 million in personnel-related expenses as a result of the reduction in force announced in January 2022, a decrease of $3.5 million in CRO expenses from decreased clinical trial activities, and a decrease of $2.0 million in R&D consulting and subcontractor expenses from reduced clinical and non-clinical trial activities primarily related to the completion of ANG-3777 trials.
We expect our research and development expenses to be significantly lower in the near term due to the discontinuation of development of ANG-3070 for all indications and the discontinuation of other development activities pending conclusion of the strategic process, except for approximately $2.8 million in termination costs related to the reduction in force announced in July 2022 and certain pre-clinical studies of ANG-3777, consistent with ongoing discussions with our license partner Vifor Pharma.
General and Administrative Expenses
General and administrative expenses decreased by $0.7 million, or 17%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a net decrease of $1.0 million in personnel-related expenses as a result of the reduction in force announced in January 2022, offset in part by an increase of $0.3 million in operating expenses, including legal, office and insurance charges.
We expect our general and administrative expenses to be slightly lower in the future due to the effect of our restructuring and 2022 Strategic Alignment process, except for approximately $0.5 million in termination costs related to our reduction in force announced in July 2022. We also expect to generally maintain our current level of expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, insurance expenses, investor relations activities and other administrative and professional services.
Other Income (Expense)
Other income (expense) decreased by $1.3 million for the three months ended June 30, 2022 compared to the same period in 2021. The decrease is primarily due to a decrease of $0.9 million gain from the forgiveness of our PPP loan in the second quarter of 2021. There is also an increase of $0.3 million foreign exchange losses resulting from unfavorable effect of exchange rates.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands, except percentages)
Revenue:
Contract revenue	$2,301	$911	$1,390	153%
Total revenue	2,301	911	1,390	153%
Operating expenses:
Research and development	17,740	28,742	(11,002)	(38)%
General and administrative	8,081	10,352	(2,271)	(22)%
Total operating expenses	25,821	39,094	(13,273)	(34)%
Loss from operations	(23,520)	(38,183)	14,663	(38)%
Other income (expense), net	141	(15,576)	15,717	(101)%
Net loss	$(23,379)	$(53,759)	$30,380
Contract Revenue
Contract revenue increased by $1.4 million for the six months ended June 30, 2022 compared to the same period in 2021. Since we do not intend to continue the clinical development plan for ANG-3777 currently set forth under our Vifor License agreement, which had included a Phase 3 study in cardiac surgery associated with cardiopulmonary bypass (CSA-AKI) and a Phase 4 confirmatory study in delayed graft function (DGF), we performed a reassessment of the performance period and estimated costs for the completion of the performance obligations. This accelerated the revenue recognition related to the upfront payment we received from Vifor Pharma when the license agreement with Vifor Pharma was entered into in 2020.
As of June 30, 2022, we have completed all our performance obligation under the Vifor License and recognized all remaining deferred revenue under the agreement during the three months ended June 30, 2022.
Research and Development Expenses
Research and development expenses decreased by $11.0 million, or 38%, for the six months ended June 30, 2022 compared to the same period in 2021. The net decrease in research and development expenses was primarily due to a $6.3 million reduction in clinical trial related expenses as a result of the completion of ANG-3777 trials, and a $7.3 million decrease in salary, bonus and stock based compensation primarily due to the reduction in headcount following the reduction in force announced in January 4, 2022. These decreases are offset in part by the one-time termination benefit charges of $2.7 million incurred in connection with our reduction in force announced January 4, 2022 (see Note 1 to the condensed consolidated financial statements for additional information).
General and Administrative Expenses
General and administrative expenses decreased by $2.3 million, or 22%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a net decrease of $3.3 million in personnel-related expenses primarily in salary, bonus and stock based compensation related to the reduction in force announced January 4, 2022 and the vesting of performance-based stock units upon IPO in the six months ended June 30, 2021. These decreases were offset in part by the one-time termination benefit charges of $0.6 million (see Note 1 to the condensed consolidated financial statements for additional information) and a net increase of $0.4 million in professional services expense, including audit, tax, legal and insurance.

Other Income (Expense)
Other income (expense) increased by $15.7 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to a decrease of $14.5 million of loss from the first quarter of 2021 as a result of the increase in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we elected the fair value option as most of these instruments were no longer outstanding after our IPO in February 2021. There was also a reduction of $2.2 million in interest expense, primarily related to interest associated with convertible notes and Series C convertible preferred stock in 2020 that were converted into equity upon our IPO in February 2021. The convertible notes and warrants both require re-measurement at each balance sheet date with gains and losses reported through our consolidated statement of operations. These increases were offset in part by a $0.9 million gain from the forgiveness of our PPP loan in the second quarter of 2021.

Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. As of June 30, 2022, we had $63.4 million of cash and cash equivalents and an accumulated deficit of $238.5 million, compared to $88.8 million of cash and cash equivalents and an accumulated deficit of $215.1 million as of December 31, 2021.
Future Cash Needs and Funding Requirements
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the issuance date of our condensed consolidated financial statements. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the status of our company and the initiation of our 2022 Strategic Realignment process, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
▪the amount of time it takes to complete our 2022 Strategic Realignment process, including completing any potential merger or reverse merger transaction;
▪the amount and cost of legal and professional services required to conduct our 2022 Strategic Realignment process, including fees related to the engagement of a strategic advisor; and
▪our need to continue to operate as a public company
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(25,558)	$(23,082)
Investing activities	—	(285)
Financing activities	(28)	106,068
Effect of foreign currency on cash	202	5
Net increase (decrease) in cash	$(25,384)	$82,706

Operating activities
For the six months ended June 30, 2022, net cash used in operating activities was $25.6 million, which primarily consisted of a net loss of $23.4 million, partially offset by net non-cash charges of $1.7 million and a use of cash from the change in net operating assets and liabilities of $3.8 million. The net non-cash charges were primarily related to stock-based compensation of $1.4 million and amortization of operating lease right-of-use assets of $0.4 million. The use of cash due to the change in net operating assets and liabilities was due to a decrease in deferred revenue of $2.3 million due to revenue recognized in the period, an increase of $0.8 million in prepaid expenses and other current assets primarily due to the prepayment of business insurance, and a decrease of $2.1 million in accounts payable due to the payment of CRO invoices, partially offset by an increase of $0.9 million in accrued expenses due to timing of invoices, and an increase of $0.1 million in other liabilities, noncurrent, for accrued severance, and a decrease of $0.8 million in grants receivable due to the fulfillment of the grant contract with the U.S. Department of Defense.

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

Investing activities
For the six months ended June 30, 2022, no cash was provided by or used in investing activities, and for the six months ended June 30, 2021, net cash used in investing activities was $0.3 million, primarily related to purchases of fixed assets for research activities.
Financing activities
For the six months ended June 30, 2022, net cash used in financing activities was immaterial.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. During the six months ended June 30, 2022, except as described in Note 1 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022.
Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the ongoing remediation of the previously identified material weakness discussed below, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our Annual Report on Form 10-K and below. Except as set forth below, there have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K.
As disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview,” on July 25, 2022, we announced that we intend to engage in a 2022 Strategic Realignment process, pursuant to which we will explore strategic options for enhancing and preserving shareholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. We also announced the discontinuation of development of ANG-3070 for all indications and the discontinuation of other development activities pending conclusion of the strategic process, except certain pre-clinical studies of ANG-3777. As a result, many of the risk factors previously disclosed in our Annual Report on Form 10-K may only apply to the extent we continue the pre-clinical studies of ANG-3777 or resume further development of our product candidates and programs Any related risk factors surrounding the costs of our operations and need for additional funding are also tied to our remaining operations discussed throughout this Report. This section discusses risk factors that may affect our business and financial results that were not previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K.
We may be unable to realize all of the potential benefits, and may be subject to potential liabilities, in connection with our planned 2022 Strategic Realignment.
In July 2022, we announced that we will discontinue development of ANG-3070 for all indications and discontinue other development activities pending conclusion of our 2022 Strategic Realignment process, pursuant to which we will explore and evaluate strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. We may not be able to successfully enter into and complete a strategic transaction in a timely manner, if at all. In addition, the costs of implementing the 2022 Strategic Realignment process may be greater than we expect and we may be unable to offset such costs. As a result, we may not achieve the benefits we are seeking, even if we implement our 2022 Strategic Realignment process.
Our recent organizational changes and cost cutting measures may not be successful.
In July 2022, following the announcement that we will terminate our Phase 2 “JUNIPER” dose-finding trial for ANG-3070 in patients with primary proteinuric kidney diseases and discontinue all development activities, and we decided to implement a reduction-in-force affecting a majority of our workforce. The objective of this workforce reduction was to realign our workforce to meet our needs in light of the termination of our clinical development activities. In connection with these actions, we have incurred or will incur the termination costs, which include severance, benefits, and related costs, of approximately $3.3 million.
We believe these changes are needed to streamline our organization and reallocate our resources to better align with our current strategic goals, including our current focus on the 2022 Strategic Realignment. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such as attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the 2022 Strategic Realignment, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of substantially all of our personnel, including several of our executive officers, we may be unable to continue our operations and meet our ongoing obligations. Moreover, there is no assurance that we will be successful in our pursuit of any new strategic opportunities. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
We may not be able to comply with Nasdaq’s continued listing standards.
Our common stock trades on The Nasdaq Capital Market (“Nasdaq”) under the symbol “ANGN.” There is also no guarantee that we will be able to perpetually satisfy Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.
Among the conditions required for continued listing on Nasdaq, we are required to maintain a stock price over $1.00 per share pursuant to Rule 5550(a)(2) of the Nasdaq Listing Rules. On July 25, 2022, our common stock has traded as low as $0.98 per share. Accordingly, we may not be able to maintain a stock price over $1.00 per share and could face the risk of our common stock being delisted if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive business days and we are unable to regain compliance.
If we fail to comply with Nasdaq rules and requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirement above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult, and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses of $10.0 million. As of June 30, 2022, we have used approximately $75.0 million of the aggregate net proceeds from our IPO.
There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 5, 2021 pursuant to Rule 424(b)(4), except that given the clinical trial data on ANG-3777 reported in the fourth quarter of 2021 and the termination of our Phase 2 “JUNIPER” dose-finding trial for ANG-3070, we no longer use the proceeds for the clinical development of ANG-3777 or ANG-3070, but we do expect to use the proceeds for the 2022 Strategic Realignment. There are no funds budgeted for additional clinical trials.
Recent Sales of Unregistered Securities
There were no unregistered securities sold in three months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/09/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/09/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/01/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
10.1	Non-employee Director Compensation Plan as of June 9, 2022				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
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

ANGION BIOMEDICA CORP.

		By:	/s/ JAY R. VENKATESAN, M.D.
Date:	August 15, 2022		Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director (Principal Executive Officer)

ANGION BIOMEDICA CORP.

		By:	/s/ GREGORY S. CURHAN
Date:	August 15, 2022		Gregory S. Curhan Chief Financial Officer (Principal Financial and Accounting Officer)