Form 10-Q
period 2022-09-30
Angion Biomedica Corp.
filed 2022-11-14
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of November 8, 2022 was 30,113,703.

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
•our expectations regarding our expenses, the sufficiency of our cash resources, and needs for additional financing;
•regulatory developments in the United States and other countries;
•the rate and degree of market acceptance of any future products;
•the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue;
•our expectations regarding competition;
•our anticipated business strategies;
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ANGION BIOMEDICA CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$55,143	$88,756
Grants receivable	—	806
Prepaid expenses and other current assets	1,537	1,685
Total current assets	56,680	91,247
Property and equipment, net	304	451
Operating lease right-of-use assets	3,383	3,986
Investments in related parties	874	723
Other assets	75	106
Total assets	$61,316	$96,513
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,218	$4,710
Accrued expenses	4,908	3,219
Operating lease liabilities, current	968	894
Financing obligation, current	64	58
Deferred revenue, current	—	2,301
Warrant liability	24	114
Total current liabilities	8,182	11,296
Operating lease liabilities, noncurrent	2,738	3,475
Financing obligation, noncurrent	186	235
Total liabilities	11,106	15,006
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 30,113,582 and 29,959,060 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	301	300
Additional paid-in capital	297,109	296,445
Accumulated other comprehensive income (loss)	302	(103)
Accumulated deficit	(247,502)	(215,135)
Total stockholders' equity	50,210	81,507
Total liabilities and stockholders' equity	$61,316	$96,513
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Contract revenue	$—	$1,460	$2,301	$2,371
Total revenue	—	1,460	2,301	2,371
Operating expenses:
Research and development	2,938	13,288	17,940	42,030
General and administrative	3,315	3,930	10,892	14,282
Restructuring expenses	2,797	—	6,039	—
Total operating expenses	9,050	17,218	34,871	56,312
Loss from operations	(9,050)	(15,758)	(32,570)	(53,941)
Other income (expense)
Change in fair value of warrant liability	9	128	90	(3,191)
Change in fair value of convertible notes	—	—	—	(7,469)
Change in fair value of Series C convertible preferred stock	—	—	—	(3,592)
Gain upon debt extinguishment	—	—	—	905
Foreign exchange transaction loss	(215)	(204)	(441)	(279)
Earnings from equity method investment	9	20	151	40
Interest income (expense), net	259	110	403	(1,936)
Total other income (expense)	62	54	203	(15,522)
Net loss	(8,988)	(15,704)	(32,367)	(69,463)
Other comprehensive income:
Foreign currency translation adjustment	204	146	405	260
Comprehensive loss	$(8,784)	$(15,558)	$(31,962)	$(69,203)
Net loss per common share, basic and diluted	$(0.30)	$(0.53)	$(1.08)	$(2.51)
Weighted average common shares outstanding, basic and diluted	30,113,407	29,829,577	30,016,079	27,671,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,959,060	$300	—	$—	$296,445	$(103)	$(215,135)	$81,507
Issuance of common stock upon net settlement of restricted stock units and performance stock units	365	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31		—	31
Foreign currency translation adjustment	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	(14,240)	(14,240)
Balance as of March 31, 2022	29,959,425	300	—	—	296,476	(199)	(229,375)	67,202
Issuance of common stock upon net settlement of restricted stock units and performance stock units	93,119	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,399	—	—	1,399
Foreign currency translation adjustment	—	—	—	—	—	297	—	297
Net loss	—	—	—	—	—	—	(9,139)	(9,139)
Balance as of June 30, 2022	30,052,544	301	—	—	297,875	98	(238,514)	59,760
Issuance of common stock upon net settlement of restricted stock units and performance stock units	61,038	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	(763)	—	—	(763)
Foreign currency translation adjustment	—	—	—	—	—	204	—	204
Net loss	—	—	—	—	—	—	(8,988)	(8,988)
Balance as of September 30, 2022	30,113,582	$301	—	$—	$297,109	$302	$(247,502)	$50,210

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,632,809	$156	(316,088)	$(1,846)	$72,136	$(333)	$(160,562)	$(90,449)
Issuance of common stock upon initial public offering, net of issuance costs, discount, and commissions of $9.3 million	5,750,000	58	—	—	82,657	—	—	82,715
Issuance of common stock upon Concurrent Private Placement, net of issuance costs of $0.7 million	1,562,500	16	—	—	24,234	—	—	24,250
Conversion of convertible preferred stock into common stock upon initial public offering	2,234,640	22	—	—	35,732	—	—	35,754
Conversion of convertible notes into common stock upon initial public offering	3,636,189	36	—	—	58,143	—	—	58,179
Conversion of convertible notes prior to initial public offering	33,978	—	—	—	460	—	—	460
Net exercise of warrants upon initial public offering	844,335	9	—	—	13,500	—	—	13,509
Exercise of broker warrants	47,188	—	—	—	—	—	—	—
Exercise of warrants	107,038	1	—	—	679	—	—	680
Exercise of stock options	155	—	—	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units and performance stock units	204,774	2	—	—	11	—	—	13
Return of common stock to pay withholding taxes on restricted stock	—	—	(77,060)	(1,145)	—	—	—	(1,145)
Stock-based compensation	—	—	—	—	5,117	—	—	5,117
Foreign currency translation adjustment	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(36,687)	(36,687)
Balance as of March 31, 2021	30,053,606	300	(393,148)	(2,991)	292,670	(287)	(197,249)	92,443
Fractional shares paid out related to the forward stock split					(10)			(10)
Exercise of warrants	22,714	1	—	—	175	—	—	176
Exercise of stock options	8,495	—	—	—	79	—	—	79
Issuance of common stock upon net settlement of restricted stock units and performance stock units	193,715	2	—		4	—	—	6
Repurchase of common stock	—	—	(87,795)	(1,219)	—	—	—	(1,219)
Stock-based compensation	—	—	—	—	2,718	—	—	2,718
Foreign currency translation adjustment	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(17,072)	(17,072)
Balance as of June 30, 2021	30,278,530	303	(480,943)	(4,210)	295,636	(219)	(214,321)	77,189

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	30,278,530	303	(480,943)	(4,210)	295,636	(219)	(214,321)	77,189
Exercise of warrants	777	—	—	—	5	—	—	5
Exercise of stock options	126,528	1	—	—	785	—	—	786
Issuance of common stock upon vesting of restricted stock units and performance stock units	8,203	—	—	—	2	—	—	2
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	—	—	2,184	—	—	2,184
Foreign currency translation adjustment	—	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	—	(15,704)	(15,704)
Balance as of September 30, 2021	30,414,038	$304	(480,943)	$(4,210)	$298,518	$(73)	$(230,025)	$64,514
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,367)	$(69,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	59
Amortization of right-of-use assets	603	519
Amortization of debt issuance costs	—	1,884
Stock-based compensation	667	10,019
PPP Loan forgiveness	—	(905)
Change in fair value of convertible notes	—	7,469
Change in fair value of Series C convertible preferred stock	—	3,592
Change in fair value of warrant liability	(90)	3,191
Earnings from equity method investment	(151)	(76)
Distribution from equity investment	—	36
Changes in operating assets and liabilities:
Grants receivable	806	—
Prepaid expenses and other current assets	194	4,050
Other assets	31	(33)
Accounts payable	(2,529)	2,072
Accrued expenses	1,689	2,182
Lease liabilities	(663)	(506)
Deferred revenue	(2,301)	(2,371)
Net cash used in operating activities	(33,964)	(38,281)
Cash flows from investing activities:
Purchases of fixed assets	—	(346)
Net cash used in investing activities	—	(346)
Cash flows from financing activities:
Net proceeds from issuance of common stock upon initial public offering and Concurrent Private Placement, net of discount and commissions	—	110,560
Payment of deferred offering costs	—	(3,073)
Fractional share payments related to the forward stock split	—	(10)
Taxes paid related to net share settlement upon vesting of restricted stock awards	(2)	(2,458)
Proceeds from RSU settlement	—	21
Payment of financing obligation	(43)	—
Exercise of warrants	—	861
Exercise of stock options	—	866
Net cash (used in) provided by financing activities	(45)	106,767
Effect of foreign currency on cash	396	(11)
Net (decrease) increase in cash and cash equivalents	(33,613)	68,129
Cash and cash equivalents at the beginning of the period	88,756	34,607
Cash and cash equivalents at the end of the period	$55,143	$102,736
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes into common stock upon initial public offering	$—	$58,179
Conversion of Series C preferred stock into common stock upon initial public offering	$—	$35,754
Net exercise of warrants upon initial public offering	$—	$13,509
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$624
Conversion of convertible notes into common stock prior to initial public offering	$—	$460
Fixed assets purchased in accrued expenses or accounts payable	$—	$32
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
Reduction in Force
On January 4, 2022, the Company announced a reduction in force impacting somewhat less than half of its employees. The Company’s decision to engage in this reduction resulted from an assessment of its internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for delayed graft function (DGF) would likely not support a regulatory approval in that population and the Phase 2 study in acute kidney injury associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI) would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support the Company’s 2022 primary focus on the clinical development of its investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, the Company incurred termination costs, which include severance, benefits, and related costs of approximately $3.2 million, which are in restructuring expense for the nine months ended September 30, 2022. The Company paid $2.2 million during the nine months ended September 30, 2022 and expects to pay the remaining $1.0 million on or before September 2023.
On July 25, 2022, the Company announced a process to explore strategic options for enhancing and preserving shareholder value (the “2022 Strategic Realignment”). Potential strategic options to be explored or evaluated as part of the process may include, but are not limited to merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. In connection with the 2022 Strategic Realignment, the Company also announced the discontinuation of development of ANG-3070 for all indications and the discontinuation of most other development activities pending conclusion of the strategic process. In connection with the foregoing, the Company also announced an additional reduction in force of the majority of its 37 employees. This reduction in force, expected to be completed by the end of 2022, is a cash preservation measure and impacts employees across the organization. In connection with the reduction in force, the Company recorded a charge of $2.8 million in the third quarter of 2022. The Company paid $1.7 million during the three months ended

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

September 30, 2022 and expects to pay the remaining $1.1 million on or before December 2022. These charges are primarily one-time termination benefits payable in cash.
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception. As of September 30, 2022, the Company had $55.1 million in cash and cash equivalents and an accumulated deficit of $247.5 million.
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
The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Annual Report on Form 10-K”). There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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
The Company has agreements with various Contract Research Organizations (“CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the condensed consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the three and nine months ended September 30, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Advertising Costs
Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2022 and 2021, advertising costs were not material.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and nine months ended September 30, 2022 and 2021, basic and diluted net loss per common share are the same.

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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Based on the ANG-3777 clinical trial data disclosed in the fourth quarter of 2021 and the Company’s decision to discontinue the current clinical development plan for ANG-3777 DGF as described above, the Company adjusted the transaction price to include an additional $15.0 million in previously constrained variable consideration. The Company also reassessed the performance period as the Company is currently closing out the planned analyses from both trials. As of September 30, 2022, the Company has completed substantially all performance obligation under the Vifor License and had recognized all deferred revenue under the agreement.
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
For the three months ended September 30, 2022 and 2021, the Company recognized contract revenue related to the Vifor License of zero and $1.5 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized contract revenue related to the Vifor License of $2.3 million and $2.4 million, respectively. As of September 30, 2022 and December 31, 2021, zero and $2.3 million, respectively, was recorded as deferred revenue, current, on the condensed consolidated balance sheets related to the Vifor License.
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$10,737	$—	$—	$10,737
Total assets	$10,737	$—	$—	$10,737
Warrant liabilities	$—	$—	$24	$24
Total liabilities	$—	$—	$24	$24

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$87,252	$—	$—	$87,252
Total assets	$87,252	$—	$—	$87,252
Warrant liabilities	$—	$—	$114	$114
Total liabilities	$—	$—	$114	$114
_________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of changes in the fair value of the Company’s common stock warrant liability (in thousands):

	September 30, 2022	December 31, 2021
Balance, beginning of the period	$114	$10,704
Net exercise of warrants	—	(13,509)
Change in fair value	(90)	2,919
Balance, end of the period	$24	$114
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
The fair value of the common stock warrant liability was estimated using the following assumptions:

	September 30, 2022	December 31, 2021
Weighted average strike price	$7.60	$7.60
Contractual term (years)	5.9	6.7
Volatility (annual)	117.5%	124.0%
Risk-free rate	4.2%	1.4%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$866	$866
Furniture and fixtures	34	34
Leasehold improvements	68	68
Total property and equipment	968	968
Less: accumulated depreciation	(664)	(517)
Property and equipment, net	$304	$451
Depreciation expense for each of the three and nine months ended September 30, 2022 and 2021 was immaterial.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Angion Pty tax receivable	$7	$781
Prepaid insurance	1,103	275
Security deposit	101	131
Other	326	498
Total prepaid and other current assets	$1,537	$1,685
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$356	$2,023
Accrued restructuring (Note 1)	2,072	—
Accrued direct research costs	1,999	764
Accrued operating expenses	481	432
Total accrued expenses	$4,908	$3,219

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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Stock Options
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.1%	0.9%	1.7%	0.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years	6.05	6.03	5.90	5.99
Expected volatility	71.9%-72.0%	74.6%-74.9%	70.8%-72.5%	73.8%-86.8%
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
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	4,230,162	$8.92	8.4	$—
Options granted	2,257,100	1.93
Options forfeited	(914,621)	9.37
Outstanding as of September 30, 2022	5,572,641	$7.48	7.7	$—
Options vested and exercisable	3,862,362	$7.34	6.1	$—
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the three months ended September 30, 2022 and 2021 was $0.74 and $10.13, and was $1.18 and $8.97 during the nine months ended September 30, 2022 and 2021 respectively. As of September 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $2.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units (RSUs)
The following table summarizes information and activity related to the Company’s RSUs:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	17,504	$9.51
Vested and released	(1,094)	$9.51
Outstanding as of September 30, 2022	16,410	$9.51
Performance-based Restricted Stock Units (PSUs)
The Company granted 556,530 PSUs in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and were released in June 2021 upon the second anniversary of the grants. The remaining 185,510 PSUs vested and were released in June and July 2022 upon the third anniversary of the grants, therefore, as of September 30, 2022, the Company had no PSUs outstanding.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$(1,143)	$1,152	$(1,055)	$5,104
General and administrative	380	1,032	1,722	4,915
Total	$(763)	$2,184	$667	$10,019
The decrease in total stock-based compensation expense for three and nine months ended September 30, 2022 is primarily due to the reversal of expense upon the forfeiture of awards in connection with the reduction in force events that occurred on January 4, 2022 and July 25, 2022. See Note 1 for additional information.
Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 1% of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. The offering period and purchase period will be determined by the board of directors. As of September 30, 2022, 689,583 shares under the ESPP remain available for purchase and no offerings have been authorized.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 8—Warrants
As of September 30, 2022 and December 31, 2021, outstanding warrants to purchase the Company's common stock consisted of the following:

	Classification	Exercise Price	Expiration Date	September 30, 2022	December 31, 2021
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/23	232,287	232,287
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/23	875,034	875,034
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	1,297
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,505
Total Warrants				1,148,123	1,148,123
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
There was no warrant activity during the nine months ended September 30, 2022.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the components of the Company's operating lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$301	$325	$1,015	$914
Variable lease cost	108	67	252	282
Short-term lease cost	6	16	18	58
Total operating lease cost	$415	$408	$1,285	$1,254
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating cash flows from operating leases	$966	$861
Right-of-use assets exchanged for operating lease liabilities	$—	$624
Weighted-average remaining lease term—operating leases (in years)	3.3	3.5
Weighted-average discount rate—operating leases	9.5%	10.1%
As of September 30, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2022 (remaining three months)	$322
2023	1,305
2024	1,209
2025	1,104
2026	516
Total	4,456
Less present value discount	(750)
Operating lease liabilities	$3,706
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes quantitative information about the Company's financing obligation for the nine months ended September 30, 2022 (dollars in thousands):

Cash flow information:
Payments of financing obligation
Operating cash flows from financing obligation	$28
Financing cash flows from financing obligation	$43
Other information:
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate (in percent)	1.1%
Carrying value of leased asset included in Property and Equipment, net	$223
Depreciation associated with the Property and Equipment	$46
As of September 30, 2022, maturities of the financing obligation were as follows (in thousands):

Year Ended December 31,	Amounts
2022 (remaining three months)	$25
2023	94
2024	94
2025	31
Total	$244
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
Note 10—Income Taxes
The Company’s income tax provision was immaterial and the effective tax rate was 0% in each of the three and nine months ended September 30, 2022 and 2021. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is primarily due to net operating losses in this period which are offset by the corresponding valuation allowance. The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not such assets would not be realized.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not the net deferred tax assets at September 30, 2022 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at September 30, 2022. Each reporting period, management evaluates the need for a valuation allowance on the Company’s deferred tax assets by jurisdiction and adjust the Company’s estimates as more information becomes available.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. Tax years starting from 2015 and forward are subject to examination by the U.S. federal and state tax authorities. These years are open due to net operating losses and tax credits remain unutilized from such years. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of September 30, 2022, there were no accruals for interest and penalties related to uncertain tax positions.

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
Note 12—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(8,988)	$(15,704)	$(32,367)	$(69,463)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,113,407	29,829,577	30,016,079	27,671,310
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.53)	$(1.08)	$(2.51)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Shares issuable upon exercise of stock options	5,572,641	4,398,898
Shares issuable upon the exercise of warrants	1,148,123	1,148,123
Unvested shares under restricted stock unit grants	16,410	38,472
Unvested shares under restricted stock grants	—	3,645
Total	6,737,174	5,589,138
Note 13—Related Party Transactions
On February 25, 2022, the Company entered into a Separation Agreement with Itzhak D. Goldberg, M.D., who formerly served as Executive Chairman and Chief Scientific Officer and currently serves as a director and Chairman Emeritus on the Company’s board of directors. Pursuant to the terms of the Separation Agreement, Dr. Goldberg will receive severance benefits of approximately $1.1 million. Under the 2015 Plan and 2021 Plan, Dr. Goldberg has vested his PSUs and stock options and will have the right to exercise vested stock options, so long as he remains in continuous service with the Company as a director on the board of directors or otherwise.
On March 1, 2022, the Company entered into a Separation Agreement with Elisha Goldberg, former employee and son of Itzhak D. Goldberg, M.D. Pursuant to the terms of the Separation Agreement, Mr. Goldberg will receive severance benefits of approximately $0.5 million. Mr. Goldberg will also have the right to exercise vested stock

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

options he may have received under the 2015 Plan or 2021 Plan until December 31, 2022, which extended the exercise period by 11 months.
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
NovaPark Investment and Lease
As of September 30, 2022, the Company had a 10% interest in NovaPark. Members of the Company's Chairman Emeritus’ immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method.
The following table provides the activity for the NovaPark investment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$865	$693	$723	$672
Earnings from equity method investment	9	31	151	76
Distribution from NovaPark	—	(12)	—	(36)
Ending balance	$874	$712	$874	$712
The Company rents office and laboratory space in Uniondale, New York from NovaPark under a lease expiring June 20, 2026. The Company recorded rent expense for fixed lease payments of $0.3 million in each of the three months ended September 30, 2022 and 2021 and $0.9 million in each of the nine months ended September 30, 2022 and 2021. The Company recorded rent expense for variable expenses related to the lease of $0.1 million in each of the three months ended September 30, 2022 and 2021 and $0.3 million in each of the nine months ended September 30, 2022 and 2021. See Note 9.
Convertible Notes
In connection with the IPO in February 2021, Victor Ganzi, Gilbert Omenn and Karen Wilson, directors of the Company, and Raj Venkatesan, brother of the Chief Executive Officer and director of the Company, converted all their outstanding convertible notes into an aggregate of 149,500 shares of common stock with a conversion price of $11.57. As of September 30, 2022, there were no convertible notes outstanding.
Series C Convertible Preferred Stock
In connection with the IPO in February 2021, Jay Venkatesan, M.D., the Chief Executive Officer and director of the Company converted all his outstanding preferred stock into an aggregate of 165,094 shares of common stock

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

with a conversion price of $11.57 per share. As of September 30, 2022, there were no shares of convertible preferred stock outstanding.
Consultant Fees
Angion paid consulting fees under an agreement with the wife of the Company’s Chairman Emeritus for Company management services. Consultant fees paid to the wife were immaterial in each of the three and nine months ended September 30, 2022 and 2021. This consultant agreement was terminated in February 2022.
Other
Dr. Michael Yamin, a former member of the board of directors of the Company, is a Scientific Advisor for Pearl Cohen Zedek Latzer Baratz LLP (Pearl Cohen). During the each of the three and nine months ended September 30, 2022 and 2021, the Company paid Pearl Cohen an immaterial amount in legal fees, respectively.
In January 2018, the Company also entered into a consulting agreement with Dr. Yamin pursuant to which he agreed to provide consulting services to the Company in the areas of biomedical research and development. Consultant fees paid to Dr. Yamin were immaterial in in each of the three and nine months ended September 30, 2022 and 2021. Dr. Yamin resigned from the Company's board of directors in March 2020. Dr. Yamin's resignation was not due to any disagreement with the Company, the board or management of the Company.

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
Overview
We are a biopharmaceutical company that has focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases. Our goal has been to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have limitations. Our product candidates and programs include ANG-3070, a highly selective oral tyrosine kinase receptor inhibitor (TKI) in development as a treatment for fibrotic diseases, a ROCK2 preclinical program targeted towards the treatment of fibrotic diseases, a CYP11B2 preclinical program targeted towards diseases related to aldosterone synthase dysregulation, and a CYP26 (retinoic acid metabolism) inhibitor program targeted towards a number of indications, including cancer.
Prior to January 2022, our lead product was ANG-3777, a hepatocyte growth factor (HGF) mimetic we were evaluating in multiple indications of acute organ injury, including delayed graft function (DGF) and for the treatment of acute kidney injury (AKI) associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). In 2021, we also studied ANG-3777 in patients with severe COVID-19 related pneumonia at high risk for acute respiratory distress syndrome (ARDS). On October 26, 2021, we announced the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 9, 2021, we announced the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in donor kidney transplant patients who were at risk for developing DGF, given we do not believe the earlier Phase 2 and Phase 3 clinical trial results in the respective indications support a regulatory approval. We have no funds budgeted for additional clinical trials for ANG-3777. However, based upon the biologic activity demonstrated in the Phase 3 and Phase 2 trials of ANG-3777, and consistent with our discussions with our license partner Vifor Pharma, we are actively conducting pre-clinical studies to assess the effects of ANG-3777 on long-term kidney function.
On May 12, 2022, we were notified by the U.S. Food and Drug Administration (FDA) of the acceptance of an Investigational New Drug (IND) application supporting the clinical development of ANG-3070 in idiopathic pulmonary fibrosis (IPF) and clearance to begin a Phase 1b study of ANG-3070 in patients with IPF.
On June 29, 2022, we announced the termination of our Phase 2 “JUNIPER” dose-finding trial for ANG-3070 in patients with primary proteinuric kidney diseases, specifically focal segmental glomerulorsclerosis (FSGS) and immunoglobulin A nephropathy (IgAN) in the interests of patient safety based upon a reassessment of the risk/benefit profile of ANG-3070 in patients with established serious kidney disease. We continue work necessary to complete collection of data from the JUNIPER study to ascertain whether the drug had any effect, positive or negative, in patients with fibrotic kidney diseases.
On July 25, 2022, we announced a process to explore strategic options for enhancing and preserving shareholder value (the “2022 Strategic Realignment”). Potential strategic options to be explored or evaluated as part of the process may include, but are not limited to merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. In addition, we announced the discontinuation of development of ANG-3070 for all indications and the discontinuation of most other development activities pending conclusion of the strategic process. Finally, we also announced and completed a reduction in force across the organization as described below. To the extent we fail to realize the potential benefits of the 2022 Strategic Realignment, we may resume the clinical development of our product candidates.
We have currently suspended clinical development activities, and we do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop, and we or our collaborators commercialize, our product candidates, which we do not expect to occur in the near future, if ever. Our net losses were $9.0 million and $15.7 million for the three months ended September 30, 2022 and 2021, and $32.4 million and $69.5 million for the nine months ended September 30, 2022 and 2021 respectively. As of September 30, 2022, we had an accumulated deficit of $247.5 million. We expect to continue to incur net losses for the foreseeable future.
In addition, if we resume clinical development of our product candidates and if we seek regulatory approval for any of our product candidates or those for which we retain the right to commercialize in the future, we would need to incur additional expenses as we develop and expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, and incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates.
We have relied on third parties in the conduct of our preclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and if we continue to develop product candidates, we expect to continue to rely on third parties, many of whom are single-source suppliers, for our preclinical study and clinical trial materials. In addition, we do not have a marketing or sales organization or commercial infrastructure. Accordingly, if we are able to develop and obtain approval for one or more product candidates, we will incur significant expenses to develop a marketing and sales organization and commercial infrastructure in advance of generating any product sales of wholly-owned product candidates or those for which we retain the right to commercialize.
Furthermore, we would need to make continued investment in development studies, registration activities and the development of commercial support functions including quality assurance and safety pharmacovigilance before we would be in a position to sell any of our product candidates, if approved.
The Initial Public Offering and Concurrent Private Placement
The Initial Public Offering (“IPO”) and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and offering expenses payable by us.
Reduction in Force
On January 4, 2022, we previously announced and completed a reduction in force impacting somewhat less than half of our employees at that time. Our decision to engage in this reduction resulted from an assessment of our internal resources needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for DGF would likely not support a regulatory approval in that population and the Phase 2 study in CSA-AKI would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support our 2022 primary focus on the clinical development of our investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, we incurred termination costs, which include severance, benefits and related costs, of approximately $3.2 million, of which $2.2 million were paid during the nine months ended September 30, 2022. We expect to pay the remaining $1.0 million on or before September 2023.
On July 25, 2022, we announced an additional reduction in force of the majority of our 37 employees. This reduction in force, expected to be completed by the end of 2022, is a cash preservation measure and impacts employees across the organization. In connection with the reduction in force, we recorded a charge of approximately $2.8 million in the third quarter of 2022. We paid $1.7 million during the nine months ended September 30, 2022 and expect to pay the remaining $1.1 million on or before December 2022. These charges are primarily one-time termination benefits payable in cash.
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
We are also eligible to receive post-approval milestones of up to approximately $260 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, we are responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI. For the three months ended September 30, 2022 and 2021, we recognized license revenue related to the Vifor License of zero and $1.5 million, respectively. For the nine months ended September 30, 2022 and 2021, we recognized license revenue related to the Vifor License of $2.3 million and $2.4 million, respectively. We have completed substantially all performance under the Vifor License and recognized all remaining deferred revenue under the agreement during the three months ended June 30, 2022. As of September 30, 2022 and December 31, 2021, we recorded zero and $2.3 million, respectively, as deferred revenue, current on the condensed consolidated balance sheet related to the Vifor License.
On October 26, 2021, we announced the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 14, 2021, we announced the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. The Vifor License includes additional milestone and royalty objectives related to the clinical development plan for ANG-3777, which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF. We do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue the current clinical development plan for ANG-3777. In 2022, we and Vifor Pharma continue to work to complete the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021. However, based upon the biologic activity demonstrated in the Phase 3 and Phase 2 trials of ANG-3777, and consistent with our discussions with our license partner Vifor Pharma, we are actively conducting pre-clinical studies to assess the effects of ANG-3777 on long-term kidney function.
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

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments supporting multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 during the three and nine months ended September 30, 2021 and 2022. For the three months ended September 30, 2022 , our total research and development expense includes a reduction to stock-based compensation expense of $1.1 million due to the forfeiture of stock-based awards for employees terminated as a result of the 2022 Strategic Realignment, which more than fully offset our research and development expense from internal sources. For the three months ended September 30, 2021, 69% of research and development expenses were from external third-party sources and the remaining 31% were from internal sources.

For the nine months ended September 30, 2022 and 2021, 78% and 63%, respectively, of research and development expenses were from external third-party sources and the remaining 22% and 37%, respectively, were from internal sources.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(In thousands, except percentages)
Revenue:
Contract revenue	$—	$1,460	$(1,460)	(100)%
Total revenue	—	1,460	(1,460)	(100)%
Operating expenses:
Research and development	2,938	13,288	(10,350)	(78)%
General and administrative	3,315	3,930	(615)	(16)%
Restructuring expense	2,797	—	2,797	100%
Total operating expenses	9,050	17,218	(8,168)	(47)%
Loss from operations	(9,050)	(15,758)	6,708	(43)%
Other income (expense), net	62	54	8	15%
Net loss	$(8,988)	$(15,704)	$6,716
Contract Revenue
Contract revenue decreased by $1.5 million for the three months ended September 30, 2022 compared to the same period in 2021. Since we do not intend to continue the clinical development plan for ANG-3777 currently set forth in Vifor License agreement, which had included a Phase 3 study in cardiac surgery associated with cardiopulmonary bypass (CSA-AKI) and a Phase 4 confirmatory study in delayed graft function (DGF), we performed a reassessment of the performance period and estimated costs for the completion of the performance obligations. This accelerated the revenue recognition related to the upfront payment we received from Vifor Pharma when the license agreement with Vifor Pharma was entered into in 2020.
As of September 30, 2022, we have completed substantially all our performance obligations under the Vifor License.
Research and Development Expenses
Research and development expenses decreased by $10.4 million, or 78%, for the three months ended September 30, 2022 compared to the same period in 2021. The net decrease in research and development expenses was primarily due to a $6.2 million reduction in clinical trial related expenses and R&D consulting and subcontractor expenses as a result of the completion of ANG-3777 trials, and a net decrease of $4.2 million in personnel-related expenses, including a $2.3 million decrease in stock-based compensation expense, as a result of the reductions in force announced in January and July 2022.
We expect our research and development expenses to be significantly lower in the near term due to the discontinuation of development of ANG-3070 for all indications and the discontinuation of other development activities pending conclusion of the strategic process and certain pre-clinical studies of ANG-3777, consistent with ongoing discussions with our license partner Vifor Pharma.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million, or 16%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a net decrease of $0.9 million in personnel-related expenses as a result of the reductions in force announced in January and July 2022, and related decrease of $0.1 million in operating expenses for rent, consultants and office costs. These decreases were offset in part by an increase of $0.4 million in legal and insurance charges.

We expect our general and administrative expenses to be slightly lower in the future due to the effect of our restructuring and 2022 Strategic Alignment process. We also expect to generally maintain our current level of expenses associated with operating as a public company, including expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, insurance expenses, investor relations activities and other administrative and professional services.
Restructuring Expenses
Restructuring expenses increased by $2.8 million, or 100%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase is due to one-time termination benefit charges incurred in connection with the reductions in force announced in January and July 2022 (see Note 1 to the condensed consolidated financial statements for additional information).
Other Income (Expense)
Other income (expense) increased by a nominal amount for the three months ended September 30, 2022 compared to the same period in 2021. The $0.1 million increase in interest income earned on cash and cash equivalents was offset by an $0.1 million decrease from the change in fair value related to our warrant liability and NovaPark investment.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(In thousands, except percentages)
Revenue:
Contract revenue	$2,301	$2,371	$(70)	(3)%
Total revenue	2,301	2,371	(70)	(3)%
Operating expenses:
Research and development	17,940	42,030	(24,090)	(57)%
General and administrative	10,892	14,282	(3,390)	(24)%
Restructuring expenses	6,039	—	6,039	100%
Total operating expenses	34,871	56,312	(21,441)	(38)%
Loss from operations	(32,570)	(53,941)	21,371	(40)%
Other income (expense), net	203	(15,522)	15,725	(101)%
Net loss	$(32,367)	$(69,463)	$37,096
Contract Revenue
Contract revenue decreased by $0.1 million for the nine months ended September 30, 2022 compared to the same period in 2021. Since we do not intend to continue the clinical development plan for ANG-3777 currently set forth under our Vifor License agreement, which had included a Phase 3 study in cardiac surgery associated with cardiopulmonary bypass (CSA-AKI) and a Phase 4 confirmatory study in delayed graft function (DGF), we performed a reassessment of the performance period and estimated costs for the completion of the performance obligations. This accelerated the revenue recognition related to the upfront payment we received from Vifor Pharma when the license agreement with Vifor Pharma was entered into in 2020.
As of September 30, 2022, we have completed all our performance obligation under the Vifor License and recognized all remaining deferred revenue under the agreement.
Research and Development Expenses
Research and development expenses decreased by $24.1 million, or 57%, for the nine months ended September 30, 2022 compared to the same period in 2021. The net decrease in research and development expenses was primarily due to a $12.7 million reduction in clinical trial related expenses and R&D consulting and subcontractor expenses as a result of the completion of ANG-3777 trials, and a $11.6 million decrease in salary, bonus and stock based compensation primarily due to the reduction in headcount following the reductions in force announced in January and July 2022. These decreases were offset in part by a net increase of $0.2 million in other operating expenses.
General and Administrative Expenses
General and administrative expenses decreased by $3.4 million, or 24%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in general and administrative expenses was primarily due to a net decrease of $4.1 million in personnel-related expenses primarily in salary, bonus and stock-based compensation related to the reductions in force announced in January and July 2022 and the vesting of performance-based stock units upon IPO in the nine months ended September 30, 2021. These decreases in personnel-related expenses were offset in part by a net increase of $0.7 million in professional services expense, including audit, tax, legal and insurance due to our 2022 Strategic Alignment.
Restructuring Expenses
Restructuring expenses increased by $6.0 million, or 100%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is due to one-time termination benefit charges incurred in connection with the reductions in force announced in January and July 2022 (see Note 1 to the condensed consolidated financial statements for additional information).
Other Income (Expense)
Other income (expense) increased by $15.7 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to a decrease of $14.5 million of loss from the first quarter of 2021 as a result of the increase in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we elected the fair value option as most of these instruments were no longer outstanding after our IPO in February 2021. There was also a reduction of $2.3 million in interest expense, primarily related to interest associated with convertible notes and Series C convertible preferred stock in 2020 that were converted into equity upon our IPO in February 2021. The convertible notes and warrants both require re-measurement at each balance sheet date with gains and losses reported through our consolidated statement of operations. These increases were offset in part by a $0.9 million gain from the forgiveness of our PPP loan in the second quarter of 2021.

Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate we will incur losses for at least the next several years. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. As of September 30, 2022, we had $55.1 million of cash and cash equivalents and an accumulated deficit of $247.5 million, compared to $88.8 million of cash and cash equivalents and an accumulated deficit of $215.1 million as of December 31, 2021.
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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(33,964)	$(38,281)
Investing activities	—	(346)
Financing activities	(45)	106,767
Effect of foreign currency on cash	396	(11)
Net increase (decrease) in cash	$(33,613)	$68,129
Operating activities
For the nine months ended September 30, 2022, net cash used in operating activities was $34.0 million, which primarily consisted of a net loss of $32.4 million and a use of cash from the change in net operating assets and liabilities of $2.8 million which was partially offset by net non-cash charges of $1.2 million. The change in net operating assets and liabilities of $2.8 million was the result of a decrease in deferred revenue of $2.3 million resulting from revenue recognized in the period, a decrease of $2.5 million in accounts payable due to the timing of vendor payments, offset in part by an increase of $1.7 million in accrued expenses due to timing of invoices, and a decrease of $0.8 million in grants receivable from cash collected for the grant contract with the U.S. Department of Defense. The remaining $0.5 million fluctuations were individually insignificant. The $1.2 million of net non-cash charges primary included stock-based compensation of $0.7 million and amortization of operating lease right-of-use assets of $0.6 million.

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

Investing activities
For the nine months ended September 30, 2022, no cash was provided by or used in investing activities, and for the nine months ended September 30, 2021, net cash used in investing activities was $0.3 million, primarily related to purchases of fixed assets for research activities.
Financing activities
For the nine months ended September 30, 2022, net cash used in financing activities was immaterial.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. During the nine months ended September 30, 2022, except as described in Note 1 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously disclosed.
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of our first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (iii) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (Exchange Act), which means the market value of equity securities held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.
Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
Material Weakness Remediation
As previously reported, in connection with the preparation of our consolidated financial statements, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
We initiated several steps to remediate these material weaknesses, including:

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
As a result of these actions, we have implemented various internal controls over financial reporting and our close process and since then, consistently followed and evaluated these controls in order to address the material weaknesses identified in our previous fiscal year. As a result, the material weaknesses were remediated and our internal control over financial reporting were effective as of September 30, 2022.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock.
As previously disclosed, we are engaged in a 2022 Strategic Realignment process pursuant to which we are exploring strategic options for enhancing and preserving shareholder value, and we have discontinued the clinical development of ANG-3070 for all indications and discontinued other development activities pending conclusion of the strategic process, except certain pre-clinical studies of ANG-3777 and certain other pre-clinical development. As a result, the risks facing our company have changed from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, some of which are new and some of which are mitigated. Many of the following risks and uncertainties are, and will be, exacerbated any worsening of the global business and economic environment as a result. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our 2022 Strategic Realignment

We may be unable to realize the potential benefits of, and may be subject to potential liabilities in connection with, our 2022 Strategic Realignment.

We have engaged in a strategic realignment process, which we refer to as our 2022 Strategic Realignment, pursuant to which we are exploring strategic options for enhancing and preserving shareholder value, which may include exploration and evaluation of strategic options such as a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. We have discontinued the clinical development of ANG-3070 for all indications and discontinued other development activities pending conclusion of the strategic process, except certain pre-clinical studies of ANG-3777 and research and discovery work to advance our ROCK inhibitor and CYP26 inhibitor programs. We may not be able to successfully enter into and complete a strategic transaction in a timely manner, if at all. In addition, the costs of implementing the 2022 Strategic Realignment process may be greater than we expect and we may be unable to offset such costs. As a result, we may not achieve the benefits we are seeking, even if we implement our 2022 Strategic Realignment process.

If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks potentially adversely affecting our business operations or our stockholders.

In connection with our 2022 Strategic Realignment process we are considering strategic business initiatives, which may include exploration and evaluation of strategic options such as a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. If we pursue such a strategic transaction, we could, among other things:

▪ issue equity securities dilutive to our current stockholders' percentage ownership;
▪ incur substantial debt straining our operations;
▪ spend substantial operational, financial, and management resources to integrate new businesses, technologies, and products;
▪ assume substantial actual or contingent liabilities;
▪ reprioritize our development programs and even cease development of our product candidates; or
▪ merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash and/or shares of the other company on terms certain of our stockholders may not deem desirable.

There is no guarantee we will be able to complete the 2022 Strategic Realignment process in a timely or successful manner, which could have a material adverse effect on our business.

Our recent organizational changes and cost cutting measures may not be successful.

In July 2022, we implemented a reduction-in-force affecting a majority of our workforce. The objective of this workforce reduction was to realign our workforce to meet our needs in light of the results we received in clinical trials and the commencement of our 2022 Strategic Realignment process. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such as attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of the 2022 Strategic Realignment, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover the reductions in workforce and cost cutting measures will make it difficult for us to resume development activities we have suspended or pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of substantially all of our personnel, including several of our executive officers, we may be unable to continue our operations and meet our ongoing obligations. Any of these unintended consequences may have a material adverse impact on our business, financial condition, and results of operations.

We may not be able to comply with Nasdaq’s continued listing standards.

Our common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “ANGN.” There is also no guarantee we will be able to perpetually satisfy Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Among the conditions required for continued listing on Nasdaq, we are required to maintain a stock price over $1.00 per share pursuant to Rule 5550(a)(2) of the Nasdaq Listing Rules. On November 9, 2022, our common stock has traded as low as $0.81 per share. Accordingly, we may not be able to maintain a stock price over $1.00 per share and could face the risk of our common stock being delisted if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive business days and we are unable to regain compliance.

In addition, even if we demonstrate compliance with the requirement above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, which we may not be able continue to meet. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, stockholders may have a difficult time obtaining a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult, and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital.

Risks Relating to Our Financial Position and Need for Additional Capital

We have temporarily suspended our clinical programs and we have no products approved for sale, which makes it difficult to assess our future viability.

We are a biopharmaceutical company that has suspended its clinical programs, has only a small number of pre-clinical programs, and has no products approved for sale. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet submitted any product candidates for approval or received approval of any product candidate by regulatory authorities in any jurisdiction, including the United States Food and Drug Administration (FDA). We do not expect to generate revenue from product sales unless we, or we or our collaborators, resume clinical development of our product candidates and obtain approval and commercialize our product candidates, which we do not expect to occur for several years, if ever. We expect to continue to incur net losses for the foreseeable future to the extent we advance our product candidates through preclinical and clinical and development, and as we continue to incur expenses to protect our intellectual property, maintain our general and administrative support functions, and incur costs associated with operating as a public company. If we are unable to enroll clinical trials for any of our product candidates, or we fail in clinical trials or do not gain regulatory approval, we may never generate revenue or become profitable.

To achieve our goals we will require substantial additional funding, for which capital may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease operations.

We have invested and, to the extent we resume clinical development and clinical trials of our product candidates following our 2022 Strategic Realignment process, will continue to invest a significant portion of our efforts and financial resources in research and development activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development, including additional clinical studies, and seek regulatory approval to bring our product candidates to market. Regulatory authorities in the United States and elsewhere could also require we perform additional preclinical studies or clinical trials to receive or maintain regulatory approval of our product candidates, and our expenses would further increase beyond what we currently expect. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development of our product candidates as well as the costs of commercializing any of our wholly-owned product candidates and those for which we retain the right to commercialize.

We estimate our current cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements well into 2023. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with our 2022 Strategic Realignment process and research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the results and duration of our 2022 Strategic Realignment process and, to the extent we commence or resume one or more of our clinical programs:

▪ the scope, progress, results and costs of researching and developing product candidates, and conducting preclinical studies and clinical trials;
▪ the outcome of clinical trials;
▪ whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪ the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
▪ the willingness of the FDA and foreign regulatory authorities to accept the results of our completed and planned clinical trials and preclinical studies and other work;
▪ the number and characteristics of product candidates we pursue, including our product candidates in preclinical development;
▪ the ability of our product candidates to progress through clinical development successfully;
▪ our need to expand our research and development activities, including to conduct additional clinical trials;
▪ the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
▪ our need and ability to hire additional personnel, including management, clinical development, medical and commercial personnel;
▪ the costs associated with securing and establishing manufacturing capabilities, as well as those associated with packaging, warehousing and distribution; and
▪ the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future and the timing and amount of payments thereunder.
▪ In addition, whether or not we resume clinical trials of our product candidates, we will continue to incur costs:
▪ to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, and
▪ the costs associated with being a public company, including our need to implement additional internal systems and infrastructure, including financial and reporting systems;

Until such time we can generate sufficient revenue from sales of any product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credits or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. This may be particularly true if global capital markets continue to experience extreme volatility due to recent economic uncertainty or armed conflict. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences adversely affecting the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate any ongoing product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

COVID-19 could adversely impact our business, including any clinical trials and our financial condition.

We have been and continue to be subject to risks related to public health crises such as the global pandemic associated with COVID-19. As COVID-19 continues to persist around the globe, to the extent we resume clinical trials or commence new clinical trials, we may experience disruptions that could severely impact our business and clinical trials, including:

▪ delays or difficulties in enrolling patients in clinical trials;
▪ delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪ diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
▪ interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
▪ the risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
▪ limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
▪ delays in receiving authorizations from local regulatory authorities to initiate our planned clinical trials;
▪ delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
▪ interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
▪ changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
▪ interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities or at our third-party clinical research organizations;
▪ delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
▪ refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The global pandemic of COVID-19 continues to evolve. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease and its variants, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Product development and regulatory approval involve a lengthy and expensive process with uncertain outcomes. We cannot be certain any of our product candidates will receive or maintain regulatory approval and, without regulatory approval, we and our collaborators will not be able to market our product candidates.

We currently have suspended our clinical programs, only have a small number of pre-clinical programs, and have no products approved for sale, and even if we resume clinical trials we cannot guarantee we will ever have approved products we or our collaborators can market and sell. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by regulatory authorities, including the FDA in the United States and other regulatory authorities in other foreign countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or elsewhere until we receive regulatory approval and/or marketing authorization, such as approval of an NDA from the FDA. We have not submitted any marketing applications for any of our product candidates.

New drug marketing applications must include extensive preclinical and clinical data and supporting information to establish the product candidate's safety and effectiveness for each desired indication. Such marketing applications must also include significant information regarding the chemistry, manufacturing, and controls for the product. Even if we resume clinical trials of our product candidates, obtaining approval of our product candidates will be a lengthy, expensive, and uncertain process, and we may not be successful. Specifically, the review processes of the FDA and foreign regulatory authorities can take years to complete, and approval is never guaranteed. Even if a product is approved, the FDA or foreign regulatory authorities may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. The FDA or foreign regulatory authorities also may not approve our product candidates with the labeling we believe is necessary or desirable for the successful commercialization of such product candidates. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in any other country.

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our product candidates for many reasons, including:

▪ our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority any of our product candidates are safe and effective for the requested indication;
▪ the FDA's or the applicable foreign regulatory authority's disagreement with our trial protocols or the interpretation of data from preclinical studies or clinical trials;
▪ our inability to demonstrate the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
▪ the FDA's or the applicable foreign regulatory authority's requirement for additional preclinical studies or clinical trials;
▪ the FDA's or the applicable foreign regulatory authority's non-approval of the formulation, labeling or specifications of any of our product candidates;
▪ the FDA's or the applicable foreign regulatory authority's failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or
▪ the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

If we resume clinical trials, we cannot predict whether the clinical trials of our product candidates will be successful, or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date or we conduct in the future. If we are unable to obtain approval from regulatory authorities for any of our product candidates, we may not be able to generate sufficient revenue to become profitable or to continue our operations.

Delays or difficulties in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval our product candidates.

If we resume or commence clinical trials, delays in the commencement, enrollment, and completion of clinical trials would increase our product development costs beyond what we expect or could limit the regulatory approval of our product candidates. Delays in any of our clinical trials may increase the amount of additional funding we will require to complete these trials. The commencement, enrollment, and completion of clinical trials can be delayed, challenged or suspended for a variety of reasons, including but not limited to:

▪ severity of the disease under investigation;
▪ inability to obtain sufficient funds required for a clinical trial;
▪ inability to obtain Institutional Review Board (IRB) approval at participating institutions;
▪ our ability to effectively manage the clinical research organizations (CROs) we have engaged to conduct of our clinical trials;
▪ the extent to which COVID-19 may impact our clinical trials and our or our CROs' ability to monitor such trials;
▪ the extent to which the Russian invasion of Ukraine may impact our clinical trials and our or our CROs' ability to monitor such trials;
▪ availability and efficacy of approved medications or competing product candidates in development for the disease under investigation;
▪ the patient eligibility criteria defined in the protocol;

▪ the ability to attract and retain patients and the general willingness of patients to enroll, consent and complete participation in the trial;
▪ the extent to which there is competition for patients to enroll in clinical trials;
▪ the size of the patient population required for analysis of the trial's primary endpoint or endpoints;
▪ clinical holds, other regulatory objections to commencing or continuing a clinical trial, or the inability to obtain regulatory approval to commence a clinical trial in countries requiring such approvals;
▪ discussions with the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials;
▪ severe or unexpected drug-related adverse effects experienced by patients; and
▪ inability to timely manufacture sufficient quantities of the product candidate and other clinical supplies required for a clinical trial.

Changes in regulatory requirements and related guidance related to regulatory approval may also occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of our clinical trials.

Furthermore, if we are required to conduct additional clinical trials or other preclinical studies of our product candidates beyond those we contemplate, our ability to obtain or maintain regulatory approval of these product candidates and generate revenue from their sales would be similarly harmed.

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
In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials as we have never previously completed a Phase 3 registration trial with results sufficient to obtain regulatory approval or submitted an NDA to the FDA or a marketing application to any foreign regulatory authority, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal it is not practical or feasible to continue development efforts, as has occurred with the clinical development of AGN-3070.
If we resume or commence clinical trials, the product candidates in those clinical trials may be the subject of clinical trial failures or found to be unsafe or lack efficacy, and if that were to occur we would not be able to obtain regulatory approval for them and our business would be harmed.

Even if we resume or commence, and successfully complete, any clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.

Even if we successfully resume or commence, and successfully complete, any clinical trials for one or more of our product candidates, such product candidates may fail for other reasons, including the possibility the product candidates will:
▪ fail to receive the regulatory approvals required to market them as drugs;
▪ be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;
▪ be difficult or expensive to manufacture on a commercial scale;
▪ have adverse side effects that make their use less desirable;
▪ not achieve reimbursement or sales levels sufficient for continued marketing; or

▪ fail to compete with product candidates or other treatments commercialized by our competitors.
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

The results of any clinical trials of our product candidates we may resume or commence may show such product candidates led to patient safety concerns or undesirable or unacceptable side effects, creating risk to the patient which is deemed to outweigh the potential benefits of treatment to that patient. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. Any such event could interrupt, delay or halt such clinical trials, resulting in the denial of regulatory approval by the FDA and other regulatory authorities or result in restrictive label warnings, if approved. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
If any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:
▪ regulatory authorities may require the addition of labeling statements or specific warnings, including "Black Box" warnings if the FDA views the possible side effects as very severe;
▪ we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials, or change the labeling of the product;
▪ we may be subject to limitations on how we may promote the product;
▪ sales of the product may decrease significantly;
▪ regulatory authorities may require us to take our approved product off the market;
▪ we may be subject to litigation or product liability claims; and
▪ our reputation may suffer.
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

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. By design, clinical trials are based on a limited number of subjects and are of limited duration of exposure to the product, to determine whether the product candidate demonstrates the substantial evidence of efficacy and safety necessary to obtain regulatory approval. As with the results of any statistical sampling, we cannot be sure any evidence of efficacy from any clinical trials we may resume or commence will be repeated in the general population or all side effects of our product candidates may be uncovered. It may be the case only with a significantly larger number of patients exposed to the product candidate for a longer duration may a more complete safety and efficacy profile be identified. Further, even larger clinical trials may not identify rare serious adverse events, and the duration of such studies may not be sufficient to identify when those events may occur particularly for adverse events or safety risks could occur over time, such as the development and diagnosis of cancer. Other products have been approved by the regulatory authorities for which safety concerns have been uncovered following approval. Such safety concerns have led to labeling changes, restrictions on distribution through use of a REMS, or withdrawal of products from the market, and any of our product candidates may be subject to similar risks.

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

If our 2022 Strategic Realignment does not result in a strategic transaction, we plan to develop a pipeline of product candidates to treat potentially life-threatening acute organ injuries and fibrotic diseases. However, due to the significant resources required for the development of our product candidates, we must focus on specific indications and decide which product candidates to pursue and the amount of resources to allocate to each. For instance, we plan to identify a lead candidate in one or more of our pre-clinical programs, but not in all such programs.
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

Our business operations and relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, if any, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include: the U.S. federal Anti-Kickback Statute; U.S. federal civil and criminal false claims laws, including the civil False Claims Act; the federal fraud provision of the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA); HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH; the FDCA; the U.S. Physician Payments Sunshine Act; federal consumer protection and unfair competition laws; analogous U.S. state laws and regulations, including state anti-kickback and false claims laws; and similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring our current internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible governmental authorities will conclude our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business and our ability to sell our products may be materially harmed.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize any of our product candidates we may determine to pursue and affect the prices we may obtain.

In the event we resume or commence clinical trials for our product candidates, we will be subject to significant legislation regarding healthcare. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Since its enactment, there have been judicial, executive branch and congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, legislation informally titled the Tax Cuts and Jobs Acts (TCJA) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. It is possible the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is unclear how such challenges or the health reform measures of the Biden administration will affect the Affordable Care Act or our business.

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

We have relied, and may continue to rely, on single-source third party contract manufacturing organizations to manufacture and supply our product candidates, and if the FDA or foreign regulatory authorities do not approve these manufacturing facilities or if these organizations fail to perform, our ability to conduct clinical trials and obtain regulatory approval our product candidates may be harmed.

We do not own facilities for clinical and commercial manufacturing of our product candidates, and to the extent we resume or commence clinical trials of any of our product candidates, we will rely upon third-party contract manufacturing organizations to manufacture and supply product candidates for our clinical trials and we will rely in such manufacturers to meet commercial demand.

Additionally, the facilities at which any of our product candidates are manufactured must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the product candidate manufactured at that facility. We are completely dependent third-party vendors for compliance with the current Good Manufacturing Practice requirements (cGMPs), and the requirements of United States and non-United States regulators for the manufacture of our active ingredients, drug products, and finished products. If our manufacturers cannot successfully manufacture material conforming to our specifications and cGMPs of any applicable governmental agency, our product candidates will not be approved or, if already approved, may be subject to recalls or demands by regulatory agencies to stop selling the product until manufacturing issues are resolved.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates, including:
▪ the possibility we are unable to enter into a manufacturing agreement with a third party to manufacture our product candidates;
▪ the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and
▪ the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.
Any of these factors could delay the development or approval of our product candidates, cause us to incur higher costs or prevent us from developing our product candidates successfully. Furthermore, if the supply chain for our clinical trial materials is interrupted or if any of our contract manufacturers fail to deliver the required clinical trial supplies on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we may be unable to supply any clinical trial programs we may have with clinical trial materials which could delay our programs and increase our costs.

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

If manufacturers obtain approval for generic versions of our product candidates, our business will be materially harmed.
In our industry, much of an innovative product's commercial value is realized while it has patent protections and market exclusivity. When market exclusivity expires generic versions of the product can be approved and marketed, and there can be substantial decline in the innovative product's sales.

Market exclusivity for our products candidates is based upon patent rights and certain regulatory forms of exclusivity. If we are unable to secure or maintain our exclusivities, we may face generic competition that could materially impede our ability to effectively commercialize our products, including be reducing the price we can charge and reducing our market share.

In some countries, patent protections for our product candidates may not exist because certain countries did not historically offer the right to obtain specific types of patents or we did not file patents in those markets. Also, the patent environment is unpredictable and the validity and enforceability of patents cannot be predicted with certainty.

Specifically, with regard to the potential for generic entry in the United States, under the U.S. Food, Drug and Cosmetic Act (FDCA) the FDA can approve an Abbreviated New Drug Application (ANDA) for a generic version of an approved branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant needs only to submit data demonstrating its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the approved product.

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

Even if we pursue and receive regulatory approval of any product candidate, it is uncertain whether we will be able to successfully commercialize such product. Our marketing of any approved product will be limited to the product’s approved use and potentially subject to other limitations as set forth in its approved prescribing information and package insert. Accordingly, we cannot ensure any of our future approved products will be successfully developed, approved or commercialized. If we are unable to successfully commercialize any future approved products, we may not be able to generate sufficient revenue to operate our business. In particular, the future commercial success of any approved product is subject to a number of risks, including the following:
▪ the emergence of unknown side effects causing an approved drug to be taken off the market;
▪ the receipt of market acceptance by physicians, hospitals, payers and patients;
▪ our ability to obtain meaningful pricing and reimbursement for any approved product, and
▪ our ability to obtain, maintain or enforce our patents and other intellectual property rights related to our approved products.

If we fail to develop market opportunities for any future products, or market opportunities are smaller than we believe they are, our potential to generate revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for all the conditions we currently or may intend to address with any future product candidates are unknown. Our projections of both the number of people who have the diseases we target, as well as the subset of people with these diseases who have the potential to benefit from treatment with any future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market across any future product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of the future product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of any future product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Risks Relating to Our Business and Strategy

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We will have competitors in the United States, Europe, and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies, and universities and other research institutions, for any of our product candidates we determine to pursue. Many of these competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, and manufacturing pharmaceutical products. These companies also have significantly greater research, sales, and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds potentially making the product candidates we develop obsolete. As a result of all of these factors, any of these competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing, and commercializing drugs for kidney, heart, liver, lung and other diseases we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas.
We believe our ability to successfully compete will depend on, among other things:
▪ our ability to recruit and enroll patients for our clinical trials;
▪ our ability to design and successfully execute appropriate clinical trials;
▪ our ability to gain and to maintain positive relationships with regulatory authorities;
▪ the efficacy, safety, and reliability of our product candidates;
▪ the speed at which we develop our product candidates;
▪ our ability to commercialize and market any of our product candidates receiving regulatory approval;
▪ the pricing of our products;
▪ adequate levels of reimbursement by government entities and by private health insurance plans;
▪ our ability to protect intellectual property rights and regulatory exclusivities related to our products;
▪ our ability to manufacture and sell commercial quantities of any approved products to the market; and
▪ acceptance of our product candidates by downstream customers, including physicians, other healthcare providers, pharmacists, and patients.
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

We will depend on single third-party suppliers for the manufacture and supply of drug substance and potential future commercial product supplies for our product candidates, and any performance failure on the part of our supplier could delay the development and potential commercialization of our product candidates.

To the extent we resume or commence clinical trials of our product candidates, we cannot be certain our drug substance supplier will continue to provide us with sufficient quantities of drug substance, or our manufacturers will be able to produce sufficient quantities of drug product incorporating such drug substance, to satisfy our anticipated specifications and quality requirements, or such quantities can be obtained at pricing necessary to sustain acceptable pharmaceutical margins for any of our product candidates, if approved. Our dependence on a single supplier for our drug substance and the challenges we may face in obtaining adequate supply of drug substance involves several risks, including limited control over pricing, availability, quality and delivery schedules, and such risks may be heightened as a result of the COVID-19 pandemic. Any supply interruption in drug substance or drug product could materially harm our ability to complete our development program for such indications, until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our past and any future clinical trials, patients, healthcare providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
▪ withdrawal of clinical trial participants;
▪ termination of clinical trial sites or entire trial programs;
▪ costs of related litigation;

▪ substantial monetary awards to patients or other claimants;
▪ decreased demand for our product candidates and loss of revenues;
▪ impairment of our business reputation;
▪ diversion of management and scientific resources from our business operations; and
▪ the inability to commercialize our product candidates.

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

We do not carry insurance for all categories of risk our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers' compensation, products liability, malicious invasion of our electronic systems, and clinical trials (U.S. and foreign), and directors' and officers', employment practices and fiduciary liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

Under the terms of the government grant funding we have received, the government may compel us to license to a third party, or suspend, terminate or withhold grant funding.

A significant amount of our discovery and initial clinical research we have conducted has been funded principally by United States government grants and contracts. As with all other pharmaceutical research programs supported in part by federal research dollars, conducting research under federal grants required us to grant the U.S. government a nonexclusive, nontransferable, irrevocable, paid-up license for the government to practice or have the invention practiced on its behalf throughout the world. Under certain circumstances, the government can require the grantee to license a third party, or the government may take title and grant a license itself, known as march-in rights, which may occur if the invention is not brought to practical use within a reasonable time, if health or safety issues arise, if public use of the invention is in jeopardy, or if other legal requirements are not satisfied. Although, to our knowledge, the U.S. government has never forced a grantee to license a third party or taken title and granted a license itself, these march-in rights are available to the government, and we cannot assure you the government will not exercise such rights in the future.
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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation's ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have not performed an analysis to assess whether an ownership change has occurred. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Under the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), the amount of post-2017 NOLs that are permitted to deduct from U.S. federal income taxes for tax years beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA, as modified by the CARES Act, generally eliminates the ability to carry back any NOLs to prior taxable years for tax years beginning after December 31, 2020, while allowing post-2017 unused NOLs to be carried forward indefinitely without expiration. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Our success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, and their methods of manufacture and use. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents and/or trade secrets that cover these activities. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be issued in relevant jurisdictions from our present or future patent filings, or those we license from third parties, and further cannot predict the extent to which we will be able to enforce such issued claims in jurisdictions important to our business. If any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs, divert our efforts and attention from other aspects of our business, and put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.

Risks Relating to Our Common Stock

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this "Risk Factors" section of this report and others such as the outcome of our 2022 Strategic Realignment process and the extent to which we resume clinical trials of our product candidates.

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
As previously reported, in connection with the preparation of our consolidated financial statements, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility a material misstatement of our financial statements will not be prevented or detected on a timely basis.
Although we have remediated the material weaknesses, there is no guarantee that we will not identify or experience additional material weaknesses. If this were to occur, our ability to accurately and timely report our financial results could be adversely affected, and investor confidence in our financial reporting could be undermined, which could adversely affect our stock price.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:
▪ a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
▪ no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
▪ the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
▪ the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
▪ the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
▪ the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
▪ a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
▪ the requirement that a special meeting of stockholders may be called only by our chief executive officer or president or chairperson of the board of directors or by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
▪ advance notice procedures stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws also provide the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including most recently as a result of the COVID-19 pandemic and the Russian invasion of Ukraine. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy, and our ability to successfully complete our 2022 Strategic Realignment process, may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, clinical trial data and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, "hacktivists," patient groups, disgruntled current or former employees, nation-state and nation-state supported actors and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures to protect our systems, proprietary information and sensitive data, including the personal information of clinical trial participants against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever changing information cyber-threat landscape, we cannot guarantee these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Any security breach or other incident, whether real or perceived, would cause us to lose product sales, if any, and suffer reputational damage and loss of customer confidence. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information. If a security breach, cyber-attack, or other disruption is the result of state-sponsored activities, it may be considered an "act-of-war", potentially making us ineligible for reimbursement under our insurance policies covering such attacks. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses of $10.0 million. As of September 30, 2022, we have used approximately $84.0 million of the aggregate net proceeds from our IPO.
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
Recent Sales of Unregistered Securities
There were no unregistered securities sold in three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	2/09/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/09/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/01/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
10.1	At-the-Market Equity Offering Sales Agreement, dated May 16, 2022, among the registrant, Stifel, Nicolaus & Company, Incorporated, and Virtu Americas LLC	S-3	5/16/2022	1.2
10.2	Separation Agreement, dated August 15, 2022, by and between Angion Biomedica Corp. and John F. Neylan				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
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

ANGION BIOMEDICA CORP.

		By:	/s/ JAY R. VENKATESAN, M.D.
Date:	November 14, 2022		Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director (Principal Executive Officer)

ANGION BIOMEDICA CORP.

		By:	/s/ GREGORY S. CURHAN
Date:	November 14, 2022		Gregory S. Curhan Chief Financial Officer (Principal Financial and Accounting Officer)