Form 10-K
period 2022-12-31
Angion Biomedica Corp.
filed 2023-03-17
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-04321
ANGION BIOMEDICA CORP
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7-57 Wells Avenue, Newton, Massachusetts	02459
(Address of Principal Executive Offices)	(Zip Code)
(415) 655-4899
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	ANGN	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the Nasdaq Global Select Market on such date, was approximately $34.3 million. Shares of common stock held by each executive officer and director and by each entity affiliated with an executive officer or and director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the issuer’s common stock outstanding as of March 15, 2023, was 30,114,190.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” “until” and similar expressions or variations. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our expectations regarding the announced reverse merger transaction with Elicio Therapeutics, Inc.
•the potential benefits, activity, effectiveness and safety of our product candidates;
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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I
Item 1. Business
Overview
We had been a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases, prior to our 2022 Strategic Realignment. Our goal was to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have known limitations. Our product candidates and programs included ANG-3070, a highly selective oral tyrosine kinase receptor inhibitor (TKI) in development as a treatment for fibrotic diseases, a ROCK2 preclinical program targeted towards the treatment of fibrotic diseases, a CYP11B2 preclinical program targeted towards diseases related to aldosterone synthase dysregulation, and a CYP26 (retinoic acid metabolism) inhibitor program targeted towards a number of indications, including cancer, and ANG-3777, a hepatocyte growth factor (HGF) mimetic. If we do not complete the merger transaction with Elicio Therapeutices, Inc. (Elicio) , we expect to move forward with developing ANG-3070 and conducting further preclinical studies for our ROCK2 program.
On January 17, 2023, we entered into a definitive merger agreement with Elicio under which Elicio will merge with a wholly-owned subsidiary of Angion in an all-stock transaction (the “Merger”). Upon completion of the Merger, the combined company will focus on advancing Elicio’s proprietary lymph node AMP technology to develop immunotherapies, with a focus on ELI-002, a therapeutic cancer vaccine targeting mKRAS-driven tumors.
Our 2022 Strategic Realignment was announced following our June 2022 termination of our Phase 2 “JUNIPER” dose-finding trial for ANG-3070 in patients with primary proteinuric kidney diseases, specifically focal segmental glomerulorsclerosis (FSGS) and immunoglobulin A nephropathy (IgAN). The JUNIPER trial was terminated in the interests of patient safety based upon a reassessment of the risk/benefit profile of ANG-3070 in patients with established serious kidney disease. We completed the data collection work necessary related to the JUNIPER trial to ascertain whether the drug had any effect, positive or negative, in patients with fibrotic kidney diseases and determined there was no economically-viable path forward for ANG-3070 in primary proteinuric kidney diseases.
ANG-3070
Prior to the termination of the Phase 2 study, we had been focused on developing ANG-3070 in for fibrotic diseases in the kidney and lung. We continue to believe that, notwithstanding the termination of the ANG-3070 program in kidney indication, ANG-3070 could be a viable development candidate in lung indications such as idiopathic pulmonary fibrosis (IPF).
Pulmonary fibrosis is characterized by progressive scarring (fibrosis) of the lungs, which leads to their deterioration and destruction. Over time, patients’ lung scarring progresses and breathing becomes difficult, often resulting in the lungs failing to take in enough oxygen to meet the body’s needs.
IPF is an aggressive form of pulmonary fibrosis with a median survival of two to three years from diagnosis. The course of the disease is highly variable. Certain patients become seriously ill within a few months, while others may survive for five years or longer. Most deaths in IPF occur from progression of pulmonary fibrosis leading to respiratory failure. According to the National Institutes of Health (NIH), approximately 140,000 people in the United States have IPF, and approximately 30,000 to 40,000 new cases are diagnosed each year, usually affecting people between the ages of 50 to 70. EU incidence rates are estimated to be similar. Over half are undiagnosed in the mild category alone, while more could be underdiagnosed. The disease is of unknown cause and represents an important area of unmet medical need.
There are currently two approved therapies for IPF, pirfenidone (Esbriet®, sold by Roche/Genentech) and the kinase inhibitor nintedanib (OFEV®, sold by Boehringer-Ingelheim). Nintedanib is also approved for SSc-ILD patients. Both drugs have known tolerability challenges for patients. Diarrhea and nausea are very common side effects, with 62% of patients taking nintedanib reporting diarrhea and 29% reporting nausea according to its drug label. Similarly, diarrhea was reported by 26% and nausea by 36% of patients taking pirfenidone according to its label. Patient convenience is also a recognized challenge, with nintedanib required to be dosed twice per day with food and pirfenidone three times per day with food after a three-step titration over the first two weeks. Patient drop-out rates for both drugs are substantial, with 43.8% of patients on nintedanib and 51.5% of patients on pirfenidone dropping out after 12 months. Neither therapy demonstrated an impact on patient survival in the clinical trials forming the basis for their approval. Due to the recognized limitations of these approved medicines, under 30% of U.S. patients diagnosed with IPF, despite it being a life-threatening disease, are prescribed nintedanib or pirfenidone.
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
The next steps for the ANG-3070 program would be additional preclinical and/or clinical work to confirm target engagement and dose levels in patients with IPF. In anticipation of the announced Merger, however, we have suspended the advancement of ANG-3070 in preclinical or clinical studies. Absent completion of the transaction with Elicio, we could move forward with this program. We hold global rights to the ANG-3070 program.
ANG-3777
In 2022, we completed preclinical work and the process of closing out analyses of data from the 2021 clinical trial readouts of ANG-3777, that was formerly our lead product candidate until December 2021. We have shared these data with our license partner Vifor International, Ltd, (Vifor Pharma) and conversations continue on next steps for the program, if any. We do not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study for the prevention of AKI in patients undergoing cardiac surgery involving cardiopulmonary bypass (CSA-AKI) and a Phase 4 confirmatory study in donor kidney transplant patients who were at risk for developing delayed graft function (DGF), given we do not believe the earlier Phase 2 and Phase 3 clinical trial results in the respective indications support regulatory approval.
ROCK2, CYP11B2 and CYP26
During 2022, we also conducted activities in our ROCK2, CYP11B2 and CYP26 preclinical programs.
ROCK2
Our ROCK2 program includes a number of highly selective, oral small molecule inhibitors of ROCK2 developed internally as a potential treatment for fibrotic and other diseases. Over the past year, we conducted additional chemistry work resulting in additional libraries of ROCK(Rho-associated coiled-coil forming protein kinase)-targeting compounds with differing ratios of ROCK2 and ROCK1 selectivity ranging from 300-fold to 1,600-fold selectivity for ROCK2 versus ROCK1 with promising bioavailability.
ROCK signal transduction pathways are implicated in the development of fibrosis. Inhibition of ROCK isoforms ROCK1 and ROCK2 have shown promise in fibrosis and cardiovascular remodeling diseases. However, ROCK1 inhibition has been associated with hypotension (low blood pressure) and enhanced vascular permeability.
Recent scientific work using specific genetic or pharmacological reduction of ROCK2 indicates ROCK2 inhibition by itself can result in anti-fibrotic activity without causing hypotension. These findings informed our strategy to develop a ROCK2-specific inhibitor, with the goal of minimizing ROCK1 inhibition, as a potential treatment for fibrosis and other diseases. We believe this approach could translate into product candidates with enhanced tolerability potentially supporting long-term systemic use.
Multiple dual ROCK1/2 inhibitors have received regulatory approval, including ripasudil (Glanatec®), which is approved in Japan for treating glaucoma and ocular hypertension, fasudil (ErilTM), which is approved in Japan and China for treating cerebral vasospasm in hemorrhagic stroke, and netarsudil (Rhopressa®), which is approved in the United States for the treatment of glaucoma. The ROCK2-selective inhibitor belumosudil has been approved by the United States Food and Drug Administration (FDA) for the treatment of chronic graft-versus-host disease.
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
We hold global rights to our ROCK2 inhibitor program. Currently, we are completing certain discovery and preclinical activities in our ROCK2 program, and absent completion of the announced Merger, we could move forward with this program, which is also currently available for out-licensing. Given the early stage of the program, prior to a lead candidate being selected, investors should not expect any significant funds would be generated from a transaction, or even such a transaction occurring.
CYP11B2
We created a selection of inhibitor molecules with high specificity to CYP11B2 (aldosterone synthase) relative to CYP11B1, which we were investigating for the purpose of targeting aldosterone-related diseases including resistant hypertension, congestive heart failure, renal fibrosis, and primary hyperaldosteronism.
Aldosterone is a hormone produced in the adrenal glands which helps control the body's blood pressure by causing the kidneys to retain salt and excrete potassium, thereby increasing water retention, blood volume and blood pressure. CYP11B2 is a member of the broad cytochrome P450 family and is responsible for the biosynthesis of aldosterone. There are a number of diseases associated with dysregulated aldosterone, including primary hyperaldosteronism (Conn's Syndrome), refractory hypertension, congestive heart failure and kidney fibrosis. As a result, we believe inhibition of CYP11B2 could potentially be used in aldosterone-related diseases. We have determined not to proceed with this program.
CYP26
We also worked on a CYP26 (retinoic acid metabolism) inhibitor program targeted towards a number of indications, including cancer. The CYP26 program focuses on selective and potent inhibitors of CYP26, which is responsible for the degradation of retinoic acid. Retinoic acid, primarily in the form of ATRA (all-trans retinoic acid) has been used both topically and systemically to treat conditions including acne, acyte promyelocytic leukemia, and photoaging. In a variety of animal models, we demonstrated CYP26 inhibition can increase retinoic acid levels in target tissue while reducing systemic exposure of retinoic acid. We hold global rights to our CYP26 inhibitor program. We have determined not to proceed with this program, other than under our exclusive license agreement with Ohr Cosmetics LLC.
Manufacturing
We have relied on third-party contract manufacturing organizations to manufacture and supply product candidates for our clinical trials. Currently, we have agreements with a single third-party contract manufacturer to supply the drug substance for ANG-3070 and with a single third-party contract manufacturer to manufacture all clinical trial supplies of ANG-3070. Currently, we believe we have sufficient inventory of ANG 3070 to meet the immediate requirements of potential future clinical trials, which may be conducted absent the completion of the announced Merger.
Competition
The biotechnology and pharmaceutical industries are characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We believe the key competitive factors affecting the development and commercial success of our product candidates will be whether or not such product candidates are deemed to be safe and effective by relevant regulatory authorities, as well as their tolerability profile, reliability, convenience of dosing, price, and reimbursement. Absent the completion of the announced Merger, we could face significant competition in our ANG-3070 program for IPF from both approved therapies such as pirfenidone (Esbriet®, sold by Roche/Genentech) for IPF and nintedanib (OFEV®, sold by Boehringer Ingleheim) and from product candidates in development for IPF, such as PLN-74809 from Pliant Therapeutics for IPF, BI 1015550 from Boehringer Ingelheim, pamrevlumab from FibroGen, and other companies. We would also face competition for our ROCK2 program from Kadmon Holdings, Inc.'s belumosudil (KD025) and RXC007/RXC008 from Redx Pharma as well as other companies developing ROCK inhibitors.
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
In the United States and worldwide, issued patents have a presumptive term, assuming all maintenance fees are paid, of twenty years from their earliest non-provisional filing date. Certain jurisdictions offer opportunities to extend this term. For example, the U.S. Patent and Trademark Office (USPTO) may add term to a patent (referred to as Patent Term Adjustment) if delays by the USPTO of certain activities exceed prespecified durations, from which delays by the Applicant are subtracted. Additionally, many jurisdictions, including the United States and Europe, provide opportunities for extending the term of patents relating to approved pharmaceutical products or their approved uses. In the United States, a single patent can be extended per approved product, for a period (referred to as Patent Term Extension) of up to five years, depending on the dates of patent issuance relative to submission of an application for premarketing approval (i.e., of a NDA or a BLA) under provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar restoration of term is available in Europe under so-called Supplementary Protection Certificate rights, and extensions under similar policies may be available in other countries.
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

Our ANG-3070 Tyrosine Kinase Inhibitor Program
As of March 17, 2023, compound, pharmaceutical composition and methods of use claims to our kinase inhibitors are covered in patents issued in the United States. We also owned issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, India, and Japan. The European patent was validated in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Luxembourg, Monaco, Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey, and the United Kingdom. A continuation application is pending in the United States. These patents, and patents that may issue from the pending applications, provide patent protection until 2033, assuming payment of all appropriate annuities and/or maintenance fees.
As of March 17, 2023, we had filed applications directed to the use of ANG-3070 in the treatment of irritable bowel disease (IBD) in Australia, Canada, China, Europe, Israel, Japan, and the United States. Patents issuing from corresponding national applications will expire in 2040.
As of March 17, 2023, we had filed applications in the United States and Europe relating to solid forms of ANG-3070. Patents issuing from corresponding national applications will expire in 2041.
As of March 17, 2023, we had filed a PCT patent application relating to gene expression levels associated with treatment comprising ANG-3070. Patents issuing from corresponding national applications, if granted, will expire in 2042.
Under the Hatch-Waxman Act, a single patent term restoration of up to five years in the United States may be available. We also may be eligible for similar restoration of term in Europe under supplementary protection certificate rights, and similar extensions in certain other countries.
ROCK2 Inhibitor Program
As of March 17, 2023, the patent portfolio for the ROCK2 inhibitor program consists of three composition of matter patents. The first family includes granted patents in the United States and India, and pending applications in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, and Japan, each of which would have presumed twenty-year terms expiring in 2038. A second family includes pending applications in the United States, Australia, Canada, China, Europe, Israel, India, and Japan, each of which would have presumed twenty-year terms expiring in 2040. A third family includes or will include pending applications in the United States, Canada, China, Europe, Israel, and Japan, each of which would have presumed twenty-year terms expiring in 2041.
CYP11B2 Inhibitor Program
As of March 17, 2023, the patent portfolio for the CYP11B2 inhibitor program includes pending applications in the United States, Europe and Israel, each of which would have presumed twenty-year terms expiring in 2038. As of March 15, 2023, we owned issued patents in the United States that claim, among other things, ANG-3598 composition of matter, pharmaceutical compositions comprising ANG-3598, and methods of treating renal fibrosis. We also owned issued patents in Australia, China, Israel, India and Japan. Each of the patents expire in 2035.
ANG-3777
The patent portfolio for ANG-3777 includes patents and patent applications that describe and/or specifically claim pharmaceutical compositions whose active agent is ANG-3777 and uses thereof, as well as compounds structurally related to ANG-3777, pharmaceutical compositions and uses thereof. As of March 15, 2023, we owned issued patents in the United States that claim, among other things, pharmaceutical compositions comprising ANG-3777. We also owned issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan. Granted European patents have been validated in the following European countries: Denmark, France, Germany, Hungary, Ireland, Italy, Luxembourg, Monaco, Netherlands, Sweden, Switzerland/Liechtenstein, and the United Kingdom. These patents should remain in force, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, in the United States until 2024, and in other jurisdictions until mid-2023.
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

We have issued claims in the United States to solid forms of ANG-3777 which expires in 2040, and pending applications in Australia, Brazil, Canada, China, Israel, Japan, Korea, Mexico, New Zealand, Singapore, and the United States. Patents issuing from these applications will expire in 2040.
As of March 17, 2023, we have filed applications in the United States and Europe directed to the use of ANG-3777 in the treatment of delayed graft function. Patents issuing from these applications will expire in 2040.
As of March 17, 2023, we have filed a PCT application directed to methods of manufacturing ANG-3777 drug product. The presumptive twenty-year expiration of any national applications arising therefrom is 2041.
As of March 17, 2023, we have filed a PCT application directed to methods of administering ANG-3777. The presumptive twenty-year expiration of any national applications arising therefrom is 2042.
As of March 17, 2023, we have filed a PCT application directed to ANG-3777 prodrugs. The presumptive twenty-year expiration of any national applications arising therefrom is 2042.
Under the Hatch-Waxman Act, a single patent term restoration of up to five years in the United States may be available. We also may be eligible for similar restoration of term in Europe under supplementary protection, certificate rights, and similar extensions in certain other countries.
Licenses and Collaborations
License Agreement with Vifor Pharma
In November 2020, we granted Vifor Pharma, an exclusive, global (excluding Greater China), royalty-bearing license (the Vifor License), for the commercialization of ANG-3777 in all Renal Indications, beginning with DGF and CSA-AKI. The Vifor License also grants Vifor Pharma exclusive rights, with a right to sublicense subject to our consent for certain specified conditions, to develop and manufacture ANG-3777 for commercialization in Renal Indications worldwide (excluding Greater China) in cooperation with us or independently. We retain the right to develop and commercialize combination therapy products combining ANG-3777 with our other proprietary molecules, subject to Vifor Pharma's right of first negotiation with respect to global (excluding Greater China) rights to such combination therapy products in the Renal Indications. Although the Vifor License includes additional milestone and royalty objectives, we do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue the clinical development plan for ANG-3777, which had included a Phase 3 study for CSA-AKI and a phase 4 confirmatory study in DGF. We and Vifor continue to discuss the analyses of the results of the clinical trials announced in the fourth quarter of 2021 and the future of the collaboration.
Collaboration with the University of Michigan
In 2019, we entered into a subcontractor agreement with The Regents of the University of Michigan (UM), under which we provided funding for identification of ANG-3070-responsive disease marker profiles in rodent models, and their intersection with existing data on patients with various forms of nephrotic kidney disease, to identify potential ANG-3070-responsive patient subsets. Under this agreement we obtained access to the Nephrotic Syndrome Study Network (NEPTUNE), an integrated group of academic centers, patient support organizations and clinical resources dedicated to advancing the treatment of kidney disorders. The goal of work under this agreement, which we support through a grant from the U.S. Department of Defense, is to identify human disease and drug response profiles based upon the genes, networks and pathways that correlate with the therapeutic activity of ANG-3070 in primary FSGS and other fibrotic renal diseases. We are obligated to provide to UM up to a total of $520,000 over the course of the project. We have an option to license and commercialize intellectual property generated during the term of the agreement that is solely owned by UM under commercially reasonable terms. On March 21, 2022, we provided written notice to UM of our intention to terminate the subcontractor agreement as we believe the work under the related U.S. Department of Defense grant to be complete.

Collaboration with Ohr Cosmetics LLC

In November 2013, we granted Ohr an exclusive worldwide license, with the right to sublicense, under our patent rights covering one of our CYP26 inhibitors, for the use in treating conditions of the skin or hair. Sublicensees may not grant further sublicenses under our patent rights other than to affiliates of such sublicensees and entities with which sublicensees are collaborating for the research, development, manufacture and commercialization of the products. Ohr will pay us a royalty at a rate in the low single digits on gross revenue of products incorporating ANG‑3522, and milestone payments potentially totaling up to $9.0 million based on achievement of sales milestones. Royalties and milestone payments will be paid until the later of 15 years from the first commercial sale of a licensed product or the last to expire licensed patent rights. The royalty rate is subject to adjustments under certain circumstances. The Ohr License represents a related-party transaction, as discussed in our financial statements included in Item 8 in this Annual Report on Form 10-K below, and we believe the Ohr License was made on terms no less favorable to us than those we could obtain from unaffiliated third parties. On February 5, 2023, we and Ohr executed the First Amendment to the Ohr license agreement. This amendment allows Ohr access to our CYP26 inhibitors beyond ANG-3522 for the use in treating conditions of the skin and hair, eliminates our obligation to prosecute or maintain the patents rights licensed to Ohr at its principal expense, and allows Ohr to prosecute and maintain such patent rights its sole own expense. No revenue from this license agreement was recognized during the year ended December 31, 2022 or 2021.
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
Human Capital Resources
As of December 31, 2022, we have three full-time employees and nine part-time consultants.
Corporate Information
We were incorporated in the State of Delaware on April 6, 1998. Our corporate headquarters are located at 7-57 Wells Avenue, Newton, Massachusetts 02459 and our telephone number is (415) 655-4899. Our website address is www.angion.com. The information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference into and does not constitute part of this filing.

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
Risks Relating to Our Merger with Elicio

If the conditions to the closing of our pending Merger with Elicio are not met, the Merger may not occur.

Even if our stockholders approve the Merger, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and we may lose some or all the intended benefits of the Merger.

Failure to complete the Merger may result in Angion paying a termination fee to Elicio and could harm our common stock price and future business and operations.

If the Merger is not completed:

•upon termination of the Merger Agreement, we may be required to pay Elicio a termination fee of $2.0 million or $1.0 million, under certain circumstances, and/or up to $500,000 in expense reimbursements;
•we will have incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed;
•the price of our common stock may decline and remain volatile; and
•we may be forced to cease its operations, dissolve and liquidate its assets.

In addition, if the Merger Agreement is terminated and our board of directors (Board or the Angion Board) determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger or any partner at all.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes.

In general, we or Elicio can refuse to complete the Merger if there is a material adverse change affecting the other party between January 17, 2023, the date of the Merger Agreement, and the closing of the Merger, subject to certain exceptions.

Purported lawsuits have been filed, and additional lawsuits may be filed, relating to the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being consummated.

Following announcement of the merger agreement with Elicio on January 17, 2023, and the filing of a Registration Statement on Form S-4 on February 13, 2023, a lawsuit was filed in the United States District Court for the Eastern District of New York on February 17, 2023 by a purported stockholder of Angion in connection with the proposed merger between Angion and Elicio. The lawsuit was captioned Klein v. Angion Biomedica Corp., et al., No. 1:23-cv-01313 (E.D.N.Y.). The Klein complaint named as defendants Angion, and the members of the Angion Board. The Klein complaint alleged claims for breaches of fiduciary duty against the members of the Angion Board, aiding and abetting breaches of fiduciary duty against Angion, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Angion Board. The plaintiff contended that the registration statement on Form S-4 filed on February 13, 2023 omitted or misrepresented material information regarding the proposed merger between Angion and Elicio, rendering the registration statement false and misleading. The Klein complaint sought injunctive and declaratory relief, as well as damages. On February 21, 2023, the plaintiff filed a notice of voluntary dismissal of the Klein lawsuit. Although the plaintiffs voluntarily dismissed this case, litigation of this type is prevalent in mergers involving public companies, and other potential plaintiffs may file lawsuits challenging the Merger.

The outcome of any additional future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the Merger and result in substantial costs to Angion, including any costs associated with the indemnification of directors and officers. One of the conditions to the completion of the Merger is the absence of any law or order from a governmental entity (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Angion’s business, financial condition, results of operations and cash flows.
During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede the our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets or other business combinations that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Angion and Elicio from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith, after consultation with its outside financial advisor and outside counsel, that an unsolicited competing proposal constitutes, or is reasonably likely to result in, a superior competing proposal and, after consultation with its outside counsel, that failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of the applicable board of directors. In addition, if Angion or Elicio terminate the Merger Agreement under specified circumstances, including terminating because of a decision of the Angion Board to recommend a superior competing proposal, Angion may be required to pay Elicio a termination fee of $2.0 million or $1.0 million or up to $0.5 million in expense reimbursements or Elicio may be required to pay Angion a termination fee of $1.0 million, or up to $0.5 million in expense reimbursements, as defined and described under “The Merger Agreement—Termination of the Merger Agreement and Termination Fee.” This termination fee may discourage third parties from submitting competing proposals to Angion or its stockholders and may cause the Angion Board to be less inclined to recommend a competing proposal.
Risks Relating to Our 2022 Strategic Realignment
Our recent organizational changes and cost cutting measures may not be successful.
In July 2022, we implemented a reduction-in-force affecting a majority of our workforce and a process to explore strategic options for enhancing and preserving shareholder value (2022 Strategic Realignment), which resulted in us entering into the Merger Agreement with Elicio. As of March 15, 2023, we have three employees. The reductions in workforce and cost cutting measures will make it difficult for us to resume development activities we suspended or pursue new initiatives if we do not successfully complete the Merger, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of substantially all of our personnel, including several of our executive officers, we may be unable to continue our operations and meet our ongoing obligations if we do not successfully complete the Merger. Any of these unintended consequences may have a material adverse impact on our business, financial condition, and results of operations.
We may not be able to comply with Nasdaq’s continued listing standards.
Our common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “ANGN.” There is also no guarantee we will be able to perpetually satisfy Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Among the conditions required for continued listing on Nasdaq, we are required to maintain a stock price over $1.00 per share pursuant to Rule 5550(a)(2) of the Nasdaq Listing Rules. On December 15, 2022, we received a letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rule 5450(a)(1). If our common stock does not achieve compliance by June 13, 2023, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit Angion to appeal any delisting determination.
In addition, even if we demonstrate compliance with the requirement above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, which we may not be able to continue to meet. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, stockholders may have a difficult time obtaining a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult, and the trading volume and liquidity of our common stock could decline.

Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital.
Risks Relating to Our Financial Position and Need for Additional Capital

We have temporarily suspended our clinical programs and we have no products approved for sale, which makes it difficult to assess our future viability.

We are a biopharmaceutical company that has suspended our clinical programs, has only a small number of pre-clinical programs, and has no products approved for sale. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet submitted any product candidates for approval or received approval of any product candidate by regulatory authorities in any jurisdiction, including the FDA. We do not expect to generate revenue from product sales unless we, or we or our collaborators, resume clinical development of our product candidates and obtain approval and commercialize our product candidates, which we do not expect to occur for several years, if ever. We expect to continue to incur net losses for the foreseeable future to the extent we advance our product candidates through preclinical and clinical and development, and as we continue to incur expenses to protect our intellectual property, maintain our general and administrative support functions, and incur costs associated with operating as a public company. If we are unable to enroll clinical trials for any of our product candidates, or we fail in clinical trials or do not gain regulatory approval, we may never generate revenue or become profitable.

To achieve our goals we will require substantial additional funding, which capital may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations

We have invested and, to the extent we resume clinical development and clinical trials of our product candidates following our 2022 Strategic Realignment process, will continue to invest a significant portion of our efforts and financial resources in research and development activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development, including additional clinical trials, and seek regulatory approval to bring our product candidates to market. Regulatory authorities in the United States and elsewhere could also require us to perform additional preclinical studies or clinical trials to receive or maintain regulatory approval of our product candidates, and our expenses would further increase beyond what we currently expect. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development of our product candidates as well as the costs of commercializing any of our wholly-owned product candidates and those for which we retain the right to commercialize.

In addition, whether or not we resume clinical trials of our product candidates, we will continue to incur costs:
▪to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, and
▪the costs associated with being a public company, including our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we hold substantially all of our cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, (FDIC), as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those funds in excess of the standard FDIC insurance limits, under a systemic risk exception. As of March 13, 2023, we had access to our cash and cash equivalents at SVB; however, there is uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business operations as well as our ability to complete the merger transaction with Elicio if our ability to access funds at SVB is compromised.

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
The global pandemic of COVID-19 continues to evolve. The extent to which COVID-19 may impact our business and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease and its variants, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Product development and regulatory approval involve a lengthy and expensive process with uncertain outcomes. We cannot be certain ANG-3070 or any of our other product candidates will receive or maintain regulatory approval and, without regulatory approval, we and our collaborators will not be able to market our product candidates.
We currently have suspended our clinical programs, only have a small number of pre-clinical programs, and have no products approved for sale, and even if we resume clinical trials we cannot guarantee we will ever have approved products we or our collaborators can market and sell. The development of a product candidate and issues relating to approval and marketing are subject to extensive regulation by regulatory authorities, including the FDA in the United States and other regulatory authorities in other foreign countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States or elsewhere until we receive regulatory approval and/or marketing authorization, such as approval of an NDA from the FDA. We have not submitted any marketing applications for any of our product candidates.
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

Delays or difficulties in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
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
Clinical failure can occur at any stage of our clinical development. For example, in the fourth quarter of 2021, we disclosed the results of the ANG-3777 Phase 3 clinical trial for DGF and AKI associated with cardiac surgery involving CSA-AKI, neither of which met their primary endpoints despite the existence of encouraging pre-clinical and clinical data for ANG-3777 established prior to initiating such studies. Clinical trials may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to various interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 3 registration trials, even after seeing promising results in earlier pre-clinical studies.
In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials as we have never previously completed a Phase 3 registration trial with results sufficient to obtain regulatory approval or submitted an NDA to the FDA or a marketing application to any foreign regulatory authority, and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal it is not practical or feasible to continue development efforts, as has occurred with the clinical development of ANGN-3070.
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

Risks Relating to Our Business

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed above.

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

We have in the past and continue to be party to certain transactions with certain entities affiliated with Dr. Goldberg, director and Chairman Emeritus on our Board, as well as certain of his immediate family members. For instance, in November 2013, we granted Ohr Cosmetics, LLC (Ohr), an affiliated company, an exclusive worldwide license, with the right to sublicense, under our patent rights covering one of our CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. We own, and the family of Dr. Goldberg, owns approximately 2.4% and 78.7%, respectively, of the membership interests in Ohr. Dr. Goldberg's son is the manager of Ohr. In addition, Dr. Venkatesan, our President and Chief Executive Officer and director, and Mr. Ganzi, our lead independent director, each own approximately 1.6% of the membership interests in Ohr.

In addition, prior to March 2023, we rented office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease scheduled to expire on June 20, 2026. The space we rented was part of an approximately 110,000-square-foot general laboratory and development facility (the “Property”) for biological and chemistry research owned by NovaPark. In March 2023, we entered into a Surrender Agreement with NovaPark which terminated the Uniondale, New York lease for a termination fee of $3.03 million and entered into a Membership Interest Redemption Agreement with NovaPark to relinquish our 10% membership interest in NovaPark. Prior to entering into the Membership Interest Redemption Agreement, we owned, and Dr. Goldberg, and Rina Kurz, Dr. Goldberg's spouse, owned 10%, 45% and 45%, respectively, of the membership interests in NovaPark.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
• the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
• a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
• the requirement that a special meeting of stockholders may be called only by our chief executive officer or president or chairperson of the board of directors or by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of our capital stock unless the holder has held the stock for three years or, among other exceptions, our Board has approved the transaction.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Prior to March 2023, our corporate headquarters were located in Uniondale, New York. In March 2023, we surrendered our lease of that property and moved our headquarters to Newton, Massachusetts, where we currently lease 6,157 square feet of clinical development and operations space under a lease that expires June 2024. See Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Item 3. Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. In addition, following announcement of the merger agreement with Elicio on January 17, 2023, and the filing of a Registration Statement on Form S-4 on February 13, 2023, a lawsuit was filed in the United States District Court for the Eastern District of New York on February 17, 2023 by a purported stockholder of Angion in connection with the proposed merger between Angion and Elicio. The lawsuit was captioned Klein v. Angion Biomedica Corp., et al., No. 1:23-cv-01313 (E.D.N.Y.). The Klein complaint named as defendants Angion, and the members of the Angion Board. The Klein complaint alleged claims for breaches of fiduciary duty against the members of the Angion Board, aiding and abetting breaches of fiduciary duty against Angion, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Angion Board. The plaintiff contended that the proposed merger between Angion and Elicio is unfair and undervalues Angion, and that the registration statement on Form S-4 filed on February 13, 2023 omitted or misrepresented material information regarding the proposed merger between Angion and Elicio, rendering the registration statement false and misleading. The Klein complaint sought injunctive and declaratory relief, as well as damages. On February 21, 2023, the plaintiff filed a notice of voluntary dismissal of the Klein lawsuit. Although the plaintiffs voluntarily dismissed this case, litigation of this type is prevalent in mergers involving public companies, and other potential plaintiffs may file lawsuits challenging the Merger.
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
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses of $10.0 million. As of December 31, 2022, we have used approximately 79% of the aggregate net proceeds from our IPO.

There has been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 5, 2021 pursuant to Rule 424(b)(4), except that given the clinical trial data on ANG-3777 reported in the fourth quarter of 2021, the termination of the JUNIPER trial and the suspension of certain of our clinical development activities as a result of our 2022 Strategic Realignment, we no longer intend to use the Use of Proceeds for the clinical development of ANG-3777 or ANG-3070, or any of our other product candidates if the Merger occurs.

Holders of Record

As of March 15, 2023, there were approximately 136 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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
Item 6. [Reserved]

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
Overview
Prior to our 2022 Strategic Realignment, we had been a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases. Our goal was to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have known limitations. Our product candidates and programs included ANG-3070, a TKI formerly in development as a treatment for fibrotic diseases; a ROCK2 preclinical program targeted towards the treatment of fibrotic diseases; a CYP11B2 preclinical program targeted towards diseases related to aldosterone synthase dysregulation; and a CYP26 (retinoic acid metabolism) inhibitor program targeted towards a number of indications, including cancer; and ANG-3777, a HGF mimetic.
Our 2022 Strategic Realignment was announced following our June 2022 termination of our Phase 2 “JUNIPER” dose-finding trial for ANG-3070 in patients with primary proteinuric kidney diseases, specifically FSGS and IgAN. The JUNIPER trial was terminated in the interests of patient safety based upon a reassessment of the risk/benefit profile of ANG-3070 in patients with established serious kidney disease. We completed the data collection work necessary related to the JUNIPER trial to ascertain whether the drug had any effect, positive or negative, in patients with fibrotic kidney diseases and determined there was no economically-viable path forward for ANG-3070 in primary proteinuric kidney diseases.
On January 17, 2023, we entered into and announced a definitive merger agreement with Elicio Therapeutics Inc. (Elicio) under which Elicio will merge with a wholly-owned subsidiary of Angion in an all-stock transaction (Merger). Upon completion of the Merger, the combined company will focus on advancing Elicio’s proprietary lymph node AMP technology to develop immunotherapies, with a focus on ELI-002, a therapeutic cancer vaccine targeting mKRAS-driven tumors.
We have currently suspended clinical development activities in anticipation of the announced Merger, and do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop, and we or our collaborators commercialize, our product candidates, which we do not expect to occur in the near future, if ever. Our net losses were $38.8 million and $54.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $253.9 million. We expect to continue to incur net losses for the foreseeable future.
In addition, if we resume clinical development of our product candidates absent the completion of the announced Merger and if we seek regulatory approval for any of our product candidates or those for which we retain the right to commercialize in the future, we would need to incur additional expenses as we develop and expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, and incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we obtain marketing approval for such product candidates.
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
Restructuring and Long-Lived Asset impairment

On January 4, 2022, we announced a reduction in force impacting less than half of our employees at that time. Our decision to engage in this reduction resulted from an assessment of our internal resource needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for DGF would likely not support a regulatory approval in that population and the Phase 2 study in CSA-AKI would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support our 2022 primary focus on the clinical development of our investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, which we completed in the first half of 2022, we incurred termination costs, which include severance, benefits and related costs, of approximately $3.2 million,of which $2.4 million were paid during the year ended December 31, 2022 and we expect to pay the remaining $0.8 million on or before September 2023.

On July 25, 2022, we announced an additional reduction in force of the majority of our 37 employees. This reduction in force, completed as of December 31, 2022, was a cash preservation measure and impacted employees across the organization. In connection with the reduction in force, we recorded a charge of approximately $3.0 million in the year ended December 31, 2022. We paid $2.2 million during the year ended December 31, 2022 and the remaining $0.8 million was paid in in the first quarter of 2023. These charges are primarily one-time termination benefits payable in cash.

The significant cut in the number of employees from the reduction in force announced on July 25, 2022 and the suspension of certain of our operations in deference to our 2022 Strategic Realignment impacted the use of our leased facilities. As of December 31, 2022, we were no longer conducting operations in our Newton, Massachusetts facility or our leased facility in Uniondale, New York, other than to store equipment. We determined that the right-of-use assets related to each facility were impaired. As a result, we recognized an impairment of $3.0 million related to the leases to write down the right-of-use assets to our fair value based on estimated future cash flows (see Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information).
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

Pursuant to the Vifor License and specifically based upon the clinical development plan for ANG-3777 set forth in the Vifor License, we are entitled to receive $80 million in upfront and near-term clinical milestone payments, including $30 million in up-front cash that was received in November 2020, and a $30 million equity investment, a $5 million convertible note that subsequently converted into common stock with the IPO and $25 million of which was received in the Concurrent Private Placement with our IPO. We are also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, we are responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI. For the years ended December 31, 2022 and 2021, we recognized license revenue related to the Vifor License of $2.3 million and $27.5 million, respectively. As of December 31, 2022, we had completed our performance obligations under the Vifor License agreement and recognized all remaining deferred revenue as of December 31, 2022.
On October 26, 2021, we announced that the Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data were not expected to be sufficient evidence to support an indication in the studied DGF population. On December 14, 2021, we announced that the Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. The Vifor License includes additional milestone and royalty objectives related to the clinical development plan for ANG-3777 which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF. We do not expect to receive any clinical, post-approval, or sales milestones, or royalties, as we do not intend to continue to pursue the current clinical development plan for ANG-3777. In 2022, we continue to discuss with Vifor Pharma the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and the future of our collaboration.
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

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments that support multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. However, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070 in 2022 and 2021. For the year ended December 31, 2022, our total research and development expense includes a reduction to stock-based compensation expense of $1.3 million due to the forfeiture of stock-based awards for employees terminated as a result of the 2022 Strategic Realignment. Of our total research and development expenses for the years ended December 31, 2022 and 2021, 79% and 62%, respectively, of such expenses were from external third-party sources and the remaining 21% and 38%, respectively, were from internal sources.
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
Restructuring and impairment expenses
Restructuring and impairment expenses include costs associated with the significant cut in the number of employees from the reductions in force announced in January and July 2022 and our suspension of certain of our operations in deference to our 2022 Strategic Realignment impacted the use of our leased facilities. These costs consist of termination benefits to our former employees and impairment of the right-of-use assets for our leased facilities. See Note 10 in our consolidated financial statements included in this Annual Report on Form 10-K for more information on the restructuring expenses and long-lived asset impairments.
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

Results of Operations
Comparison for the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Revenue:
Contract revenue	$2,301	$27,506	$(25,205)	(91.6)%
Grant revenue	—	806	(806)	(100.0)%
Total revenue	2,301	28,312	(26,011)	(91.9)%
Operating expenses:
Cost of grant revenue	—	433	(433)	(100.0)%
Research and development	18,100	48,698	(30,598)	(62.8)%
General and administrative	14,637	18,488	(3,851)	(20.8)%
Restructuring and impairment expenses	9,185	—	9,185	100.0%
Total operating expenses	41,922	67,619	(25,697)	(38.0)%
Loss from operations	(39,621)	(39,307)	(314)	0.8%
Other income (expense), net	814	(15,266)	16,080	(105.3)%
Net loss	$(38,807)	$(54,573)	$15,766	(28.9)%
_______________________

Contract Revenue
Contract revenue decreased by $25.2 million, for the year ended December 31, 2022 compared to the same period in 2021. Since we do not intend to continue the clinical development plan for ANG-3777 currently set forth under our Vifor License agreement, which had included a Phase 3 study in cardiac surgery involving CSA-AKI and a Phase 4 confirmatory study in DGF, we performed a reassessment of the performance period and estimated costs for the completion of the performance obligations. This accelerated the revenue recognition, in the year ended December 31, 2022, related to the upfront payment we received from Vifor Pharma when the license agreement with Vifor Pharma was entered into in 2020.
As of December 31, 2022, we have completed all our performance obligations under the Vifor License and recognized all remaining deferred revenue under the agreement.
Grant Revenue
Grant revenue decreased by $0.8 million, or 100%, for the year ended December 31, 2022 compared to the same period in 2021. The decrease is attributable to a decrease in reimbursable costs relating to our grant from the U.S. Department of Defense in the year ended December 31, 2022. We do not expect to receive any grant revenues for the foreseeable future.
Cost of Grant Revenue
Cost of grant revenue decreased by $0.4 million, or 100%, for the year ended December 31, 2022 compared to the same period in 2021. The decrease is primarily due to a decrease in personnel-related costs and expenses applied as we believe the work under U.S. Department of Defense grant had been completed in the year ended December 31, 2021.
Research and Development Expenses
Research and development expenses decreased by $30.6 million, or 62.8%, from the year ended December 31, 2022 compared to the year ended December 31, 2021. The net decrease in research and development expenses was primarily due to a $16.1 million reduction in clinical trial related expenses and R&D consulting and subcontractor expenses as a result of the completion of ANG-3777 trials, and a $14.8 million decrease in salary, bonus and stock-based compensation primarily due to lower headcount following the reductions in force announced in January and July 2022. These decreases were offset in part by a net increase of $0.3 million in other operating expenses.
General and Administrative Expenses
General and administrative expenses decreased by $3.9 million, or 20.8%, from the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to a net decrease of $5.0 million in salary, bonus and stock-based compensation due to the reductions in force announced in January and July 2022 as well as a decrease of $0.6 million in consultant expenses. These decreases were offset in part by a net increase of $1.7 million in professional services expense, including audit, tax, legal and insurance due to our 2022 Strategic Alignment.
Restructuring and Impairment Expenses
During the year ended December 31, 2022, we incurred restructuring and impairment expenses in the amount of $9.2 million. Included in restructuring expenses were $6.2 million one-time termination benefit charges incurred in connection with the reductions in force announced in January and July 2022 and noncash impairment charges of $3.0 million in connection with our long-lived assets primarily associated with our leased facility in Uniondale, New York (see Note 10 and Note 15 to the consolidated financial statements in this Annual Report on form 10-K for additional information). There were no restructuring and impairment expenses incurred during the year ended December 31, 2021.
Other Income (Expense), Net
Other income (expense) increased by $16.1 million for the year ending December 31, 2022 compared to the same period in 2021. The increase is primarily due to an increase in earned interest income of $0.5 million, a decrease of $14.1 million of loss from the first quarter of 2021 as a result of the increase in fair value related to our warrant liability, convertible notes, and Series C convertible preferred stock for which we elected the fair value option as most of these instruments were no longer outstanding after our IPO in February 2021. There was also a reduction of $2.1 million in interest expense, primarily related to interest associated with convertible notes and Series C convertible preferred stock in 2020 that were converted into equity upon our IPO in February 2021. The convertible notes and warrants both require re-measurement at each balance sheet date with gains and losses reported through our consolidated statement of operations. These increases were offset in part by a $0.9 million gain from the forgiveness of our PPP loan in the second quarter of 2021.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate that we will incur losses for the foreseeable future. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. In February 2021, we generated aggregate net proceeds of approximately $107.0 million from our IPO and Concurrent Private Placement, after deducting the underwriting discounts and commissions. As of December 31, 2022, we had $50.5 million of cash and cash equivalents and an accumulated deficit of $253.9 million, compared to $88.8 million of cash and cash equivalents and an accumulated deficit of $215.1 million as of December 31, 2021.

On March 10, 2023, Silicon Valley Bank (SVB), at which we maintain cash and cash equivalents in multiple accounts, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The failure of SVB exposed us to liquidity and credit risk prior to the completion of the FDIC resolution of SVB in a manner that fully protects all depositors. As a result, we do not anticipate any losses with respect to our funds that had been deposited with SVB.

Future Cash Needs and Funding Requirements

Based on our current operating plan, we believe our cash and cash equivalents are expected to be sufficient to fund planned operations for at least 12 months, well into 2024, following the issuance date of our consolidated financial statements. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
•our ability to complete the Merger or, if the Merger is not completed, identify and consummate another strategic transaction;
•the scope, progress, results and costs of researching and developing ANG-3070 or any other product candidates, and conducting preclinical studies and clinical trials;
•the outcome of ongoing and future clinical trials, including the Phase 2 clinical trial of ANG-3070 in patients with PPKD;
•whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
•the extent to which COVID-19 may impact our business, including our clinical trials and financial condition;
•the outcome, costs and timing of seeking and obtaining and maintaining FDA and any foreign regulatory approvals;
•the number and characteristics of product candidates we pursue, including product candidates in preclinical development;
•the ability of our product candidates to progress through clinical development successfully;
•our need to expand our research and development activities, including to conduct additional clinical trials;
•market acceptance of our product candidates, including physician adoption, market access, pricing and reimbursement;
•the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments potentially required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•our need and ability to hire additional personnel, including management, clinical development, medical and commercial personnel;
•the effect of competing technological, market developments and government policy;
•the costs associated with being a public company, including our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•the costs associated with securing and establishing commercialization and manufacturing capabilities, as well as those associated with packaging, warehousing and distribution;
•the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future and timing and amount of payments thereunder; and
•the timing, receipt and amount of sales and general commercial success of any future approved products, if any.

Until such time as we or our collaborators can generate significant revenue from sales of product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credit revenue or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021

Net cash provided by (used in)
Operating activities	$(38,390)	$(52,643)
Investing activities	—	(382)
Financing activities	(60)	107,171
Effect of foreign currency on cash	181	3
Net (decrease) increase in cash	$(38,269)	$54,149
Operating activities
For the year ended December 31, 2022, net cash used in operating activities was $38.4 million, which primarily consisted of a net loss of $38.8 million and a use of cash from the change in net operating assets and liabilities of $4.2 million, partially offset by net non-cash charges of $4.6 million. The change in net operating assets and liabilities of $4.2 million was the result of a decrease in deferred revenue of $2.3 million resulting from revenue recognized in the period, a decrease of $2.1 million in accounts payable due to the timing of vendor payments, a decrease of $0.6 million in accrued expenses due to timing of invoices, and a decrease of $0.9 million due to lease liabilities payments. These decreases in net cash used were offset in part by a decrease of $0.8 million in grants receivable from cash collected for the grant contract with the U.S. Department of Defense and a decrease of $0.8 million in prepaid expenses and other current assets due to suspended clinical development activities. The remaining net fluctuations of $0.1 million were individually insignificant. The $4.6 million of net non-cash charges primarily include an impairment of $3.0 million related to our long-lived assets primarily associated with our leased facility in Uniondale, New York, stock-based compensation of $0.9 million and amortization of operating lease right-of-use assets of $0.8 million. The remaining net non-cash charges fluctuations of $0.1 million were individually insignificant.
For the year ended December 31, 2021, net cash used in operating activities was $52.6 million, which primarily consisted of a net loss of $54.6 million and a change in net operating assets and liabilities of $26.0 million, partially offset by net non-cash charges of $27.8 million. The net non-cash charges were primarily related to a $14.0 million change in fair value of convertible notes, Series C convertible preferred stock and warrant liabilities, amortization of debt issuance costs of $1.9 million, and stock-based compensation expense of $12.0 million, partially offset by a gain of $0.9 million from the forgiveness of our PPP loan. The change in net operating assets and liabilities was due to a decrease of $27.5 million in deferred revenue due to substantial satisfaction of our performance obligation under the Vifor License Agreement, a decrease of $0.9 million in accounts payable and accrued expenses due to timing of invoices and an increase of $0.8 million in grants receivable due to the recognition of the qualified Australian tax credit, partially offset by a decrease of $4.0 million in prepaid expenses and other current assets, primarily due to the subsequent receipt of a $5.0 million convertible note receivable under Vifor License Agreement in 2021.
Investing activities
For the year ended December 31, 2022 no cash was provided or used in investing activities, and for the year ended December 31, 2021, net cash used in investing activities was $0.4 million, primarily used to purchase fixed assets for research activities.

Financing activities
For the year ended December 31, 2022 net cash used in financing activities was immaterial.
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
Material Cash Requirements
Our material cash requirements from known contractual obligations consisted primarily of our lease obligations. We continued to lease office and laboratory space in Uniondale, New York from NovaPark, a related party, under an agreement classified as an operating lease with monthly rent expense of approximately $0.1 million pursuant to our lease agreement that was scheduled to expire on June 20, 2026.
In March 2023, we entered into a Surrender Agreement with NovaPark LLC which terminated our Uniondale, New York lease for a termination fee of $3.03 million and entered into a Membership Interest Redemption Agreement with NovaPark to relinquish our 10% membership interest in NovaPark, accounted as Investment in Related Parties in our Consolidated Balance Sheets. The Surrender Agreement also provides that no other rent or charges will be due from us with respect to any period prior to or subsequent to the surrender of the property to NovaPark, thereby relieving us of lease payments equal to approximately $3.86 million, plus other amounts for facility fees and utilities with respect to the Property.
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
We enter into agreements under which we may obtain upfront payments, milestone payments, royalty payments and other fees. Promises under these arrangements may include licenses of intellectual property, research services, including selection campaign research services for certain replacement targets, the obligation to share information during the research and the participation of alliance managers and in joint research committees, joint patent committees and joint steering committees. We assess these promises within the context of the agreements to determine the performance obligations.
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
Using the cost-based input method, we recognize revenue based on actual costs incurred as a percentage of total estimated costs as we complete each performance obligation. As such, we use significant assumptions to determine the total estimated costs for us to complete the performance obligation identified under the Vifor License Agreement as well as the performance period. We reassess the total estimated costs and performance period at each reporting period. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
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
We have agreements with various Contract Research Organizations ("CROs") and third-party vendors. We estimate research and development accruals of amounts due to the CRO based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. We include the estimated costs of research and development provided, but not yet invoiced, in accrued liabilities on the consolidated balance sheet. We record payments made to CROs under this arrangement in advance of the performance of the related services as prepaid expenses and other current assets until the services are rendered. We make judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. For the years ended December 31, 2022 and 2021, we have not experienced any material differences between accrued costs and actual costs incurred.
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
See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.
Restructuring and Long-Lived Asset Impairment
Restructuring charges
We recognize restructuring charges related to reorganization plans that have been committed by management. In connection with these activities, we record restructuring charges at fair value for one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn.

For one-time employee terminations benefits, we recognize the liability in full on the communication date when future services are not required or amortize the liability ratably over the service period, if required. The fair value of termination benefits reflects our estimates of expected utilization of certain Company-funded post-employment benefits. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the severance expense that we recognized for employees terminated in connection with our reductions in force.

Long-Lived Asset impairment
Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the impairment charge we recorded in connection with the long-lived assets.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Angion Biomedica Corp, listed below are set forth in Item 8 of this Annual Report for the years ended December 31, 2022 and 2021:
ANGION BIOMEDICA CORP.

To the Board of Directors and Stockholders of
Angion Biomedica Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Angion Biomedica Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 17, 2023
We have served as the Company's auditor since 2018.

ANGION BIOMEDICA CORP.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$50,487	$88,756
Grants receivable	—	806
Prepaid expenses and other current assets	943	1,685
Total current assets	51,430	91,247
Property and equipment, net	273	451
Right of use assets	152	3,986
Investments in related parties	874	723
Other assets	61	106
Total assets	$52,790	$96,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,720	$4,710
Accrued expenses	2,569	3,219
Lease liability—current	994	894
Financing obligation—current	67	58
Deferred revenue—current	—	2,301
Warrant liability	19	114
Total current liabilities	6,369	11,296
Lease liability—noncurrent	2,481	3,475
Financing obligation—noncurrent	168	235
Total liabilities	9,018	15,006
Commitments and contingencies—Note 9
Stockholders' equity
Common stock, $0.01 par value per share; 300,000,000 authorized shares; 30,113,946 and 29,959,060 shares issued and outstanding as of December 31, 2022 and 2021, respectively	301	300
Additional paid-in capital	297,327	296,445
Accumulated other comprehensive income (loss)	86	(103)
Accumulated deficit	(253,942)	(215,135)
Total stockholders' equity	43,772	81,507
Total liabilities and stockholders' equity	$52,790	$96,513

The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Contract revenue	$2,301	$27,506
Grant revenue	—	806
Total revenue	2,301	28,312
Operating expenses:
Cost of grant revenue	—	433
Research and development	18,100	48,698
General and administrative	14,637	18,488
Restructuring and impairment expenses	9,185	—
Total operating expenses	41,922	67,619
Loss from operations	(39,621)	(39,307)
Other income (expense)
Change in fair value of warrant liability	95	(2,919)
Change in fair value of convertible notes	—	(7,469)
Change in fair value of Series C convertible preferred stock	—	(3,592)
Foreign exchange transaction loss	(237)	(245)
Gain upon debt extinguishment	—	905
Gain (loss) in equity method investment	151	(99)
Interest income (expense), net	805	(1,847)
Total other income (expense)	814	(15,266)
Net loss	(38,807)	(54,573)
Other comprehensive loss:
Foreign currency translation adjustment	189	230
Comprehensive loss	$(38,618)	$(54,343)
Net loss per common share, basic and diluted	$(1.29)	$(1.93)
Weighted average common shares outstanding, basic and diluted	30,040,703	28,244,825

The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,959,060	$300	—	$—	$296,445	$(103)	$(215,135)	$81,507
Issuance of common stock upon net settlement of restricted stock units and performance stock units	154,886	1	—	—	(3)	—	—	(2)
Stock-based compensation	—	—	—	—	885	—	—	885
Foreign currency translation adjustment	—	—	—	—	—	189	—	189
Net loss	—	—	—	—	—	—	(38,807)	(38,807)
Balance as of December 31, 2022	$30,113,946	301	—	$—	$297,327	$86	$(253,942)	$43,772

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

ANGION BIOMEDICA CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(38,807)	$(54,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178	91
Amortization of right of use assets	813	710
Amortization of debt issuance costs	—	1,884
PPP Loan forgiveness	—	(905)
Stock-based compensation	885	12,041
Change in fair value of convertible notes	—	7,469
Change in fair value of Series C convertible preferred stock	—	3,592
Change in fair value of warrant liability	(95)	2,919
Impairment of leased assets	3,021	—
Losses from equity investment	(151)	96
Distribution from equity investment	—	3
Changes in operating assets and liabilities:
Grants receivable	806	(806)
Prepaid expenses and other current assets	806	4,016
Other assets	45	(106)
Accounts payable	(2,050)	(866)
Accrued expenses	(646)	11
Lease liabilities	(894)	(713)
Deferred revenue	(2,301)	(27,506)
Net cash used in operating activities	(38,390)	(52,643)
Cash flows from investing activities
Purchase of fixed assets	—	(382)
Net cash used in investing activities	—	(382)
Cash flows from financing activities
Net proceeds from issuance of common stock upon IPO and Concurrent Private Placement, net of discount, commissions and offering costs	—	107,487
Proceeds from financing obligation	—	302
Proceeds from RSU settlement, net of payment of taxes	(2)	18
Payment of financing obligation	(58)	(9)
Fractional share payments related to the forward stock split	—	(10)
Taxes paid related to net share settlement upon vesting of restricted stock awards	—	(2,458)
Exercise of warrants	—	861
Exercise of stock options	—	980
Net cash (used in) provided by financing activities	(60)	107,171
Effect of foreign currency on cash	181	3
Net (decrease) increase in cash and cash equivalents	(38,269)	54,149
Cash and cash equivalents at the beginning of the period	88,756	34,607
Cash and cash equivalents at the end of the period	$50,487	$88,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$7
Supplemental disclosure of noncash investing and financing activities:
Retirement of treasury stock	$—	$4,210
Conversion of convertible notes into common stock prior to IPO	$—	$460
Conversion of convertible notes to common stock	$—	$58,639
Conversion of Series C preferred stock to common stock upon IPO	$—	$35,754
Net exercise of warrants upon IPO	$—	$13,509
Right of use assets exchanged for operating lease liabilities	$—	$624
Fixed assets purchased in accrued expenses or accounts payable	$—	$4
The accompanying notes are an integral part of these consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Angion Biomedica Corp. ("Angion" or the "Company") had been a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases, prior to its 2022 Strategic Realignment announced in July 2022 whereby the Company announced its process to explore strategic options for enhancing and preserving shareholder value (“2022 Strategic Realignment”). The Company was incorporated in Delaware in 1998.
On January 17, 2023, the Company entered into a definitive merger agreement with Elicio Therapeutices, Inc. (Elicio) under which Elicio will merge with a wholly-owned subsidiary of Angion in an all-stock transaction (the “Merger”). Upon completion of the Merger, the combined company will focus on advancing Elicio’s proprietary lymph node AMP technology to develop immunotherapies, with a focus on ELI-002, a therapeutic cancer vaccine targeting mKRAS-driven tumors.

Angion has suspended clinical development activities in anticipation of the announced Merger, and does not have any products approved for sale.
Forward Stock Split
On January 25, 2021, the board of directors of the Company (Board or the Angion Board) approved an amendment to the Company's certificate of incorporation to effect a forward stock split ("Forward Split") of shares of the Company's common stock on a one-for 1.55583 basis, which was effected on February 1, 2021. All references to common stock, convertible preferred stock, warrants to purchase common stock, stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), including restricted stock units with non-market performance and service conditions ("PSUs"), per share amounts and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the forward stock split for all periods presented. No fractional shares of the Company's common stock were issued in connection with the Forward Split. Any fractional share resulting from the Forward Split was rounded down to the nearest whole share, and any stockholder entitled to fractional shares as a result of the Forward Split will received a cash payment in lieu of receiving fractional shares.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and, if approved, commercialize its product candidates. As of December 31, 2022, the Company had $50.5 million in cash and cash equivalents and an accumulated deficit of $253.9 million.
The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these consolidated financial statements are issued and believes its existing cash and cash equivalents will be sufficient to meet the projected operating requirements for at least 12 months following the issuance date of its consolidated financial statements.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the useful lives of long-lived assets, fair value of the long-lived assets, the measurement of stock-based compensation, change in fair value of warrant liabilities prior to IPO, accruals for research and development activities, income taxes and revenue recognition. The Company bases its estimates on historical experience and on other relevant assumptions that are reasonable under the circumstances. Actual results could materially differ from those estimates.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company maintains its cash equivalents in securities and money market funds with original maturities less than three months. Substantially all of the Company's cash and cash equivalents are held at Silicon Valley Bank (SVB), and the amounts frequently exceed federally insured limits. On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that SVB had been closed by the California Department of Financial Protection and Innovation. The United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of SVB will have access to all of their money starting March 13, 2023, including funds exceeding federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents. If the Company is unable to access our cash and cash equivalents as needed, its financial position and ability to operate its business will be adversely affected.
Additionally, the Company established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
The Company has no financial instruments with off-balance sheet risk of loss.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash equivalents were held in institutions in the United States and included deposits in a money market fund which were unrestricted as to withdrawal or use.
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
Restructuring and Long-Lived Asset Impairment
Restructuring charges
The Company recognizes restructuring charges related to reorganization plans that have been committed by management. In connection with these activities, the company records restructuring charges at fair value for one-time employee termination benefits on the communication date from management to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortize the liability ratably over the service period, if required. The fair value of termination benefits reflects our estimates of expected utilization of certain Company-funded post-employment benefits. See Note 10 for additional information on the severance expenses recognized for employees terminated in connection with reductions in force.

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The impairment losses as of December 31, 2022 and 2021 were $3.0 million and zero, respectively. See Note 10 for additional information regarding the impairment charges the Company recorded in connection with the long-lived assets.
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
Investments in Related Party Entities
The Company holds a 10% and a 2.4% interest in two entities, NovaPark, LLC ("NovaPark") and Ohr Cosmetics, LLC ("Ohr"), respectively. There is common ownership between the Director and Chairman Emeritus of

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

the Company and each entity, and our Chief Executive Officer and the Company’s Lead Independent Director of the Board each own approximately 1.6% of the membership interests in Ohr. See Note 14. In accordance with ASC 323, Investments —Equity Method and Joint Ventures, the Company has significant influence but not control over NovaPark as its ownership in the limited liability company exceeds 3-5%. Accordingly, the Company records the NovaPark investment under the equity method of accounting. The Ohr investment is recorded at cost.
In March 2023, the Company entered into a Membership interest redemption Agreement with NovaPark which resulted in the relinquishment of its interest in NovaPark. See Note 15.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

rent, equipment, depreciation and utilities. Research and development cost maybe offset by research and development refundable tax rebates received by our wholly-owned Australian subsidiary.
The Company has agreements with various Contract Research Organizations ("CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the years ended December 31, 2022 and 2021, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, RSAs, RSUs, including "PSUs" to be recognized in the financial statements, based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The RSAs, RSUs and PSUs are valued based on the fair value of the Company's common stock on the date of grant. The assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. The Company records expense for stock-based compensation related to stock options, RSAs and RSUs over the requisite service period. As the PSUs have a performance condition, compensation expense is recognized for each vesting tranche over the respective requisite service period of each tranche if and when the Company's management deems probable that the performance conditions will be satisfied. The Company may recognize a cumulative true-up adjustment related to PSUs once a condition becomes probable of being satisfied if the related service period had commenced in a prior period. All share-based compensation costs are recorded in general and administrative or research and development expenses in the consolidated statements of operations based upon the respective employee’s or non-employee's role within the Company. Forfeitures are recorded as they occur.
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
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of convertible preferred stock, common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the years ended December 31, 2022 and 2021, basic and diluted net loss per common share are the same.

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
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires business entities to disclose, in notes to their financial statements, information about certain types of government assistance they receive. ASU 2021-10 also adds a new Topic 832, Government Assistance, to the FASB’s Codification. ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early application permitted. The Company adopted this standard as of January 1, 2021, which did not have material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. As an emerging growth company, ASU No. 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements and does not believe there will be an material impact on its consolidated financial statements and related disclosures.
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
For the years ended December 31, 2022 and 2021, the Company recognized grant revenue of zero and $0.8 million, respectively.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
On October 26, 2021, the Company announced that its Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data from the Phase 3 trial was not expected to provide sufficient evidence to support an indication in the studied DGF population. On December 9, 2021, the Company announced its Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint and the data from the Phase 2 trial was not expected to provide sufficient evidence to support a Phase 3 trial in the studied CSA-AKI population. Angion and Vifor continue to analyze data from the CSA-AKI trial. The Company does not intend to continue the clinical development plan for ANG-3777 set forth in the Vifor License, which had included a Phase 3 study in CSA-AKI and a Phase 4 confirmatory study in DGF. In 2022, the Company and Vifor Pharma continue to discuss the planned analyses of the results of the clinical trials announced in the fourth quarter of 2021 and to discuss the future of the collaboration .
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
Based on the ANG-3777 clinical trial data in the fourth quarter of 2021 and the Company’s decision to discontinue the current clinical development plan for ANG-3777 DGF as described above, the Company adjusted the transaction price to include $15.0 million in previously constrained variable consideration. The Company also reassessed the performance period as the Company is currently closing out the planned analyses from both trials. As of December 31, 2022, the Company has completed all performance obligations under the Vifor License and had recognized all deferred revenue under the agreement.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021, the Company recognized license revenue related to the Vifor License of $2.3 million and $27.5 million, respectively. As of December 31, 2022 and 2021, zero and $2.3 million, respectively, was recorded as deferred revenue, current, on the consolidated balance sheet related to the Vifor License.

Note 4—Fair Value Measurements
The following table classifies the Company's financial assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measured at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds (1)	$9,860	$—	$—	$9,860
Total assets	$9,860	$—	$—	$9,860
Warrants liabilities	$—	$—	$19	$19
Total Liabilities	$—	$—	$19	$19

	Fair Value Measured at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds (1)	$87,252	$—	$—	$87,252
Total assets	$87,252	$—	$—	$87,252

Warrant liabilities	$—	$—	$114	$114
Total liabilities	$—	$—	$114	$114
___________________
(1) Included in cash and cash equivalents on the consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

There were no transfers made among the three levels in the fair value hierarchy during periods presented.
The following table presents a summary of changes in the fair value of the Company’s common stock warrant liability (in thousands):

	As of December 31, 2022	As of December 31, 2021
Balance, beginning of period	$114	$10,704
Net exercise of warrants	—	(13,509)
Change in fair value	(95)	2,919
Balance, end of period	$19	$114
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
The Company records the change in the fair value of common stock warrants in change in fair value of warrant liability in the consolidated statements of operations.
The fair value of the common stock warrant liability was estimated using the following assumptions:

	December 31,
	2022	2021
Strike price	$7.60	$7.60
Contractual term (years)	5.7	6.7
Volatility (annual)	112.4%	124.0%
Risk-free rate	4.3%	1.4%
Dividend yield (per share)	0.0%	0.0%

Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets were comprised of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$291	$275
Security deposit	101	131
Angion Pty tax receivable	305	781
Other	246	498
Total prepaid and other current assets	$943	$1,685

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net
The Company's property and equipment, net was comprised of the following (in thousands):

	December 31,
	2022	2021
Equipment	$866	$866
Furniture and fixtures	34	34
Leasehold improvements	68	68
Total property and equipment	968	968
Less: accumulated depreciation	(695)	(517)
Property and equipment, net	$273	$451
Depreciation expense for the years ended December 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively.
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$112	$1,274
Accrued restructuring (Note 10)	1,572	—
Accrued direct research costs	774	1,196
Accrued operating expenses	111	749
Total accrued expenses	$2,569	$3,219
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

As of December 31, 2022 and 2021, no treasury stock was included in the consolidated balance sheets.
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
2021 Plan

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

On January 25, 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. On January 25, 2021, shares of common stock equal to 11% of the post-IPO capitalization were authorized for issuance under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 5% of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of December 31, 2022, 3,799,357 shares under the 2021 Plan remain available for future grants.
Stock Options
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following inputs:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.7%	0.7%
Expected dividend yield	—	—
Expected term in years	5.9	6.0
Expected volatility	70.8% - 72.5%	71.8% - 73.1%
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
The following table summarizes information and activity related to the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	4,230,162	$8.92	7.8	$—
Options granted	2,257,100	1.93
Options forfeited	(2,761,015)	6.73
Outstanding as of December 31, 2022	3,726,247	$6.30	7.0	$—
Options vested and exercisable	2,493,026	$6.78	6.2	$—

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the years ended December 31, 2022 and 2021 were $1.18 and $10.25, respectively. As of December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $1.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
Restricted Stock Units
The Company's RSU activity for the year ended December 31, 2022 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	17,504	$9.51
Vested	(1,458)	$9.51
Outstanding at December 31, 2022	16,046	$9.51
Performance-based Restricted Stock Units
The Company had 556,530 PSUs outstanding that were granted in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and released in June 2021 and July 2022 upon the second and third anniversary of the grants, respectively, therefore, as of December 31, 2022, the Company had no PSUs outstanding.
Stock-based Compensation Expense
The following table summarizes the total stock-based compensation expense recorded in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$(1,289)	$5,898
General and administrative	2,174	6,143
Total	$885	$12,041
The decrease in total stock-based compensation expense for the year ended December 31, 2022 is primarily due to the reversal of expense upon the forfeiture of awards in connection with the restructuring events that occurred on January 4, 2022 and July 25, 2022. See Note 10 for additional information.
Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of December 31, 2022, 689,583 shares under the ESPP remain available for purchase and no offerings had been authorized.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 8—Warrants
As of December 31, 2022 and 2021, the outstanding warrants to purchase the Company's common stock were comprised of the following:

	Classification	Exercise Price	Expiration Date	Warrants at December 31,
				2022	2021
Warrants issued with Conversion of Notes to Common Stock	Equity	$8.03	8/31/28	232,287	232,287
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/28	875,034	875,034
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	1,297
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,505
Total Warrants				1,148,123	1,148,123

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
There was no warrant activity during the year ended December 31, 2022.
Note 9—Commitments and Contingencies
Operating Leases
As of December 31, 2022, the Company continued to lease office and laboratory space in Uniondale, New York from NovaPark, a related party, under an agreement classified as an operating lease that expires on June 20, 2026. The Company's lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company's share of the landlord's operating expenses, including management fees. The Company does not act as a lessor or have any leases classified as financing leases. In March 2023, the Company entered into a Surrender Agreement with NovaPark LLC which terminated its Uniondale, New York lease. See Note 15 for additional information.
The Company leased office space in Fort Lee, New Jersey, comprising approximately 2,105 square feet for approximately $0.1 million per year, under a non-cancelable operating lease through March 31, 2022. However, this arrangement is excluded from the calculation of lease liabilities and right of use assets as its term is less than one year. The lease is subject to charges for common area maintenance and other costs. The Company did not renew the New Jersey lease after March 31, 2022.
In July 2020, the Company entered into a lease for office furniture in San Francisco, California set to expire in July 2025, with an immaterial annual lease payment.
In February 2021, the Company entered into a lease for clinical development and operations space in Newton, Massachusetts (the “Newton lease”), comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024. Pursuant to the Newton lease, the Company had 4 months of free rent starting from February 15, 2021 to June 14, 2021. The Company has one option to extend the term of the lease for 3 years with 9 months’ notice.
As of December 31, 2022, the Company was no longer conducting operations in its leased facility in Newton, Massachusetts or Uniondale, New York. See Note 10 for additional information regarding the impairment charges the Company recorded in connection with the long-lived assets.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table provides the components of the Company's rent expense (in thousands):

	For the Year Ended December 31,
	2022	2021
Operating leases
Operating lease cost	$1,317	$1,142
Variable cost	350	473
Short-term lease rent expense	18	44
Total rent expense	$1,685	$1,659
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Operating cash outflows from operating leases	$1,289	$1,179
Right-of-use assets exchanged for operating lease liabilities	$—	$624
Weighted-average remaining lease term—operating leases (in years)	3.1	3.8
Weighted-average discount rate—operating leases	9.5%	10.1%
As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2023	$1,305
2024	1,209
2025	1,104
2026	516
Total	4,134
Less present value discount	(659)
Operating lease liabilities	$3,475

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

In March 2023, the Company terminated its sale and leaseback arrangement with the third-party financing institution and exercised its repurchase option to buy back the previously leased assets. See Note 15 for additional information.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes quantitative information about the Company's financing obligation (dollars in thousands):

For the Year Ended December 31,
2022
Cash flow information:
Payments of financing obligation
Operating cash flows from financing obligation	$36
Financing cash flows from financing obligation	$58
Other information:
Weighted-average remaining lease term (in years)	2.3
Weighted-average discount rate (in percent)	1.1%
Carrying value of leased asset included in Property and Equipment, net	$208
Depreciation associated with the leased asset	$62
As of December 31, 2022, maturities of financing obligation were as follows (in thousands):

Year Ended December 31,	Amounts
2023	$94
2024	94
2025	31
Total	$219
Litigation

From time to time, the Company may be involved in legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business or otherwise. Following announcement of the merger agreement with Elicio on January 17, 2023, and the filing of a Registration Statement on Form S-4 on February 13, 2023, a lawsuit was filed in the United States District Court for the Eastern District of New York on February 17, 2023 by a purported stockholder of Angion in connection with the proposed merger between Angion and Elicio. The lawsuit was captioned Klein v. Angion Biomedica Corp., et al., No. 1:23-cv-01313 (E.D.N.Y.). The Klein complaint named as defendants Angion, and the members of the Angion Board. The Klein complaint alleged claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Angion Board. The plaintiff contended that registration statement on Form S-4 filed on February 13, 2023 omitted or misrepresented material information regarding the proposed merger between Angion and Elicio, rendering the registration statement false and misleading. The Klein complaint sought injunctive and declaratory relief, as well as damages. On February 21, 2023, the plaintiff filed a notice of voluntary dismissal of the Klein lawsuit. Although the plaintiffs voluntarily dismissed this case, litigation of this type is prevalent in mergers involving public companies, and other potential plaintiffs may file lawsuits challenging the Merger.

The outcome of any additional future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the Merger and result in substantial costs to Angion, including any costs associated with the indemnification of directors and officers. One of the conditions to the completion of the Merger is the absence of any lawsuits or order from a governmental entity (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Angion’s business, financial condition, results of operations and cash flows.
Indemnification

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
During the years ended December 31, 2022 and 2021, the Company received zero and $1.5 million, respectively for ERC and applied the benefit as a reduction to the payroll expenses in the consolidated statement of operations.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 10—Restructuring and Long-Lived Asset impairment
Severance and Benefit Expense
On January 4, 2022, the Company announced a reduction in force impacting somewhat less than half of its employees. The Company’s decision to engage in this reduction resulted from an assessment of its internal resource needs, given the results of the Phase 3 study of ANG-3777 in patients at risk for delayed graft function (DGF) would likely not support a regulatory approval in that population and the Phase 2 study in acute kidney injury associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI) would not support a Phase 3 trial in that indication. This reduction was a cost-cutting measure across the organization to support the Company’s 2022 primary focus on the clinical development of its investigational asset ANG-3070, a highly selective, oral tyrosine kinase receptor inhibitor in development as a treatment for fibrotic diseases, as well as advancing preclinical assets to IND-enabling studies. In connection with the reduction in force, the Company incurred termination costs, which include severance, benefits, and related costs of approximately $3.2 million for the year ended December 31, 2022, which were recorded in restructuring expense on the consolidated statement of operations. The Company paid $2.4 million during the year ended December 31, 2022 and expects to pay the remaining $0.8 million on or before September 2023.

On July 25, 2022, the Company announced a process to explore strategic options for enhancing and preserving shareholder value (the “2022 Strategic Realignment”). Potential strategic options to be explored or evaluated as part of the process may include, but are not limited to merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. In connection with the 2022 Strategic Realignment, the Company also announced the discontinuation of development of ANG-3070 for all indications and the discontinuation of most other development activities pending conclusion of the strategic process. In connection with the foregoing, the Company also announced an additional reduction in force of the majority of its 37 employees. This reduction in force, completed in 2022, is a cash preservation measure and impacts employees across the organization. In connection with the reduction in force, the Company recorded a charge of $3.0 million in restructuring expense on the consolidated statement of operations of which $2.2 million was paid during the year ended December 31, 2022 and the remaining $0.8 million was paid in first quarter of 2023. These charges are primarily one-time termination benefits payable in cash.

Long-Lived Asset Impairment

The significant cut in the number of employees from the reduction in force announced on July 25, 2022 and the Company’s suspension of certain of its operations in deference to its 2022 Strategic Realignment impacted the Company’s use of its leased facilities. As of December 31, 2022, the Company was no longer conducting operations in its Newton, Massachusetts facility or its leased facility in Uniondale, New York, other than to store equipment. The Company determined that the right-of-use assets related to each facility were impaired. As a result, the Company recognized an impairment of $3.0 million related to the leases to write down the right-of-use assets to their fair value.

The Company has currently suspended clinical development activities in anticipation of the announced merger, and does not have any products approved for sale and has not generated any revenue from product sales since its inception and does not expect to generate revenue from product sales unless it successfully develops, and Angion or its collaborators commercialize, its product candidates, which the Company does not expect to occur in the near future, if ever.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 11—Income Taxes

The Company recognized an insignificant amount of income tax provision for the year ended December 31, 2022 and December 31, 2021. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is largely due to the Company's net operating losses, which are offset by the corresponding valuation allowance. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

Losses before income taxes includes the following components:

	Year Ended December 31,
	2022	2021
United States	$(38,302)	$(53,547)
Foreign	(496)	(1,026)
Total	$(38,798)	$(54,573)
The provision for income taxes provision (benefit) for the years ended December 31, 2022 and 2021 consists of the following (in thousands):

	December 31,
	2022	2021
Current:
Federal	$—	$—
United States	11	—
Foreign	—	—
Total Current	11	—

Deferred
Federal	(6,710)	(5,460)
State	(699)	(4,779)
Change in valuation allowance	7,409	10,239
Total Deferred	—	—
Total tax provision	$11	$—

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate were as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Stock compensation	(2.3)%	(2.3)%
Foreign rate differential	(0.3)%	(0.1)%
Interest	—%	(4.3)%
R&D and other tax credit changes	1.4%	2.8%
Permanent items	(0.3)%	(7.3)%
Global Intangible Low-Taxed Income	(0.3)%	—%
Nontaxable Income	—%	0.3%
Change in valuation allowance	(19.2)%	(10.1)%
Effective income tax rate	0.0%	0.0%
Significant components of the Company's deferred tax asset at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$32,659	$29,211
R&D and other tax credit carryovers	7,444	6,752
Lease liability	879	1,224
Stock-based compensation	1,005	3,070
Accrued compensation and other expenses	149	536
Fixed assets	5,020	—
Total deferred tax assets	47,156	40,793
Deferred tax liabilities
Fixed assets	—	(37)
Right of use assets	(38)	(1,046)
Valuation allowance	(47,118)	(39,710)
Deferred tax assets, net of allowance	$—	$—
As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $133.5 million available to reduce future taxable income, if any, for federal income tax purposes. Approximately $9.6 million of federal net operating losses can be carried forward to future tax years and begin to expire in 2035. The federal net operating losses generated for the years beginning after December 31, 2017, approximately $123.8 million in total, can be carried forward indefinitely.
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

The Company files income tax returns in the United States, California, Massachusetts, New York and New Jersey. Due to the Company's losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company's policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2022 and 2021, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

At December 31, 2022, the Company's reserve for unrecognized tax benefits is approximately $4.3 million. Due to the full valuation allowance at December 31, 2022, current adjustments to the unrecognized benefits will have no impact to the Company's effective income tax rate.
Reconciliation of uncertain tax positions as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31,
	2022	2021
Beginning Balance	$3,675	$2,579
Additions
Additions for current year	386	1,073
Additions for prior years	246	23
Ending Balance	$4,307	$3,675
Total amount of unrecognized tax benefits, if recognized, would affect the effective tax rate was as follows (in thousands):

	December 31,
	2022	2021
Unrecognized benefits that would affect the effective tax rate	$—	$—
Unrecognized benefits that would not affect the effective tax rate	4,307	3,675
Total unrecognized benefits	$4,307	$3,675

The Company does not anticipate material changes to its uncertain tax positions for the next twelve months.

In conjunction with the 2018 Act that amends the Internal Revenue Code that reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 and modified policies, credits, and deductions (the "Tax Act"), the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has completed its evaluation and determined that there was no net impact on the Company's consolidated financial statements for the years ended December 31, 2022 and 2021 as the corresponding adjustment was made to the valuation allowance.

Note 12—Employee Benefit Plan
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

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

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
Note 13—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(38,807)	$(54,573)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,040,703	28,244,825
Net loss per share attributable to common stockholders, basic and diluted	$(1.29)	$(1.93)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2022	2021
Shares issuable upon exercise of stock options	3,726,247	4,230,162
Shares issuable upon the exercise of warrants	1,148,123	1,148,123
Non-vested shares under restricted stock grants	16,046	203,015
Total	4,890,416	5,581,300

Note 14—Related Party Transactions
On February 25, 2022, the Company entered into a Separation Agreement with Itzhak D. Goldberg, M.D., who formerly served as Executive Chairman and Chief Scientific Officer and currently serves as a director and Chairman Emeritus on the Company’s board of directors. Pursuant to the terms of the Separation Agreement, Dr. Goldberg will receive severance benefits of approximately $1.2 million. As of December 31, 2022, $0.4 million has been paid and the remaining $0.8 million is expected to be paid and on or before September 2023. Under the 2015 Plan and 2021 Plan, Dr. Goldberg has vested his PSUs and stock options and will have the right to exercise vested stock options as long as he remains in continuous service as a director on the board of directors.
On March 1, 2022, the Company entered into a Separation Agreement with Elisha Goldberg, former employee and son of Itzhak D. Goldberg, M.D. Pursuant to the terms of the Separation Agreement, Mr. Goldberg will receive severance benefits of approximately $0.5 million. As of December 31, 2022, $0.4 million has been paid and the remaining $0.1 million is expected to be paid and on or before March 2023. Mr. Goldberg had the right to exercise vested stock options he had received under the 2015 Plan or 2021 Plan for an extended period of 11 months, until December 31, 2022. None of the vested stock options were exercised by Mr. Goldberg.

Ohr Investment
In a series of investments in November 2013 and July 2017, the Company invested a total of $150,000 to acquire a membership interest in Ohr Cosmetics, LLC ("Ohr"), an affiliated company.
The Company owns and the family of the Company's director and Chairman Emeritus owns approximately 2.4% and 78.7%, respectively, of the membership interests in Ohr. The Chairman Emeritus’s son is the manager of

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Ohr. In addition, the Company’s President and Chief Executive Officer and director, and Mr. Ganzi, and the Company’s Lead Independent Director, each own approximately 1.6% of the membership interests in Ohr.
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
NovaPark Investment and Lease
As of December 31, 2022, the Company had a 10% interest in NovaPark. Members of the Company's Chairman Emeritus’s immediate family own a majority of the membership interests of NovaPark. The Company accounts for its aggregate 10% investment in NovaPark under the equity method. In March 2023, the Company entered into a Membership Interest Redemption Agreement with NovaPark which resulted in the relinquishment of its related party interest in NovaPark. See Note 15 for additional information.
The following table provides the activity for the NovaPark investment for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$573	$672
Losses of equity method investment	151	(96)
Distribution from NovaPark	—	(3)
Ending balance	$724	$573

As of December 31, 2022, the Company continued to rent office and laboratory space in Uniondale, New York from NovaPark under a lease that expires June 20, 2026. The Company recorded rent expense for fixed lease payments of $1.3 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The Company recorded rent expense for variable expenses related to the lease of $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. See Note 9 for additional information.

As of December 31, 2022, the Company was no longer conducting operations in its leased facility in Uniondale, New York. See Note 10 for additional information regarding the impairment charge the Company recorded in connection with lease facility.

In March 2023, the Company entered into a Surrender Agreement with NovaPark which resulted in the termination of its Uniondale, New York lease for a termination fee. See Note 15 for additional information.
Consultant Fees
The Company paid consulting fees under an agreement with the wife of the director and Chairman Emeritus of the Company for Company management services. Consultant fees paid to the wife were immaterial in the years ended December 31, 2022 and 2021, respectively. This consultant agreement was terminated in February 2022.

ANGION BIOMEDICA CORP.
Notes to Consolidated Financial Statements (Continued)

Note 15—Subsequent Events
In January 2023, in connection with the execution of the Merger Agreement, Angion made a bridge loan to Elicio pursuant to a note purchase agreement and promissory notes up to an aggregate principal amount of $12.5 million, issued with a 20% original issue discount, with an initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million on account of a $5.0 million loan and an additional closing for a principal amount of $6.25 million on account of a $5.0 million loan to be issued upon delivery by Elicio to Angion of certain financial statements.
In March 2023, Angion terminated its sale and leaseback arrangement with a third-party financing institution that funded certain of its capital expenditures primarily related to operating equipment. The Company also exercised its repurchase option to buy back the previously leased assets for $0.2 million.
In March 2023, Angion also entered into a Surrender Agreement with NovaPark which terminated the Agreement of Lease, dated as of June 21, 2011, as amended, of it’s office and laboratory space in Uniondale, New York (the “Property”, see Note 9) for a termination fee of $3.03 million and entered into a Membership Interest Redemption Agreement with NovaPark to relinquish its 10% membership interest in NovaPark, accounted as Investment in Related Parties in our Consolidated Balance Sheets. The Surrender Agreement also provides that no other rent or charges will be due from the Company with respect to any period prior to or subsequent to the surrender of the Property to NovaPark, thereby relieving Angion of lease payments equal to approximately $3.86 million, plus other amounts for facility fees and utilities with respect to the Property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

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

As a result of these actions, we have implemented various internal controls over financial reporting and our close process and since then, consistently followed and evaluated these controls in order to address the material weaknesses identified in our previous fiscal year. As a result, we concluded that our material weaknesses were remediated on September 30, 2022 and our internal control over financial reporting was effective as of December 31, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2022, based on the COSO criteria.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management
Executive Officers
The following table sets forth information regarding our executive officers and directors as of March 15, 2023:

Name	Age	Position(s)
Executive Officers and Employee Directors:
Jay R. Venkatesan, M.D.	51	President and Chief Executive Officer and Chairman of the Board
Jennifer J. Rhodes, J.D.	52	Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Corporate Secretary
Gregory S. Curhan	61	Chief Financial Officer
Non-Employee Directors:
Victor F. Ganzi	75	Director, Lead Independent Director
Itzhak D. Goldberg, M.D.	74	Director and Chairman Emeritus
Allen R. Nissenson, M.D.	76	Director
Gilbert S. Omenn, M.D., Ph.D.	81	Director
Karen J. Wilson	59	Director

Each of Mr. Ganzi, Dr. Nissenson, Dr. Omenn and Ms. Wilson is a member of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Ms. Wilson is the Chairperson of the Audit Committee, Dr. Nissenson is the Chairperson of the Compensation Committee, and Dr. Omenn is the chairperson of the Corporate Governance Committee.
Executive Officers and Employee Directors

Jay R. Venkatesan, M.D., President, Chief Executive Officer and Chairman. Dr. Venkatesan was appointed Chairman of the Board in January 2022, and he has been Angion’s President and Chief Executive Officer and director since May 2018. Dr. Venkatesan has served as a Managing Partner of Alpine BioVentures, an investment firm since July 2015. From July 2015 to August 2018, Dr. Venkatesan served as President of Alpine Immune Sciences, an immunotherapy company that he co-founded as a Managing Partner of Alpine BioVentures, and also served as its Chief Executive Officer from July 2015 to June 2016. Additionally, as Managing Partner of Alpine BioVentures, from January 2014 to August 2014, Dr. Venkatesan served as Founder and Chief Executive Officer of Alpine BioSciences, a biotechnology company, which was acquired by Cascadian Therapeutics, where he then served as Executive Vice President and General Manager from August 2014 to May 2015 (subsequently acquired by Seagen, Inc.). Since January 2008, Dr. Venkatesan has served as the founder and managing member of Ayer Capital, a global healthcare fund. Prior to that, he served as a director at Brookside Capital, part of Bain Capital, where he co-managed healthcare investments. He was also a consultant at McKinsey & Co., a consulting firm, and a venture investor with Patricof & Co. Ventures (now Apax Partners), an investment firm. Dr. Venkatesan has served on the board, of Alpine Immune Sciences, Inc. (Nasdaq: ALPN) since June 2015. Dr. Venkatesan previously served on the board of Exicure Inc. (Nasdaq: XCUR) from March 2014 to December 2020 and Iovance Biotherapeutics Inc. (Nasdaq: IOVA) from September 2013 to March 2018. He has an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from The Wharton School of the University of Pennsylvania, and a B.A. from Williams College. Angion believes that Dr. Venkatesan’s leadership experience and investment experience in the biopharmaceutical industry qualify him to serve as a member of Angion’s Board.

Jennifer J. Rhodes, J.D. Ms. Rhodes was appointed Executive Vice President and Chief Business Officer in March 2022 and she has served as, General Counsel, Chief Compliance Officer and Corporate Secretary since January 2020. From February 2019 to December 2022, Ms. Rhodes also served as a director of Legal Aid at Work, a non-profit legal services organization. Ms. Rhodes previously served as General Counsel and Corporate Secretary at Adamas Pharmaceuticals, Inc., a public pharmaceutical company, from April 2016 until January 2020, during which time she also served as Chief Compliance Officer since August 2016 and Chief Business Officer since

January 2017. Prior to that, Ms. Rhodes served as General Counsel at Medivation, Inc., a biopharmaceutical company, from June 2012 to September 2015, where she was responsible for Medivation’s legal matters, and also served as Corporate Secretary from April 2013 to September 2015 and as Chief Compliance Officer from July 2012 to October 2014. From May 2006 to June 2012, Ms. Rhodes was an Assistant General Counsel at Pfizer Inc., a biopharmaceutical company, where she supported the U.S. Primary Care Business and its Primary Care Medicines Development Group and served as a global product lead for Pfizer Inc.’s primary care medicines. Prior to joining Pfizer Inc., she was an associate in the regulatory law and international trade practice areas at Weil, Gotshal & Manges, LLP from October 2000 to April 2006. Ms. Rhodes has a J.D. from Wake Forest University School of Law and a B.A. in Economics from Newcomb College of Tulane University.

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
Non-Employee Directors
Victor F. Ganzi. Mr. Ganzi has been a member of Angion’s Board since April 2018, and lead independent director since February 2021. He has served as Non-Executive Chairman of the board of directors of Willis Towers Watson (Nasdaq: WTW), a global advisory, broking, and solutions company since January 2019 and as a director since January 2016. Previously, he served as a director of Towers Watson beginning on January 1, 2010, as Chairman of Towers Watson’s Audit Committee, and a member of its Nominating and Governance Committee. Mr. Ganzi is presently a consultant and corporate director, serving on the public company board of Aveanna Healthcare Holdings Inc., a provider of pediatric and adult home healthcare and hospice care since 2016, and serving on the boards of numerous private and not-for-profit organizations, including PGA Tour, Inc., the Partnership to End Addiction, the Whitney Museum of American Art and the Madison Square Boys and Girls Club. Mr. Ganzi was the President and Chief Executive Officer of The Hearst Corporation, a private diversified communications company, from 2002 to 2008. He served as Hearst’s Executive Vice President from 1997 to 2002 and as its Chief Operating Officer from 1998 to 2002. Prior to joining Hearst in 1990, Mr. Ganzi was the managing partner at the international law firm of Rogers & Wells (now part of Clifford Chance). Mr. Ganzi previously served as a director of Gentiva Health Services, Inc., Wyeth and Hearst-Argyle Television, Inc. Mr. Ganzi has a B.S. in Accounting summa cum laude, from Fordham University, a J.D. from Harvard Law School and an L.L.M. in Taxation from New York University. Angion believes that Mr. Ganzi’s years of experience serving on boards and legal expertise qualify him to serve as a member of Angion’s Board.

Itzhak D. Goldberg, M.D. Dr. Goldberg was appointed Chairman Emeritus in January 2022, after having been a director and Chairman of the Board since March 2018. Dr. Goldberg also served as Executive Chairman and Chief Scientific Officer between March 2018 and March 2022, after serving as Angion’s Chairman, President, Chief Executive Officer and Scientific Director since Angion’s founding in April 1998. Dr. Goldberg was formerly a faculty member at Harvard Medical School, Radiation Oncologist-in-Chief for the North Shore-LIJ (Northwell) Health System, and Professor at the Albert Einstein College of Medicine. He is a Fellow of the American College of Radiology. Dr. Goldberg has an M.D. from Albert Einstein College of Medicine, was a postdoctoral research fellow at Harvard Medical School and was subsequently trained as a radiation oncologist at the Harvard Joint Center for Radiation Therapy. Angion believes that Dr. Goldberg’s extensive experience in the biopharmaceutical industry qualifies him to serve as a member of Angion’s Board.

Allen R. Nissenson, M.D. Dr. Nissenson has been a member of Angion’s Board since January 2020. He completed serving as the Emeritus Chief Medical Officer of DaVita Kidney Care in January 2022, where he has served since January 2020 and where he previously served as Chief Medical Officer from August 2008 to January 2020. He is currently an Emeritus Professor of Medicine at the David Geffen School of Medicine at UCLA, where he has served since August 2008 and where he previously served as Director of the Dialysis Program from July 1977 to August 2008 and Associate Dean from July 2005 to August 2008. Dr. Nissenson is also currently on the board of directors of Rockwell Medical Inc., a public biopharmaceutical company, which he joined in June 2020 and Diality, a private technology development company. Dr. Nissenson is a past chair of Kidney Care Partners and past co-chair of the Kidney Care Quality Alliance. He is a former president of the Renal Physicians Association (RPA) and current member of the Government Affairs Committee. Dr. Nissenson also previously served as president of the Southern California End-Stage Renal Disease Network, as well as chair of the Medical Review Board. He served as a Robert Wood Johnson Health Policy Fellow of the National Academy of Medicine from 1994 to 1995 and worked in the office of the late Senator Paul Wellstone. Dr. Nissenson has an M.D. from Northwestern University Medical School and is the recipient of various awards, including the President’s Award of the National Kidney Foundation, the Lifetime Achievement Award in Hemodialysis, the American Association of Kidney Patients’ (AAKP) Medal of Excellence Award and, in 2017, the RPA Distinguished Nephrology Service Award. Angion believes that Dr. Nissenson’s years of experience in the healthcare industry qualify him to serve as a member of Angion’s Board.

Gilbert S. Omenn, M.D., Ph.D. Dr. Omenn has been a member of Angion’s Board since January 2020. Since 1997, Dr. Omenn has been a faculty member at the University of Michigan, where he is currently the Harold T. Shapiro Distinguished University Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health. Earlier, he was the dean of the School of Public Health and Community Medicine and professor of medicine at the University of Washington. Dr. Omenn served as Executive Vice President for Medical Affairs of the University of Michigan and as Chief Executive Officer of the University of Michigan Health System from 1997 to 2002. From 1977 to 1981 he was associate director of the White House Office of Science & Technology Policy and then the Office of Management & Budget. Dr. Omenn is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. He chaired the Presidential/Congressional Commission on Risk Assessment and Risk Management, the NAS/NAE/IOM Committee on Science, Engineering, and Public Policy, and the Advisory Committee for the Agency for Toxic Substances and Disease Registry. He served on the National Commission on the Environment, the NIH Scientific Management Review Board, and the CDC Director’s Advisory Committee. He is a past president of the American Association for the Advancement of Science. Since 2014, Dr. Omenn has served as a director of Galectin Therapeutics Inc., a biotechnology company (Nasdaq: GALT), and since 2020 as a director of Amesite Inc, an AI-based educational technology company (Nasdaq: AMST). Dr. Omenn previously served as a director of Amgen, Inc. for 27 years and Rohm & Haas Company for 22 years. Dr. Omenn was a director of Esperion Therapeutics (Nasdaq: ESPR) from August 2014 to May 2018. He is a director of the Hastings Center for Bioethics and the Center for Public Integrity. Dr. Omenn has a B.A. summa cum laude from Princeton University, M.D. magna cum laude from Harvard Medical School and Ph.D. in genetics from the University of Washington. Angion believes that Dr. Omenn’s years of experience in the healthcare industry qualify him to serve as a member of Angion’s Board.
Karen J. Wilson. Ms. Wilson has been a member of Angion’s Board since April 2020. Ms. Wilson is also currently a member of the boards of directors of Connect Biopharma, and LAVA Therapeutics. Ms. Wilson also served as a member of the board of directors of Vaxart, Inc. between August 2020 to August 2022. Ms. Wilson previously served as Senior Vice President of Finance at Jazz Pharmaceuticals plc, a biopharmaceutical company, until September 2020 after serving as Principal Accounting Officer and Vice President of Finance. Prior to joining the Jazz Pharmaceuticals organization in February 2011, she served as Principal Accounting Officer and Vice President of Finance at PDL BioPharma, Inc., a life sciences company. She also previously served as a Principal at the consulting firm of Wilson Crisler LLC, Chief Financial Officer of ViroLogic, Inc., a biosciences company, Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc., a medical device manufacturer, and as a consultant and auditor for Deloitte & Touche LLP, a professional services firm. Ms. Wilson is a Certified Public Accountant and received a B.S. in Business from the University of California, Berkeley. Angion believes that Ms. Wilson is qualified to serve on Angion’s Board due to her extensive background in financial and accounting matters for public companies and her leadership experience in the life science industry.

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

We filed reports on behalf of our directors, executive officers and 10% holders during the year ended December 31, 2022. Such reports were filed consistent with the reporting obligations of Section 16(a) of the Exchange Act, except that: (a) each of Dr. Venkatesan and Dr. Goldberg filed one Form 4 late reporting one transaction; and (b) each of Dr. Venkatesan and Mr. Ganzi filed amended Forms 4 on May 27, 2022, reporting that each Dr. Venkatesan and Mr. Ganzi exercised warrants to purchase shares of Angion common stock through a cashless exercise transaction in which Angion withheld certain shares upon the close of Angion’s initial public offering on February 9, 2021.

Audit Committee

Our audit committee was established by the board of directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the audit committee performs several functions, including among other things:

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
•establishes procedures for the receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters;
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
•discusses on a periodic basis, or as appropriate, with management our policies and procedures with respect to risk assessment and risk management;
•reviews our financial statements and our management's discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;
•annually reviews and assesses internal controls and treasury functions including cash management procedures;
•investigates any reports received through the ethics helpline and report to the Board of Directors periodically with respect to the information received through the ethics helpline and any related investigations;
•consults with management to establish procedures and internal controls relating to cybersecurity;
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

The Audit Committee met five times during 2022. Our board of directors has adopted a written Audit Committee charter available to stockholders on our website at https://ir.angion.com/corporate-governance/governance-overview.

Compensation Committee

The Compensation Committee is composed of Allen Nissenson, M.D., Victor Ganzi, J.D., Gilbert Omenn, M.D., Ph.D., and Karen Wilson. Dr. Nissenson serves as the chairperson of the committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee met eight times during 2022. Our board of directors has adopted a written Compensation Committee charter available to stockholders on our website at https://ir.angion.com/corporate-governance/governance-overview.

The compensation committee oversees policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves or recommends to our board of directors the corporate goals and objectives relevant to compensation of our executive officers (other than our Chief Executive Officer), evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The compensation committee also reviews and approves or makes recommendations to our board of directors regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer). The compensation committee reviews the performance of our Chief Executive Officer and makes recommendations to our board of directors with respect to his compensation and our board of directors retains the authority to make compensation decisions relative to our Chief Executive Officer. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

Typically, the Compensation Committee meets at least four times annually and with greater frequency if necessary. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all our books, records, facilities and personnel. In addition, under the charter, the Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

During 2022, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, the Compensation Committee engaged Aon as compensation consultants. The Compensation Committee requested that Aon:

•evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and
•assist in refining our compensation strategy and in developing and implementing an executive compensation program to execute that strategy.

At the request of the Compensation Committee, Aon also conducted an individual interviews with the chairperson of the Compensation Committee and management to learn more about our business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which we compete. Aon ultimately developed recommendations that were presented to the Compensation Committee for its consideration. Following an active dialogue with Aon, the Compensation Committee approved the recommendations of Aon.

Our board of directors, at the recommendation of our Compensation Committee, has also delegated to our Chief Executive Officer the authority to determine and approve the equity compensation payable to our employees and consultants who are not “officers” (as defined in Section 16 of the Exchange Act).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our board of directors is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee will be responsible for overseeing our corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters.

The Nominating and Corporate Governance Committee is composed of Gilbert Omenn, M.D., Ph.D., Victor Ganzi, J.D., Allen Nissenson, M.D., and Karen Wilson. Dr. Omenn serves as the chairperson of the committee.

Each of the members of our nominating and corporate governance committee is independent under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. The Nominating and Corporate Governance Committee met one time during 2022, in light of our 2022 Strategic Realignment. Our board of directors has adopted a written Nominating and Corporate Governance Committee charter available to stockholders on our website at https://ir.angion.com/corporate-governance/governance-overview.

The Nominating and Corporate Governance Committee believes candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, and have the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of our board of directors, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity (including gender, racial and ethnic diversity), age, skills and such other factors as it deems appropriate, given the current needs of us and our board of directors, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of our board of directors. The Committee takes into account the results of the self-evaluation of our board of directors, conducted annually on a group and individual basis. Due to our 2022 Strategic Realignment, on November 17, 2022, the Board deferred the conduct of the annual Board and Committee self-evaluations until at least the completion of that process. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our board of directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to our board of directors by majority vote.
Procedures by Which Security holders May Recommend Nominees to the Board of Directors
The Nominating and Corporate Governance Committee of the Board has adopted procedures for considering director candidates recommended by stockholders. Stockholders who wish to recommend individuals for consideration by the Committee as candidates for potential election by the Board as directors, can deliver a written recommendation to the Corporate at Angion Biomedica Corp., 7-57 Wells Avenue, Newton, Massachusetts 02459, at least 120 days prior to the anniversary date of the mailing of the proxy statement for the last annual meeting of stockholders and must include the following information: name and address of the nominating stockholder; a representation that the nominating stockholder is a record holder; a representation that the nominating stockholder intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified; information regarding each nominee that would be required to be included in a proxy statement; a description of any arrangements or understandings between the nominating stockholder and the nominee; and the consent of each nominee to serve as a director, if elected.
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
Corporate Governance Guidelines
In January 2021, our board of directors documented the governance practices followed by us by adopting Corporate Governance Guidelines to assure our board of directors will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices our board of directors intends to follow with respect to board composition and selection including diversity, board meetings and involvement of senior management, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of our board of directors, may be viewed at https://ir.angion.com/corporate-governance/governance-overview.
Hedging Policy
As part of our insider trading policy, all employees, including our executive officers, and non-employee directors are prohibited from engaging in short sales of our securities, establishing margin accounts, pledging our securities as collateral for a loan, buying or selling puts or calls on our securities or otherwise engaging in hedging transactions (such as zero-cost dollars, exchange funds, and forward sale contracts) involving our securities.

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
Our NEOs for fiscal year 2022 were as follows:
▪Jay R. Venkatesan, M.D., President and Chief Executive Officer and Chairman of the Board(1) ;
▪Itzhak Goldberg, Director and Chairman Emeritus(2)
▪John Neylan, Executive Vice President, Chief Medical Officer and Head of Research(3)
▪Jennifer Rhodes, Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Secretary(4)
________
(1) Dr. Venkatesan was appointed Chairman of the Board in January 2022.
(2) After serving as Executive Chairman and Chief Scientific Officer for Angion during the year ended December 31, 2021. Dr. Goldberg resigned his employment in February 2022, and no longer serves as an Executive Officer of Angion.
(3) After being appointed Executive Vice President and Head of Research in March 2022, and serving in that role and as Chief Medical Officer until August 2022, Dr. Neylan departed from Angion in August 2022 as part of a reduction in force.
(4) Ms. Rhodes appointed Chief Business Officer in March 2022, and continues to serve as General Counsel, Chief Compliance Officer and Secretary.

2022 Summary Compensation Table
The following table sets forth total compensation paid to our NEOs for the fiscal years ending on December 31, 2022 and 2021, other than Ms. Rhodes, who was not a named executive officer for 2021 and, accordingly, her compensation for 2021 is omitted.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All other compensation(2) ($)	Total (3) ($)
Jay R. Venkatesan, M.D., President and Chief Executive Officer and Chairman of the Board(4)	2022	608,000	898,973	11,876	1,518,849
	2021	587,100	1,952,099	11,600	2,550,799
Itzhak D. Goldberg, M.D., Executive Chairman and Chief Scientific Officer(3)	2022	80,670	—	773,663	854,333
	2021	484,018	763,863	11,600	1,259,481
John F. Neylan, M.D., Executive Vice President, Chief Medical Officer and Head of Research (4)	2022	343,613	320,613	403,716	1,067,942
	2021	468,650	763,863	11,600	1,244,113
Jennifer Rhodes Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Secretary(5)	2022	440,840	320,613	12,200	773,653
___________________________________
(1)Amounts shown represents the grant date fair value of options granted as calculated in accordance with ASC Topic 718. See Note 2 of the financial statements included in Angion’s Annual Report on Form 10-K for the year ended December 31, 2022, to be filed with the SEC for the year ended December 31, 2022 for the assumptions used in calculating this amount.
(2)All other compensation includes severance benefits in the form of cash severance of $363,825 and COBRA payments equal to $28,842 paid to Dr. Neylan in 2022 pursuant to Angion’s Executive Separation Benefits Plan dated August 15, 2022, and severance benefits in the form of cash payments tied to salary of $484,018 and tied to bonus of $363,014, and COBRA payments equal to $2,174 paid to Dr. Goldberg pursuant to his severance agreement with Angion dated February 25, 2022. Amounts also include a company match under Angion’s 401(k) plan in the following amounts: Dr. Venkatesan, $11,876 and $11,600 for 2022 and 2021; Dr. Goldberg, $5,125 and $11,600 for 2022 and 2021; Dr. Neylan, $11,049 and $11,600 for 2022 and 2021; and Ms. Rhodes, $12,200 for 2022.
(3)After serving as Executive Chairman and Chief Scientific Officer for Angion during the year ended December 31, 2021, Dr. Goldberg resigned his employment in February 2022, and no longer serves as an Executive Officer of Angion. Dr. Goldberg continues to serve as a Director and Chairman Emeritus.
(4)After being appointed Executive Vice President and Head of Research in March 2022 and serving in that role and as Chief Medical Officer until August 2022, Dr. Neylan departed from Angion in August 2022 as part of a reduction in force.
(5)Ms. Rhodes was appointed Executive Vice President, Chief Business Officer in March 2022, and continues to serve as General Counsel, Chief Compliance Officer and Secretary.

Narrative to Summary Compensation Table
2022 Salaries
Our Named Executive Officers (NEO) each receive a base salary to compensate them for services rendered to our company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. Dr. Venkatesan’s annual base salary in 2021 was $587,100 and was increased to $608,000, effective as of January 1, 2022. Dr. Goldberg’s annual base salary in 2021 was $484,018 and remained the same through the end of his employment with Angion in February of 2022. Dr. Neylan’s annual base salary in 2021 was $468,650 and was increased to $485,100 effective as of January 1, 2022 and remained the same through the end of his employment with Angion in August 2022. Angion’s Board and compensation committee may adjust base salaries from time to time in their discretion.

2022 Bonuses
Our NEOs did not receive a discretionary cash bonus in 2021 or 2022 (except for the bonus paid to Dr. Goldberg for as required by Dr. Goldberg’s severance agreement with Angion dated February 25, 2022). The bonus targets for Angion’s Named Executive Officers were 55% of base salary for Dr. Venkatesan, and 40% of base salary for Dr. Goldberg, Dr. Neylan, and Ms. Rhodes.
Equity-Based Compensation
In March 2022, Angion granted each of Dr. Venkatesan, Dr. Neylan and Ms. Rhodes an option to purchase 760,000, 275,000, and 275,000 shares of its common stock, respectively, under Angion’s 2021 Incentive Award Plan (Angion’s 2021 Plan). Of Dr. Venkatesan’s grant of options, 600,000 vest as to 1/48th of the shares subject to the option on each monthly anniversary of March 3, 2022, and 160,000 vest in two tranches of 50% on July 31, 2022, and December 31, 2022. Of Dr. Neylan’s and Ms. Rhodes’ grants of options, 175,000 vest as to 1/48th of the shares subject to the option on each monthly anniversary of March 2, 2022, and 100,000 vest in two tranches of 50% on July 31, 2022, and December 31, 2022. All vesting by the Named Executive Officer is subject to being employed or in continuous service to Angion as defined in the 2021 Plan through such vesting date. Dr. Neylan is no longer employed by Angion as of August 2022, and he had no outstanding options as of December 31, 2022, issued under the 2021 Plan or the Amended and Second Restated 2015 Equity Award Plan (Angion’s 2015 Plan).

In February 2021, we granted each of Dr. Venkatesan, Dr. Goldberg and Dr. Neylan an option to purchase 178,920, 70,012 and 70,012 shares of our common stock, respectively, under our 2021 Incentive Award Plan (the “2021 Plan”). Each of Dr. Venkatesan's, Dr. Goldberg’s and Dr. Neylan’s options vest as to 1/48th of the shares subject to the option on each monthly anniversary of February 5, 2021, subject to the applicable NEO being employed or in continuous service to us as defined in the 2021 Plan through such vesting date. Upon our IPO in February 2021, Dr. Venkatesan’s and Dr. Goldberg’s performance-based restricted stock units (PSUs) met the performance condition, an initial public offering as defined in the Amended and Second Restated 2015 Equity Award Plan (the “2015 Plan”). Accordingly, the vesting of such PSUs in three equal parts, with the first part vesting commenced upon the IPO in February 2021, the second part vesting for each Dr. Venkatesan and Dr. Goldberg on June 24, 2021, and the third part vested for each on June 24, 2022. As of December 31, 2022, 556,530 shares subject to PSUs have been vested.
Other Elements of Compensation
Severance Plans
For a description of Angion’s severance plans and arrangements, see “Potential Payments Upon Termination or Change of Control” below.
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
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to an NEO when we believe it is necessary to attract or retain the NEO. In 2022 and 2021, we did not provide any perquisites or personal benefits to our NEOs not otherwise made available to our other employees.

Outstanding Equity Awards at 2022 Fiscal Year End
The following table lists all outstanding equity awards held by our NEOs as of December 31, 2022.

		Option Awards				Stock Awards
Name	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares or Units of Shares that Have Not Vested ($)(2)
Jay R. Venkatesan, M.D.	5/1/2018 (3)	934,400	—	5.89	5/1/2028	—	—
	6/18/2020	77,791	46,675	7.77	6/17/2030	—	—
	2/5/2021	82,005	96,915	16.00	2/4/2031	—	—
	3/3/2022(6)	272,500	487,500	1.94	3/2/2032	—	—
Itzhak Goldberg	12/19/2018(4)	40,600	—	6.05	1/21/2029	—	—
	6/18/2020	38,895	23,338	7.77	6/17/2030	—	—
	2/5/2021	32,088	37,924	16.00	2/4/2031	—	—
Jennifer J. Rhodes	2/14/2020(4)	113,040	3,647	9.51	2/13/2030	—	—
	2/14/2020(5)	—	—	—	2/13/2030	15,802	12,831
	6/18/2020	36,464	21,879	7.77	6/17/2030	—	—
	2/5/2021	32,088	37,924	16.00	2/4/2031	—	—
	3/2/2022(6)	132,812	142,188	1.99	3/1/2032	—	—
John Neylan (7)	—	—	—	—	—	—	—
___________________________________
(1)Except as otherwise noted, options and stock awards vest as to 1/48th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to the holder's continued service to Angion through each vesting date.
(2)The market value of shares that have not vested is calculated based on a value of $0.812 per share, the closing price of Angion’s common stock as of December 30, 2022, the last trading day of 2022.
(3)The stock option award vests as to 25% of the shares on the vesting commencement date and thereafter 10% of the shares vest on each quarterly anniversary, subject to Dr. Venkatesan’s continued service to Angion through such vesting date; provided that an additional 25% of the shares can vest if certain financing goals are achieved. This award is fully vested.
(4)The stock option award vests as to 25% of the shares on the first anniversary of the vesting commencement date and vest as to the remaining 75% of the shares in 24 substantially equal monthly installments thereafter, such that all awards will be vested on the anniversary of the vesting commencement date, subject to the Named Executive Officer’s continued service to Angion through such vesting date.
(5)The restricted stock units shall vest as to 25% of the shares on the first anniversary of the vesting commencement date and vest as to the remaining 75% of the shares in 24 substantially equal monthly installments thereafter, such that all awards will be vested on the third anniversary of the vesting commencement date. In January 2022, the vesting schedule for this grant was modified to vest annually on January 13, 2023, and then the vesting schedule was subsequently modified in December 2022 so that vesting shall occur upon certain triggering events in an amount equal to what she would have other vested on the original monthly schedule, including if Ms. Rhodes is involuntary terminated, Ms. Rhodes resigned her employment with Angion, or if the current merger transaction announced by Angion on January 17, 2023 is abandoned.
(6)Dr. Venkatesan and Ms. Rhodes each received two stock option awards in March of 2022. The first award granted Dr. Venkatesan of 600,000 share and Ms. Rhodes of 160,000 shares, all vest at a rate of 1/48th of the shares subject to the award each month following the vesting commencement date. The second award granted Dr. Venkatesan of 160,000 shares and Ms. Rhodes of 100,000 shares, all vest at a rate of 50% on July 31, 2022 and December 31, 2022. Both awards are subject to subject to the Named Executive Officer’s continued service to Angion through each vesting date.
(7)Dr. Neylan has no outstanding equity awards as of December 31, 2022, due to the end of his employment on August 15, 2022 and consistent with the term of the 2021 and 2015 Plans.

Executive Compensation Arrangements
We previously entered into offer letter agreements with each of our named executive officers in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each named executive officer, including initial base salary, equity grants and employee benefits eligibility.
Service Agreements

Jay R. Venkatesan, M.D.

In March 2019, Angion entered into an amended and restated employment agreement with Dr. Venkatesan, which set forth his base salary going forward, an additional stock grant of 45,419 shares of Angion’s common stock as compensation for service previously rendered and eligibility to participate in Angion’s benefit plans. Dr. Venkatesan was also eligible to receive an additional equity award that was granted by Angion in June 2019.

Jennifer J. Rhodes, J.D.

In November 2019, Angion entered into an offer letter agreement with Ms. Rhodes (as amended in February 2020), which sets forth the terms and conditions of her employment as Angion’s Senior Vice President, General Counsel effective as of January 2020. In addition to her base salary and an annual target bonus, Ms. Rhodes is also eligible to receive an option grant and a restricted stock unit grant, each of which was granted by Angion in February 2020. The offer letter also provides for a sign-on bonus of $100,000 payable with respect to 50% of such amount in March 2020 and the remaining 50% in September 2020. Ms. Rhodes is entitled to participate in all applicable health and welfare benefit programs for which other executive employees of Angion are generally eligible. Pursuant to the terms of such agreement and the accompanying confidential information, non-disclosure and assignment of inventions agreement, Ms. Rhodes is subject to indefinite confidentiality restrictions, standard intellectual property provisions and non-solicitation restrictions effective during and 12 months post-employment.

Gregory Curhan

In June 2020, Angion entered into a consulting agreement (which was subsequently amended for the last time in March 2022) setting forth the terms and conditions for Mr. Curhan’s service to Angion as its Chief Financial Officer. Pursuant to the consulting agreement, Mr. Curhan provides part-time consulting services to Angion as Angion’s Chief Financial Officer. Mr. Curhan receives $550 per hour for his services.
Potential Payments Upon Termination or Change of Control
In connection with Angion’s initial public offering, Angion entered into new severance and change in control plan covering all of Angion’s Named Executive Officers superseding and replacing the severance benefits they would otherwise be entitled to receive, other than Dr. Goldberg, as further described below.
Under Angion’s severance plan encompassing each of Angion’s Named Executive Officers, if such Named Executive Officer’s employment with Angion is terminated without “cause” or such Named Executive Officer resigns for “good reason” (as each is defined in the severance plan), the applicable Named Executive Officer will be entitled to receive: (i) nine months of continued base salary (or 12 months for Dr. Venkatesan) and (ii) payment or reimbursement of the cost of continued healthcare coverage for nine months (or 12 months for Dr. Venkatesan). In lieu of the foregoing benefits, if each Named Executive Officer’s employment with Angion is terminated without “cause” or such Named Executive Officer resigns for “good reason” during the 12-month period following a Change in Control (as defined in the 2021 Plan), the applicable Named Executive Officer will be entitled to receive: (i) 12 months of continued base salary (or 18 months for Dr. Venkatesan), (ii) payment or reimbursement of the cost of continued healthcare coverage for 12 months (or 18 months for Dr. Venkatesan), (iii) an amount equal to 12 months of such Named Executive Officer’s annual bonus for the year of termination assuming 100% of target performance (or 18 months for Dr. Venkatesan) and (iv) full accelerated vesting of any of unvested equity awards (except for any performance awards). The foregoing severance benefits are subject to the applicable Named Executive Officer’s delivery of an executed release of claims against Angion and continued compliance with the Named Executive Officer’s confidentiality obligations under the severance plan.
Until February 28, 2022, Dr. Goldberg had separate severance arrangements with Angion set forth in his Employment Agreement with Angion dated May 1, 2018, providing him severance pay, annual bonus payments and COBRA reimbursements for eighteen (18) months for any termination without “cause”, resignation for “good reason”, or “change of control” as defined by his Employment Agreement. On February 25, 2022, Angion and Dr. Goldberg entered into a Separation Agreement on such terms.
On January 13, 2023, the Angion Board adopted the Angion Biomedica Corp. Retention Bonus Plan (Retention Bonus Plan). Participants in the Retention Bonus Plan include Dr. Venkatesan and Ms. Rhodes. The Retention Bonus Plan provides for the payment of a cash retention bonus equal to 100% of a participant’s base salary, 65% of which becomes earned and payable upon the occurrence of a corporate triggering event (defined to include a change in control (as defined in Angion’s 2021 Plan), a reverse merger or a dissolution) and 35% of which becomes earned and payable three months after the occurrence of such corporate triggering event, subject in each case to earlier payment upon the occurrence of a qualifying termination of the participant’s employment by Angion without “cause” or by the participant for “good reason,” each as defined in the Retention Bonus Plan. Upon the earlier of a corporate triggering event or a qualifying termination, time-based equity awards will vest in full, the post-termination exercise period of options held by the participant will be extended by four years (but no later than the original term of the option) and participants will receive an additional lump sum cash payment (approximately $1,464,000 in the case of Dr. Venkatesan and $642,000 in the case of Ms. Rhodes, in each case less applicable withholding). Participants will no longer have the right to receive any payments under Angion’s Executive Separation Benefits Plan. The receipt of payments under the Retention Bonus Plan is subject to the execution of a general release of claims by the participant. Concurrently, the Angion Board approved modifications of the Angion stock options held by Mr. Curhan, such that, upon the earlier of a corporate triggering event or a qualifying termination and subject to Mr. Curhan’s execution of a general release of claims, one option granted in 2022 will vest in full and the post-termination exercise period of all options will be extended by four years (but no later than the original term of the option).

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

Under the Director Compensation Program, as amended by the board of directors on March 8, 2021 and on June 9, 2022, each non-employee director will automatically be granted an option to purchase 30,000 shares of our common stock upon the director's initial appointment or election to our board of directors (Initial Grant) and an option to purchase 15,000 shares of our common stock automatically on the date of each annual stockholder's meeting thereafter, (Annual Grant), unless otherwise approved by the Board of Directors. The Director Compensation Program also provides for accelerated vesting of unvested director awards upon a change of control.

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

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total(2) ($)
Victor Ganzi, J.D.	77,500	16,275	93,775
Allen Nissenson, M.D.	62,500	16,275	78,775
Gilbert S. Omenn, M.D., Ph.D	60,500	16,275	76,775
Karen Wilson	65,000	16,275	81,275
__________________________
(1) Amounts shown represents the grant date fair value of options granted during fiscal year 2022 as calculated in accordance with ASC Topic 718. See note 2 of the financial statements included in Angion’s Annual Report on Form 10-K for the year ended December 31, 2022, to be filed with the SEC, for the assumptions used in calculating this amount. As of December 31, 2022, Messrs. Ganzi, Nissenson and Omenn and Ms. Wilson each held options to purchase an aggregate of 68,895 shares of Angion’s common stock
(2) Non-employee directors only received cash fees and stock awards as compensation for their service on the Board of Directors.
The Compensation Committee of the Board has reviewed and assessed Angion’s compensation policies and practices as they related to risk management are not reasonably likely to have a material adverse effect on Angion.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2023 by:

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of our common stock;
•each of our directors;
•each of our named executive officers; and
•all directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after March 15, 2023 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 30,113,484 shares of our common stock outstanding as of March 15, 2023. Shares of our common stock that a person has the right to acquire within 60 days after March 15, 2023 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Angion Biomedica Corp., 7-57 Wells Avenue, Newton, Massachusetts 02459.

	Beneficiary Ownership Table as of March 15, 2023 (1)
	Number	Percentage
5% and Greater Stockholders:
Jay R. Venkatesan, M.D. (2)	2,655,703	8.4%
Thomas A. Satterfield, Jr.(3)	2,213,383	7.4%
Entities associated with Vifor (International), Ltd.(4)	1,995,643	6.6%
Itzhak D. Goldberg, M.D.(5)	1,812,048	6.0%
EISA-ABC, LLC (6)	1,722,237	5.7%
Named Executive Officers and Directors:
Jay R. Venkatesan, M.D. (2)	2,655,703	8.4%
Itzhak D. Goldberg, M.D.(5)	1,812,048	6.0%
Victor F. Ganzi (7)	1,032,593	3.4%
Jennifer J. Rhodes, J.D.(8)	363,032	1.2%
Gilbert S. Omenn, M.D., Ph.D.(9)	134,221	*
Karen J. Wilson (10)	72,613	*
Allen R. Nissenson (11)	63,278	*
John Neylan, M.D.(12)	35,136	*
All directors and executive officers as a group (9 persons) (13)	6,365,149	19.6%
_______________________________________________________
*     Represents beneficial ownership of less than 1% of the shares of our common stock.
(1)     This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Applicable percentages are based on 30,113,362 shares outstanding on March 15, 2023, adjusted as required by rules promulgated by the SEC. Unless otherwise noted below, the address for persons listed in the table is c/o Angion Biomedica Corp. 7-57 Wells Avenue, Newton, Massachusetts 02459.
(2)    Consists of (i) 1,192,730 shares of Angion’s common stock held directly by Jay R. Venkatesan, M.D., (ii) 1,458,205 shares of Angion’s common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023, and (iii) 4,768 shares of Angion’s common stock held by the Venkatesan Family Trust.
(3)    Based upon a Schedule 13G/A filed on February 10, 2023 as of December 31, 2022, Mr. Satterfield has sole voting and investment power with respect to 308,647 of these shares, and shared voting and investment power with respect to 1,904,796 of these shares. With respect to the beneficial ownership reported for Thomas A. Satterfield, Jr., 300,000 shares are held by Tomsat Investment & Trading Co., Inc., a corporation controlled by Mr. Satterfield and of which he serves as President; 732,178 shares are held by Caldwell Mill Opportunity Fund, which fund is managed by an entity of which Mr. Satterfield owns a 50% interest and serves as Chief Investment Manager; and 600,000 shares are held by A.G. Family L.P., a partnership managed by a general partner controlled by Mr. Satterfield. Additionally, Mr. Satterfield has limited powers of attorney for voting and disposition purposes with respect to the following securities: Satterfield Vintage Investments LP (200,000 shares and 15,558 warrants); Rebecca A. Satterfield (25,000 shares); and George and Laura Thaggard Pontikes (32,000 shares). These individuals and entities have the right to receive or the power to direct the receipt of the proceeds from the sale of their respective shares. The address for Mr. Satterfield is 15 Colley Cove Drive, Gulf Breeze, FL 32561.
(4)     The shares are owned directly by Vifor (International) Ltd., a Swiss joint stock corporation, which is a wholly owned subsidiary of Vifor Pharma Participations Ltd., a Swiss joint stock corporation, which is a wholly owned subsidiary of Vifor Pharma Ltd., a Swiss joint stock corporation. Vifor Pharma Ltd. is a wholly owned subsidiary of CSL Behring AG, a Swiss joint stock corporation, which is a wholly owned subsidiary of CSL Behring Holdings Limited, an English private limited company. CSL Behring Holdings Limited is a wholly owned subsidiary of CSL Behring (Holdings) Pty Ltd, an Australian private limited company, which is a wholly owned subsidiary of CSL Limited, an Australian public limited company listed on the Australian Securities Exchange (ASX). Each of Vifor Pharma Participations Ltd., Vifor Pharma Ltd., CSL Behring AG, CSL Behring Holdings Limited, CSL Behring (Holdings) Pty Ltd and CSL Limited may be deemed to beneficially own the shares by virtue of the relationships described above. Voting and investment decisions are made by management at the direction of the Board of Directors of CSL Limited. The Board of Directors of CSL Limited comprise nine members, which exercises its voting and dispositive power by majority vote. The address of CSL Limited is 45 Poplar Road, Parkville VIC 3052, Australia. The address for Vifor (International) Ltd. is Rechenstrasse 37, CH-9014 St. Gallen, Switzerland.
(5)     Consists of (i) 1,687,986 shares of Angion’s common stock held directly by Dr. Goldberg, and (ii) 119,849 shares of Angion’s common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023. The address of Dr. Goldberg is 41 Brayton Street, Englewood, NJ 07631.
(6)     Based upon information provided by EISA-ABC. The address of EISA-ABC, LLC is 41 Brayton Street, Englewood, NJ 07631.
(7)     Consists of (i) 823,117 shares of Angion’s common stock held directly by Victor F. Ganzi, J.D., (ii) 155,581 shares of Angion’s common stock held by Victor F Ganzi 2012 GST Family Trust held by Victor Ganzi, and (iii) 53,895 shares of Angion’s common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023.
(8)     Consists of (i) 14,597 shares of Angion’s common stock held directly by Jennifer J. Rhodes, J.D., and (ii) 348,435 that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023.
(9)     Consists of (i) 80,326 shares of Angion’s common stock held by the Gilbert S. Omenn Revocable Trust, and (ii) 53,895 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023.
(10)     Consists of (i) 18,718 shares of Angion’s common stock held directly by Karen Wilson, and (ii) 53,895 shares of Angion’s common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023.
(11)     Consists of (i) 9,383 shares of Angion’s common stock held directly by Allen R. Nissenson, and (ii) 53,895 shares of Angion’s common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023.

(12)     Consists solely of shares of Angion’s common stock held directly by John Neylan, M.D.
(13)     Consists of the shares described in footnotes 6 through 12 above, plus (i) 4,000 shares of Angion’s common stock held directly by Greg Curhan, and (ii) 192,525 that may be acquired pursuant to the exercise of stock options within 60 days of March 15, 2023.
Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2022. Information is included for equity compensation plans approved by our stockholders. As of December 31, 2022, we did not have any equity compensation plans that were not approved by our stockholders.

Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	4,890,416	$6.68	3,799,357
Equity compensation plans not approved by stockholders	—	—	—
Total	4,890,416	$6.68	3,799,357
(1) Consists of shares subject to our 2015 Equity Incentive Plan (the “2015 Plan”), our 2021 Incentive Award Plan. (the “2021 Plan”), and 2021 Employee Stock Purchase Plan (the “ESPP”). The 2021 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 5% of the number of shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2022, the 2021 Plan was increased by 1,497,917 pursuant to such evergreen provision. The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 299,583 (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2022, the ESPP was increased by 1% of share outstanding shares as of January 1, 2022 pursuant to such evergreen provision. No shares are reflected as being subject to rights as of December 31, 2022 as we have not started any offering periods under the ESPP and, even if we did, such number of shares could not be calculated.
(2) Shares subject to RSUs do not have an exercise price. The weighted average exercise price for just the stock options outstanding was $6.30.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeds or will exceed $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under "Executive Compensation." We also describe below certain other transactions with our directors, executive officers and stockholders.
All of the transactions set forth below were approved by a majority of our board of directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by our audit committee and a majority of the members of our board of directors, including a majority of the independent and disinterested members of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
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
Transactions with NovaPark LLC
We rent office and laboratory space in Uniondale, New York from NovaPark LLC (NovaPark), an affiliated company, under a lease that expires on June 20, 2026. The space that we rent is part of a 110,000-square-foot general laboratory and development facility (the NovaPark Facility) for biological and chemistry research owned by NovaPark. We recorded rent expense for fixed lease payments of $1.3 million for the year ended December 31, 2022. We recorded rent expense for variable expenses related to the lease of $0.4 million for the year ended December 31, 2022.
In March 2023, we entered into a Surrender Agreement with NovaPark pursuant to which (a) we shall pay to NovaPark a termination fee of $3.03 million, and (b) we thereby enter into a Membership Interest Redemption Agreement pursuant to which we relinquish our 10% membership interest in NovaPark. The Surrender Agreement provides that, except for the payment of the termination fee described above, no other rent or charges (whether or not now accruing or in arrears) will be due from us with respect to any period prior to or subsequent to the surrender of the Property to NovaPark, thereby relieving us of rent payments equal to approximately $3.86 million, plus other amounts for facility fees and utilities with respect to the Property. Prior to entering into the Surrender Agreement, we owned, Dr. Goldberg and Rina Kurz, Dr. Goldberg's spouse, owned 10%, 45% and 45%, respectively, of the membership interests in NovaPark LLC. The transactions were approved by the Audit Committee of Angion’s Board of Directors as this transaction was a related party transaction.
Consultant Fees and Employment of Immediate Family
We have paid consulting fees under an agreement with Rina Kurz, Dr. Goldberg's spouse, for management and administrative services relating to our U.S. government grants and contracts. For the year ended December 31, 2022, consultant fees paid to Ms. Kurz were immaterial. We believe the consulting arrangement with Ms. Kurz was made on terms no less favorable to us than those that we could obtain from unaffiliated third parties. We terminated Ms. Kurz’s consultant agreement in February 2022.
Elisha Goldberg, Dr. Goldberg's son, who formerly served as our Vice President and Director of Strategy, was separated from his employment with us on January 31, 2022 as part of our reduction in force announced in January

2022. For the year ended December 31, 2022, Elisha Goldberg was paid $0.3 million in salary and other compensation pursuant to Mr. Goldberg’s separation agreement with us dated March 1, 2022. Pursuant to the terms of the Separation Agreement, Mr. Goldberg will receive total severance benefits of approximately $0.4 million. Mr. Goldberg also had the right to exercise vested stock options he received under our Amended and Second Restated 2015 Equity Incentive Plan or our 2021 Incentive Award Plan for an extended period of 11 months, until December 31, 2022. None of the vested stock options were exercised by Mr. Goldberg.

Ohr Investment

We and the family of Dr. Goldberg own approximately 2.4% and 78.7%, respectively, of the membership interests in Ohr, an affiliated company. Dr. Goldberg’s son, Elisha Goldberg, is the manager of Ohr. In addition, Dr. Venkatesan and Mr. Ganzi each own approximately 1.6% of the membership interests in Ohr.

In November 2013, we granted Ohr an exclusive worldwide license, with the right to sublicense, under our patent rights covering one of Angion's CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. Sublicensees may not grant further sublicenses under our patent rights other than to affiliates of such sublicensees and entities with which sublicensees are collaborating for the research, development, manufacture and commercialization of the products. Ohr will pay us a royalty at a rate in the low single digits on gross revenue of products incorporating ANG-3522, and milestone payments potentially totaling up to $9.0 million based on achievement of sales milestones. Royalties and milestone payments will be paid until the later of 15 years from the first commercial sale of a licensed product or the last to expire licensed patent rights. The royalty rate is subject to adjustments under certain circumstances. We believe the Ohr License was made on terms no less favorable to us than those we could obtain from unaffiliated third parties. On February 5, 2023, we executed the First Amendment to the Ohr license agreement. Such amendment allows Ohr access to our CYP26 inhibitors beyond ANG-3522 for the use in of treating conditions of the skin and hair, eliminates our obligation to prosecute or maintain the patents rights licensed to Ohr at its principal expense, and allows Ohr to prosecute and maintain such patent rights its sole own expense. No revenue from this license agreement was recognized in 2022 and 2021.
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
Director Independence
Our board of directors currently consists of six members. Our board of directors has determined that all of our directors, other than Dr. Venkatesan and Dr. Goldberg, qualify as "independent" directors in accordance with The Nasdaq Stock Market listing requirements. Dr. Venkatesan and Dr. Goldberg are not considered independent because they were employees of Angion Biomedica Corp. in 2022. As of March 2022, Dr. Goldberg was no longer an employee of Angion. In addition, as required by The Nasdaq Stock Market rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees

The following table sets forth all fees billed for professional audit, tax and other services rendered by Moss Adams LLP (in thousands):

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$497	$408
Tax Fees (2)	33	22
Other (3)	29	31
Total Fees	$559	$461
__________________________
(1) Audit fees are for professional services for the audit of our financial statements, the review of quarterly interim financial statements, and for services that are normally provided by the accountant in connection with other regulatory filings or engagements. Fees for the year ended December 31, 2022 include services associated with our S-3, S-4 and S-8 filings. Fees for the year ended December 31, 2021 include services associated with our IPO and services rendered for the 2021 audit.
(2) Tax fees are for compliance and consultation.
(3) Other fees are for admin fees and grant compliance audit fees.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Angion’s independent registered public accounting firm, Moss Adams LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined the rendering of services other than audit services by Moss Adams LLP is compatible with maintaining the principal accountant’s independence.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
(b)Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.	8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	2/9/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10K	3/30/2022	4.5
10.1	Agreement of Lease, dated June 21, 2011, by and between Angion Biomedica Corp. and NovaPark LLC, as amended.	S-1	1/15/2021	10.1
10.2†	Licensing Agreement, dated November 6, 2020, by and between Angion Biomedica Corp. and Vifor (International) Ltd.	S-1	1/15/2021	10.4
10.2(a)†	Amendment – First Amendment dated July 1, 2021 to Licensing Agreement, dated November 6, 2020, by and between Angion Biomedica Corp. and Vifor (International) Ltd.	10K	3/30/2022	10.2(a)
10.3(a)#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)
10.3(b)#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.3(c)#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.3(d)#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.4(a)#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.5#	2021 Employee Stock Purchase Plan.	S-1/A	2/1/2021	10.7
10.6#	Amended and Restated Employment Agreement, dated March 29, 2019, by and between Angion Biomedica Corp. and Jay R. Venkatesan.	S-1	1/15/2021	10.8
10.7#	Executive Employment Agreement, dated May 1, 2018, by and between Angion Biomedica Corp. and Itzhak D. Goldberg.	S-1	1/15/2021	10.9
10.7(a)	Separation Agreement, dated February 25, 2022, by and between Angion Biomedica Corp. and Itzhak D. Goldberg	10-K	3/30/2022	10.7(a)
10.8(b)	Separation Agreement, dated March 1, 2022, by and between Angion Biomedica Corp. and Elisha Goldberg	10-K	3/30/2022	10.8(b)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.9#	Executive Employment Agreement, dated December 17, 2018, by and between Angion Biomedica Corp. and John F. Neylan.	S-1	1/15/2021	10.10
10.10#	Offer Letter, dated November 27, 2019, as amended, by and between Angion Biomedica Corp. and Jennifer J. Rhodes.	S-1	1/15/2021	10.11
10.11#	Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	S-1	1/15/2021	10.12
10.11(a)#	First Amendment dated September 9, 2022 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	10-K	3/30/2022	10.11(a)
10.11(b)#	Second Amendment dated December 1, 2021 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	10-K	3/30/2022	10.11(b)
10.11(c)#	Third Amendment dated March 17, 2022 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	10-K	3/30/2022	10.11(c)
10.12#	Non-Employee Director Compensation Program.	10-K	3/30/2022	10.12
10.13	Form of Indemnification Agreement for directors and officers.	S-1	1/15/2021	10.14
10.14#	Amended and Restated Executive Separation Benefits Plan dated November 19, 2021.	10-K	3/30/2022	10.14
10.15#	Supply Agreement, dated December 10, 2021, by and between Angion Biomedica Corp. and Solara Active Pharma Sciences, Ltd.	10-K	3/30/2022	10.15
10.16#	Angion Biomedica Corp. Retention Bonus Plan	S-4	2/13/2023	10.23
10.17#	License Agreement dated November 15, 2013, as amended, by and between Angion Biomedica Corp. and Ohr Cosmetics LLC.				X
10.17(a)#	First Amendment dated February 5, 2023 to License Agreement dated November 15, 2013, by and between Angion Biomedica Corp. and Ohr Cosmetics LLC.				X
10.18#	Surrender Agreement dated March 9, 2023, by and between Angion Biomedica Corp. and Novapark LLC				X
10.19#	Membership Redemption Interest Agreement dated March 9, 2023, by and between Angion Biomedica Corp. and Novapark LLC				X
2015	Stock Purchase Agreement, dated February 4, 2021, by and among Angion Biomedica Corp. and the purchasers named therein.	8-K	2/09/2021	10.1
2016#	2022 Compensation Decisions with Executive Officers	8-K	3/04/2022	Item 5.02
21.1	Subsidiaries of the registrant.	S-1	1/15/2021	21.1
23.1	Consent of independent registered public accounting firm.				X
24.1	Power of Attorney (reference is made to the signature page hereto)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File				X
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

Date: March 17, 2023

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

Signature	Title	Date

/s/ JAY R. VENKATESAN, M.D.	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2023
Jay R. Venkatesan, M.D.

/s/ GREGORY S. CURHAN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2023
Gregory S. Curhan

/s/ ITZHAK D. GOLDBERG, M.D.	Director and Chairman Emeritus	March 17, 2023
Itzhak D. Goldberg, M.D.

/s/ VICTOR F. GANZI	Lead Independent Director	March 17, 2023
Victor F. Ganzi

/s/ ALLEN R. NISSENSON, M.D.	Director	March 17, 2023
Allen R. Nissenson, M.D.

/s/ GILBERT S. OMENN, M.D., PH.D.	Director	March 17, 2023
Gilbert S. Omenn, M.D., Ph.D.

/s/ KAREN J. WILSON	Director	March 17, 2023
Karen J. Wilson