Form 10-K/A
period 2022-12-31
Angion Biomedica Corp.
filed 2023-04-28
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K/A
(Amendment No. 1)
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
(857) 336-4001
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
The number of shares of the issuer’s common stock outstanding as of March 15, 2023, was 30,114,190.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Moss Adams LLP	Auditor Location: Seattle, Washington	PCAOB ID: 659

Explanatory Note

Angion Biomedica Corp. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2023. Angion is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) solely for the purpose of refiling Exhibit 32.2 thereto to correct a typographical error in that exhibit, which inadvertently referenced the period of the Form 10-K as being for the fiscal year 2021 instead of 2022. Accordingly, in addition to required changes to the cover page, this Form 10-K/A also amends and restates Part IV, Item 15 of the Form 10-K in its entirety to add (a) the corrected Exhibit 32.2 certification, and (b) new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.3 and 31.4 with respect to this Form 10-K/A.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the consolidated financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and Angion’s other filings with the SEC.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
(b)Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.	8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	2/9/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Amended and Restated Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10K	3/30/2022	4.5
10.1	Agreement of Lease, dated June 21, 2011, by and between Angion Biomedica Corp. and NovaPark LLC, as amended.	S-1	1/15/2021	10.1
10.2†	License Agreement, dated November 6, 2020, by and between Angion Biomedica Corp. and Vifor (International) Ltd.	S-1	1/15/2021	10.4
10.2(a)†	Amendment – First Amendment dated July 1, 2021 to Licensing Agreement, dated November 6, 2020, by and between Angion Biomedica Corp. and Vifor (International) Ltd.	10K	3/30/2022	10.2(a)
10.3(a)#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)
10.3(b)#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.3(c)#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.3(d)#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.4(a)#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.5#	2021 Employee Stock Purchase Plan.	S-1/A	2/1/2021	10.7
10.6#	Amended and Restated Employment Agreement, dated March 29, 2019, by and between Angion Biomedica Corp. and Jay R. Venkatesan.	S-1	1/15/2021	10.8
10.7#	Executive Employment Agreement, dated May 1, 2018, by and between Angion Biomedica Corp. and Itzhak D. Goldberg.	S-1	1/15/2021	10.9
10.7(a)	Separation Agreement, dated February 25, 2022, by and between Angion Biomedica Corp. and Itzhak D. Goldberg	10-K	3/30/2022	10.7(a)
10.8(b)	Separation Agreement, dated March 1, 2022, by and between Angion Biomedica Corp. and Elisha Goldberg	10-K	3/30/2022	10.8(b)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.9#	Executive Employment Agreement, dated December 17, 2018, by and between Angion Biomedica Corp. and John F. Neylan.	S-1	1/15/2021	10.10
10.10#	Offer Letter, dated November 27, 2019, as amended, by and between Angion Biomedica Corp. and Jennifer J. Rhodes.	S-1	1/15/2021	10.11
10.11#	Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	S-1	1/15/2021	10.12
10.11(a)#	First Amendment dated September 9, 2022 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	10-K	3/30/2022	10.11(a)
10.11(b)#	Second Amendment dated December 1, 2021 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	10-K	3/30/2022	10.11(b)
10.11(c)#	Third Amendment dated March 17, 2022 to Consulting Agreement, dated June 3, 2020, as amended, by and between Angion Biomedica Corp. and Gregory S. Curhan.	10-K	3/30/2022	10.11(c)
10.12#	Non-Employee Director Compensation Program.	10-K	3/30/2022	10.12
10.13	Form of Indemnification and Advancement Agreement for directors and officers.	S-1	1/15/2021	10.14
10.14#	Amended and Restated Executive Separation Benefits Plan dated November 19, 2021.	10-K	3/30/2022	10.14
10.15#	Supply Agreement, dated December 10, 2021, by and between Angion Biomedica Corp. and Solara Active Pharma Sciences, Ltd.	10-K	3/30/2022	10.15
10.16#	Angion Biomedica Corp. Retention Bonus Plan	S-4	2/13/2023	10.23
10.17#	License Agreement dated November 15, 2013, as amended, by and between Angion Biomedica Corp. and Ohr Cosmetics LLC.				X
10.17(a)#	First Amendment dated February 5, 2023 to License Agreement dated November 15, 2013, by and between Angion Biomedica Corp. and Ohr Cosmetics LLC.				X
10.18#	Surrender Agreement dated March 9, 2023, by and between Angion Biomedica Corp. and Novapark LLC				X
10.19#	Membership Redemption Interest Agreement dated March 9, 2023, by and between Angion Biomedica Corp. and Novapark LLC				X
2015	Stock Purchase Agreement, dated February 4, 2021, by and among Angion Biomedica Corp. and the purchasers named therein.	8-K	2/09/2021	10.1
2016#	2022 Compensation Decisions with Executive Officers	8-K	3/04/2022	Item 5.02
21.1	Subsidiaries of the registrant.	S-1	1/15/2021	21.1
23.1	Consent of independent registered public accounting firm.				X
24.1	Power of Attorney (reference is made to the signature page hereto)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.
					X
31.4
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.
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
^ The certification that accompanies the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
X Refers to the Form 10-K filed March 17, 2023, other than with respect to Exhibits 31.3 and 31.4, which are with respect to this Form 10-K/A, and Exhibit 32.2, which replaces Exhibit 32.2 in the Form 10-K filed March 17, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023

ANGION BIOMEDICA CORP.

By:	/s/ JAY R. VENKATESAN, M.D.
Jay R. Venkatesan, M.D. President and Chief Executive Officer and Chairman (Duly Authorized Officer and Principal Executive Officer)