Form 10-Q
period 2023-03-31
Angion Biomedica Corp.
filed 2023-05-10
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-39990
ANGION BIOMEDICA CORP
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7-57 Wells Avenue Newton, Massachusetts	02459
(Address of Principal Executive Offices)	(Zip Code)
(415) 655-4899
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	ANGN	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of May 5, 2023 was 30,113,703.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our expectations regarding the announced reverse merger transaction with Elicio Therapeutics, Inc.;
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ANGION BIOMEDICA CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$29,219	$50,487
Prepaid expenses and other current assets	1,730	943
Notes receivable	9,678	—
Total current assets	40,627	51,430
Property and equipment, net	—	273
Operating lease right-of-use assets	126	152
Investments in related parties	150	874
Other assets	864	61
Total assets	$41,767	$52,790
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$692	$2,720
Accrued expenses	1,103	2,569
Operating lease liabilities, current	227	994
Financing obligation, current	—	67
Warrant liability	9	19
Total current liabilities	2,031	6,369
Operating lease liabilities, noncurrent	70	2,481
Financing obligation, noncurrent	—	168
Total liabilities	2,101	9,018
Commitments and contingencies - Note 10
Stockholders' equity
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 30,114,190 and 30,113,946 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	301	301
Additional paid-in capital	297,679	297,327
Accumulated other comprehensive income	165	86
Accumulated deficit	(258,479)	(253,942)
Total stockholders' equity	39,666	43,772
Total liabilities and stockholders' equity	$41,767	$52,790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Contract revenue	$—	$1,648
Total revenue	—	1,648
Operating expenses:
Research and development	326	11,667
General and administrative	4,281	4,466
Total operating expenses	4,607	16,133
Loss from operations	(4,607)	(14,485)
Other income (expense)
Change in fair value of warrant liability	10	39
Change in fair value of notes receivable	(322)	—
Foreign exchange transaction gain (loss)	(87)	111
Earnings from equity method investment	—	9
Interest income, net	469	86
Total other income	70	245
Net loss	(4,537)	(14,240)
Other comprehensive income:
Foreign currency translation adjustment	79	(96)
Comprehensive loss	$(4,458)	$(14,336)
Net loss per common share, basic and diluted	$(0.15)	$(0.48)
Weighted average common shares outstanding, basic and diluted	30,114,113	29,959,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	30,113,946	$301	$297,327	$86	$(253,942)	$43,772
Issuance of common stock upon net settlement of restricted stock units and performance stock units	244	—	—	—	—	—
Stock-based compensation	—	—	352	—	—	352
Foreign currency translation adjustment	—	—	—	79	—	79
Net loss	—	—	—	—	(4,537)	(4,537)
Balance as of March 31, 2023	30,114,190	$301	$297,679	$165	$(258,479)	$39,666

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,959,060	$300	—	$—	$296,445	$(103)	$(215,135)	$81,507
Issuance of common stock upon net settlement of restricted stock units and performance stock units	365	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	31		—	31
Foreign currency translation adjustment	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	(14,240)	(14,240)
Balance as of March 31, 2022	29,959,425	$300	—	$—	$296,476	$(199)	$(229,375)	$67,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,537)	$(14,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	32
Amortization of right-of-use assets	26	196
Stock-based compensation	352	31
Change in fair value of notes receivable	322	—
Change in fair value of warrant liability	(10)	(39)
Loss on disposal of property and equipment, net	251	—
Earnings from equity investment	—	(9)
Loss on termination of lease obligation	52	—
Loss on termination of financing obligation	23	—
Changes in operating assets and liabilities:
Grants receivable	—	806
Prepaid expenses and other current assets	(766)	(1,515)
Other assets	(851)	28
Accounts payable	(1,834)	(1,323)
Accrued expenses	(1,074)	2,023
Lease liabilities	(55)	(215)
Deferred revenue	—	(1,648)
Other liabilities, noncurrent	—	220
Net cash used in operating activities	(8,079)	(15,653)
Cash flows from investing activities:
Issuance of notes receivable	(10,000)	—
Net cash used in investing activities	(10,000)	—
Cash flows from financing activities:
Payment of financing obligation	(15)	(14)
Payment to terminate lease obligation	(3,025)	—
Payment to terminate financing obligation	(228)	—
Net cash used in financing activities	(3,268)	(14)
Effect of foreign currency on cash	79	(87)
Net decrease in cash and cash equivalents	(21,268)	(15,754)
Cash and cash equivalents at the beginning of the period	50,487	88,756
Cash and cash equivalents at the end of the period	$29,219	$73,002
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Angion Biomedica Corp. (“Angion” or the “Company”) had been a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases, prior to its 2022 Strategic Realignment announced in July 2022 whereby the Company announced its process to explore strategic options for enhancing and preserving shareholder value (“2022 Strategic Realignment”)(See Note 11). The Company was incorporated in Delaware in 1998.
On January 17, 2023, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Elicio Therapeutics, Inc. (“Elicio”) under which Elicio will merge with a wholly-owned subsidiary of Angion in an all-stock transaction (the “Merger”). Upon completion of the Merger, the combined company will focus on advancing Elicio’s proprietary lymph node AMP technology to develop immunotherapies, with a focus on ELI-002, a therapeutic cancer vaccine targeting mKRAS-driven tumors.
Angion has suspended clinical development activities in anticipation of completion of the announced Merger, and does not have any products approved for sale.
Liquidity and Capital Resources
Since inception, the Company has devoted substantially all of its efforts and financial resources to conducting research and development activities, including drug discovery and pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, organizing and staffing the Company, business planning, raising capital and providing general and administrative support for these operations. The Company has incurred losses from operations and negative cash flows from operating activities since inception. As of March 31, 2023, the Company had $29.2 million in cash and cash equivalents and an accumulated deficit of $258.5 million.
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
The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023 (the “Annual Report on Form 10-K”). There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.
Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The condensed consolidated balance sheet

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

as of December 31, 2022 was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this Quarterly Report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results for any interim period are not necessarily indicative of results for any future period.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the useful lives of long-lived assets, the measurement of stock-based compensation, accruals for research and development activities, the valuation of its notes receivable, income taxes and revenue recognition. The Company bases its estimates on historical experience and on other relevant assumptions that are reasonable under the circumstances. Actual results could materially differ from those estimates.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company maintains its cash equivalents in securities and money market funds with original maturities less than three months. On March 10, 2023, Silicon Valley Bank (SVB), at which the Company maintained substantially all of its cash and cash equivalents in multiple accounts and in amounts exceeding federally insured limits, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The failure of SVB exposed the Company to liquidity and credit risk prior to the completion of the FDIC resolution of SVB in a manner that fully protects all depositors. At the end of March 2023, Angion transferred substantially all of its cash and cash equivalents from SVB to an asset manager. If the Company is unable to access its cash and cash equivalents as needed, its financial position and ability to operate its business will be adversely affected.
The Company has no financial instruments with off-balance sheet risk of loss.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Notes Receivable at Fair Value
As permitted under ASC 825, Financial Instruments ("ASC 825"), the Company has elected the fair value option for the notes receivable (“Notes”) issued to Elicio. In accordance with ASC 825, the Company recognizes these Notes at fair value with changes in fair value recognized in the condensed consolidated statement of operations. The fair value option may be applied instrument by instrument, but it is irrevocable. As a result of applying the fair value option, direct costs and fees related to the issuance of the Notes were recognized in the condensed consolidated statement of operations as incurred and not deferred. The estimated fair value of the Notes is determined by utilizing a scenario-based analysis considering possible outcomes available to the holders of the Notes. See Note 4. Accrued interest receivable for the Notes has been included in the change in fair value of the Notes in the condensed consolidated statement of operations.
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
The Company has agreements with various Contract Research Organizations (“CROs") and third-party vendors. Research and development accruals of amounts due to the CRO are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the condensed consolidated balance sheet. Payments made to CROs under such arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company makes judgments and estimates in determining the accrued expenses balance in each reporting period. As actual costs become known, the Company adjusts its accrued expenses. For the three months ended March 31, 2023 and 2022, the Company has not experienced any material differences between accrued costs and actual costs incurred.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options, warrants and unvested shares of restricted stock and restricted stock units because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three months ended March 31, 2023 and 2022, basic and diluted net loss per common share are the same.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to, available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption of the standard had no material impact on its condensed consolidated financial statements.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Vifor License Agreement
In November 2020, the Company granted Vifor Pharma, an exclusive, global (excluding Greater China), royalty-bearing license for the commercialization of ANG-3777 in all Renal Indications, beginning with delayed graft function (DGF) and AKI associated with cardiac surgery involving cardiopulmonary bypass (CSA-AKI). The Vifor License also grants Vifor Pharma exclusive rights, with a right to sublicense subject to Company’s consent for certain specified conditions, to develop and manufacture ANG-3777 for commercialization in Renal Indications worldwide (excluding Greater China) in cooperation with Angion or independently. The Company retains the right to develop and commercialize combination therapy products combining ANG-3777 with its other proprietary molecules, subject to Vifor Pharma's right of first negotiation with respect to global (excluding Greater China) rights to such combination therapy products in the Renal Indications.
Pursuant to the Vifor License and specifically based upon the clinical development plan for ANG-3777 set forth in the Vifor License, the Company was entitled to receive $80 million in upfront and near-term clinical milestone payments. The Company received $60.0 million in upfront and equity payments, including $30.0 million in up-front cash received in November 2020, and a $30.0 million equity investment, $5.0 million of which was a convertible note that subsequently converted into common stock with the IPO and $25.0 million of which was received in the Concurrent Private Placement with the Company’s IPO. The Company was also eligible to receive post-approval milestones of up to approximately $260.0 million and sales-related milestones of up to $1.585 billion, providing a total potential deal value of up to $1.925 billion (subject to certain specified reductions and offsets), plus tiered royalties on net sales of ANG-3777 at royalty rates of up to 40%. Under the Vifor License, the Company is responsible for executing a pre-specified clinical development plan designed to obtain regulatory approvals of ANG-3777 for DGF and CSA-AKI. For the three months ended March 31, 2022, the Company recognized $1.6 million contract revenue related to the Vifor License. The Company completed its performance obligations under the Vifor License agreement and recognized all deferred revenue in 2022.
On October 26, 2021, the Company announced that its Phase 3 trial of ANG-3777 in DGF did not achieve its primary endpoint and the data from the Phase 3 trial was not expected to provide sufficient evidence to support an indication in the studied DGF population. On December 14, 2021, the Company announced its Phase 2 trial of ANG-3777 in CSA-AKI did not achieve its primary endpoint. The Vifor License included additional milestone and royalty objectives related to the clinical development plan for ANG-3777 which had included a Phase 3 study for CSA-AKI and a Phase 4 confirmatory study in DGF. The Company does not expect to receive any clinical, post-approval, or sales milestones, or royalties, as it does not intend to continue to pursue the current clinical development plan for ANG-3777. The Company continues to discuss with Vifor Pharma the analyses of the results of the clinical trials announced in the fourth quarter of 2021 and the future of the collaboration with Vifor.
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$28,284	$—	$—	$28,284
Notes receivable	—	—	9,678	9,678
Total assets	$28,284	$—	$9,678	$37,962
Warrant liabilities	$—	$—	$9	$9
Total liabilities	$—	$—	$9	$9

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$9,860	$—	$—	$9,860
Total assets	$9,860	$—	$—	$9,860
Warrant liabilities	$—	$—	$19	$19
Total liabilities	$—	$—	$19	$19
_________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.
The following table presents a summary of changes in Level 3 assets and liabilities measured at fair value (in thousands):

	Warrants Liability	Notes Receivable
Balance, beginning of the period	$19	$—
Issuance of Notes receivable	—	10,000
Change in fair value	(10)	(322)
Balance, end of the period	$9	$9,678
Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with assets and liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.
The change in the fair value of the notes receivable for which the fair value option was elected (see Note 6) for the three months ended March 31, 2023, was related to the changes in market rates and probabilities related to certain scenarios, as well as the passage of time from the original issuance date.
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

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The fair value of the common stock warrant liability was estimated using the following assumptions:

	March 31, 2023	December 31, 2022
Weighted average strike price	$7.60	$7.60
Contractual term (years)	5.4	5.7
Volatility (annual)	100.0%	112.4%
Risk-free rate	3.9%	4.3%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Angion Pty tax receivable	$305	$305
Prepaid insurance	967	291
Security deposit	53	101
Other	405	246
Total prepaid and other current assets	$1,730	$943

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$—	$866
Furniture and fixtures	—	34
Leasehold improvements	—	68
Total property and equipment	—	968
Less: accumulated depreciation	—	(695)
Property and equipment, net	$—	$273
Depreciation expense for each of the three months ended March 31, 2023 and 2022 was immaterial. All property and equipment was disposed as of March 31, 2023 and the Company recognized a loss on disposal of $0.3 million in the condensed consolidated statements of operations.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$130	$112
Accrued restructuring (Note 11)	242	1,572
Accrued direct research costs	236	774
Accrued operating expenses	495	111
Total accrued expenses	$1,103	$2,569

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 6—Notes Receivable
In connection with execution of the Merger Agreement, Angion made a bridge loan to Elicio pursuant to a note purchase agreement (Note Purchase Agreement) and Notes up to an aggregate principal amount of $12.5 million. The Notes were issued at a 20% original issue discount, with an initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million on account of a $5.0 million loan in January 2023 and an additional closing for a principal amount of $6.25 million on account of a $5.0 million loan upon delivery by Elicio to Angion of Elicio’s audited financial statements for the year ended December 31, 2022 in March 2023. The Notes mature one year from their issuance date and bear simple interest at 1.0% annually from and after the date of the Merger Agreement based on a principal amount equal to the amount actually advanced by Angion. As of March 31, 2023, Angion has issued an aggregate loan amount of $10 million which is recorded at a fair value of $9.68 million in notes receivable included within current assets on the condensed consolidated balance sheet.
The Company has elected the fair value option for recognition of the Notes. As such, the Notes are recognized at their estimated fair value with changes in fair value recognized in the condensed consolidated statements of operations. A loss of $0.4 million was recognized for the initial fair value upon the issuance of the Notes, and a gain of $0.1 million was then recognized for the three months ended March 31, 2023 for the change in fair value of the Notes. Accrued interest for the Notes has been included in the change in fair value of notes receivable in the condensed consolidated statements of operations.
Note 7—Stockholders' Equity
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
Note 8—Stock-Based Compensation
Stock Options
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions.
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,726,247	$6.30	7.0	$—
Options forfeited	(46,561)	6.54
Outstanding as of March 31, 2023	3,679,686	$6.30	6.9	$—
Options vested and exercisable	2,599,189	$6.82	6.2	$—
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. No stock options were granted in the three months ended March 31, 2023. The weighted average grant date fair value per share for the stock option grants during the three months ended March 31, 2022 was $1.19. As of March 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units (RSUs)
The following table summarizes information and activity related to the Company’s RSUs:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	16,046	$9.51
Vested and released	(244)	$9.51
Outstanding as of March 31, 2023	15,802	$9.51
Performance-based Restricted Stock Units (PSUs)
The Company granted 556,530 PSUs in June 2019. Vesting of the PSUs is dependent upon the satisfaction of both a service condition and a performance condition, an initial public offering or a change of control, as defined in the 2015 Plan. As the IPO occurred in February 2021, the performance condition was met and 185,510 PSUs vested and were released upon the closing of the IPO. Another 185,510 PSUs vested and were released in June 2021 and July 2022 upon the second and third anniversary of the grants, respectively, therefore, as of March 31, 2023, the Company had no PSUs outstanding.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$41	$(448)
General and administrative	311	479
Total	$352	$31
Employee Stock Purchase Plan
In January 2021, the board of directors of the Company approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of the Company's registration statement relating to the IPO. A total of 390,000 shares of common stock were initially reserved for issuance under the ESPP. The offering period and purchase period will be determined by the Board of Directors. As of March 31, 2023, 689,583 shares under the ESPP remain available for purchase and no offerings have been authorized.
Note 9—Warrants
As of March 31, 2023 and December 31, 2022, outstanding warrants to purchase the Company's common stock consisted of the following:

	Classification	Exercise Price	Expiration Date	March 31, 2023	December 31, 2022
Warrants issued with conversion of Convertible Notes to Common Stock	Equity	$8.03	8/31/23	232,287	232,287
Warrants issued with Units in the Equity Offering	Equity	$8.03	8/31/23	875,034	875,034
Broker Warrants issued with Equity Offering	Equity	$0.01	8/31/25	1,297	1,297
Consultant Warrants	Liability	$7.60	8/31/28	39,505	39,505
Total Warrants				1,148,123	1,148,123

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
There was no warrant activity during the three months ended March 31, 2023.
Note 10—Commitments and Contingencies
Operating Leases
The Company leased office and laboratory space in Uniondale, New York from NovaPark, a related party, under an agreement classified as an operating lease expiring on June 20, 2026. The Company's lease did not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent the Company's share of the landlord's operating expenses, including management fees. The Company did not act as a lessor or have any leases classified as financing leases. In March 2023, the Company entered into a Surrender Agreement with NovaPark LLC which terminated its Uniondale, New York lease. The Surrender Agreement also provided that no other rent or charges would be due from the Company with respect to any period prior to or subsequent to the surrender of the property to NovaPark, thereby relieving the Company of lease payments equal to approximately $3.86 million, plus other amounts for facility fees and utilities with respect to the Property. See Note 15 for additional information.
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
In February 2021, the Company entered into a lease for clinical and regulatory space in Newton, Massachusetts (the “Newton lease”), comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024. Pursuant to the Newton lease, the Company had four months of free rent starting from February 15, 2021 to June 14, 2021. The Company has one option to extend the term of the lease for three years with nine months’ notice. As of April 1, 2023 the Company’s primary business address is associated with the Newton’s lease.
The following table summarizes the components of the Company's operating lease costs (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$27	$413
Variable lease cost	—	52
Short-term lease cost	—	6
Total operating lease cost	$27	$471
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2023	2022
Operating cash flows from operating leases	$57	$323
Right-of-use assets exchanged for operating lease liabilities	$—	$—
Weighted-average remaining lease term—operating leases (in years)	1.2	3.7
Weighted-average discount rate—operating leases	2.1%	9.4%
As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2023 (remaining nine months)	$173
2024	123
2025	7
Total	303
Less present value discount	(6)
Operating lease liabilities	$297
Financing obligation
In 2021, the Company entered into an immaterial sale and leaseback arrangement with a third-party financing institution as a financing mechanism to fund certain of its capital expenditures primarily related to operating equipment, whereby the physical asset is sold concurrent with an agreement to lease the asset back. The initial leaseback term is 42 months starting from November 2021. The arrangement included a renewal option as well as a repurchase option at fair value with a cap at the end of the term. The arrangement did not qualify as an asset sale as control of the equipment did not transfer to the third party and was accounted for as a failed sale-leaseback. Therefore, the Company accounted for the arrangement as a financing transaction and recorded the proceeds received as a financing obligation. The leased assets were included in property and equipment, net on the condensed consolidated balance sheets and were subject to depreciation.
In March 2023, Angion terminated its sale and leaseback arrangement and exercised its repurchase option to buy back the previously leased assets for $0.2 million.
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

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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

Note 11—Restructuring and Long-Lived Asset impairment
The Company has incurred restructuring and impairment expenses due to the significant cut in the number of employees from its reductions in force announced in January and July 2022 and its suspension of certain of its operations in deference to its 2022 Strategic Realignment which impacted the use of its leased facilities. In 2022, the Company incurred restructuring and impairment expenses in the amount of $9.2 million. Included in restructuring expenses were $6.2 million one-time termination benefit charges incurred in connection with the reductions in force announced in January and July 2022 and noncash impairment charges of $3.0 million in connection with its long-lived assets primarily associated with its leased facility in Uniondale, New York (See Note 10 for additional information). Of the $6.2 million of termination benefit charges incurred, $1.1 million was paid in the three months ended March 31, 2022 and $1.4 million was paid in the three months ended March 31, 2023. The Company expects to pay the remaining $0.2 million by the end of September 2023.
Note 12—Income Taxes
The Company’s income tax provision was immaterial and the effective tax rate was 0% in each of the three months ended March 31, 2023 and 2022. The difference between the Company's effective tax rate of 0% and the U.S. federal statutory tax rate of 21% is primarily due to net operating losses in this period which are offset by the corresponding valuation allowance. The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not such assets would not be realized.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not the net deferred tax assets at March 31, 2023 will not be realizable. Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at March 31, 2023. Each reporting period, management evaluates the need for a valuation allowance on the Company’s deferred tax assets by jurisdiction and adjust the Company’s estimates as more information becomes available.
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. Tax years starting from 2015 and forward are subject to examination by the U.S. federal and state tax authorities. These years are open due to net operating losses and tax credits remain unutilized from such years. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of March 31, 2023, there were no accruals for interest and penalties related to uncertain tax positions.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Note 14—Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(4,537)	$(14,240)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	30,114,113	29,959,251
Net loss per share, basic and diluted	$(0.15)	$(0.48)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Shares issuable upon exercise of stock options	3,679,686	5,814,847
Shares issuable upon the exercise of warrants	1,148,123	1,148,123
Unvested shares under restricted stock unit grants	15,802	202,650
Total	4,843,611	7,165,620
Note 15—Related Party Transactions
On February 25, 2022, the Company entered into a Separation Agreement with Itzhak D. Goldberg, M.D., who formerly served as Executive Chairman and Chief Scientific Officer and currently serves as a director and Chairman Emeritus on the Company’s board of directors. Pursuant to the terms of the Separation Agreement, Dr. Goldberg will receive severance benefits of approximately $1.2 million. As of March 31, 2023, $1.0 million has been paid and the remaining $0.2 million is expected to be paid by the end of September 2023. Under the 2015 Plan and 2021 Plan, Dr. Goldberg has vested his PSUs and stock options and will have the right to exercise vested stock options, so long as he remains in continuous service with the Company as a director on the board of directors.
On March 1, 2022, the Company entered into a Separation Agreement with Elisha Goldberg, former employee and son of Itzhak D. Goldberg, M.D. Pursuant to the terms of the Separation Agreement, as of March 31, 2023, Mr. Goldberg had received severance benefits of approximately $0.5 million. Mr. Goldberg also had the right to exercise vested stock options he received under the 2015 Plan or 2021 Plan for an extended period of 11 months until December 31, 2022. None of the vested stock options were exercised by Mr. Goldberg.

ANGION BIOMEDICA CORP.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
In November 2013, the Company granted Ohr an exclusive worldwide license, with the right to sublicense, under the Company's patent rights covering one of the Company's CYP26 inhibitors, ANG-3522, for the use in treating conditions of the skin or hair. Sublicensees may not grant further sublicenses under the Company's patent rights other than to affiliates of such sublicensees and entities with which sublicensees are collaborating for the research, development, manufacture and commercialization of the products. Ohr will pay the Company a royalty at a rate in the low single digits on gross revenue of products incorporating ANG-3522, and milestone payments potentially totaling up to $9.0 million based on achievement of sales milestones. Royalties and milestone payments will be paid until the later of 15 years from the first commercial sale of a licensed product or the last to expire licensed patent rights. The royalty rate is subject to adjustments under certain circumstances. The Company believes the Ohr License was made on terms no less favorable to the Company than those the Company could obtain from unaffiliated third parties. On February 5, 2023, the Company and Ohr executed the First Amendment to the Ohr license agreement. Such amendment allows Ohr access to the Company’s CYP26 inhibitors beyond ANG-3522 for the use in of treating conditions of the skin and hair, eliminates the Company’s obligation to prosecute or maintain the patents rights licensed to Ohr at its principal expense, and allows Ohr to prosecute and maintain such patent rights its sole own expense. No revenue from this license agreement was recognized for the periods presented.
NovaPark Investment and Lease
The Company had a 10% interest in NovaPark. Members of the Company's Chairman Emeritus’ immediate family own a majority of the membership interests of NovaPark. The Company accounted for its aggregate 10% investment in NovaPark under the equity method. In March 2023, Angion entered into a Surrender Agreement with NovaPark which terminated the Agreement of Lease, dated as of June 21, 2011, as amended, of its office and laboratory space in Uniondale, New York for a termination fee of $3.03 million and entered into a Membership Interest Redemption Agreement with NovaPark to relinquish its 10% membership interest in NovaPark, accounted as Investment in Related Parties in the condensed consolidated balance sheets. The net loss resulting from the lease termination and relinquishment of investment in Novapark was immaterial and recognized in research and development expenses in the condensed consolidated statement of operations for the three months ended March 31, 2023.
The following table provides the activity for the NovaPark investment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$724	$723
Earnings from equity method investment	—	9
Write off of equity method investment	(724)	—
Ending balance	$—	$732
The Company leased office and laboratory space in Uniondale, New York from NovaPark under a lease expiring June 20, 2026. As of December 31, 2022, the Company was no longer conducting operations in its leased facility in Uniondale, New York. See Note 11 for additional information regarding the impairment charge the Company recorded in connection with leased facility. Due to the lease termination, no rent expense or variable expenses were recorded for the three months ended March 31, 2023. The Company recorded rent expense for fixed lease payments of $0.3 million and variable expenses related to the lease of $0.1 million in the three months ended March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the historical financial information, this discussion contains forward-looking statements involving risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors,” which you should carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
Overview
We had been a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics to address chronic and progressive fibrotic diseases, prior to our 2022 Strategic Realignment. Our goal was to transform the treatment paradigm for patients suffering from these potentially life-threatening conditions for which there are no approved medicines or where existing approved medicines have known limitations. Our product candidates and programs included ANG-3070, a TKI formerly in development as a treatment for fibrotic diseases; a ROCK2 preclinical program targeted towards the treatment of fibrotic diseases; a CYP11B2 preclinical program targeted towards diseases related to aldosterone synthase dysregulation; and a CYP26 (retinoic acid metabolism) inhibitor program targeted towards a number of indications, including cancer; and ANG-3777, a HGF mimetic. If we do not complete the merger transaction with Elicio, we could move forward with developing ANG-3070 and conducting further preclinical studies for its ROCK2 program.
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
On January 17, 2023, we entered into and announced a definitive merger agreement with Elicio under which Elicio will merge with a wholly-owned subsidiary of Angion in an all-stock transaction (“Merger”). Upon completion of the Merger, the combined company will focus on advancing Elicio’s proprietary lymph node AMP technology to develop immunotherapies, with a focus on ELI-002, a therapeutic cancer vaccine targeting mKRAS-driven tumors.
We have currently suspended clinical development activities in anticipation of the announced Merger, do not have any products approved for sale and have not generated any revenue from product sales since our inception and do not expect to generate revenue from product sales unless we successfully develop, and we or our collaborators commercialize, our product candidates, which we do not expect to occur in the near future, if ever. Our net losses were $4.5 million and $14.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $258.5 million. We expect to continue to incur net losses for the foreseeable future.
In addition, if we resume clinical development of our product candidates absent the completion of the announced Merger and if we seek regulatory approval for any of our product candidates or those for which we retain the right to commercialize in the future, we would need to incur additional expenses as we develop and expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, and incur significant commercialization expenses for marketing, sales, manufacturing and distribution if we were to obtain marketing approval for such product candidates.
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
Restructuring and Long-Lived Asset impairment
We incurred restructuring and impairment expenses due to the significant cut in the number of employees from our reductions in force announced in January and July 2022 and suspension of certain of our operations in deference to our 2022 Strategic Realignment which impacted the use of our leased facilities. In 2022, we incurred restructuring and impairment expenses in the amount of $9.2 million. Included in restructuring expenses were $6.2 million one-time termination benefit charges incurred in connection with the reductions in force announced in January and July 2022 and noncash impairment charges of $3.0 million, recorded in the fourth quarter of 2022, in connection with our long-lived assets primarily associated with our leased facility in Uniondale, New York. Of the $6.2 million of termination benefit charges incurred, zero and $3.2 million was reported in operating expenses through our condensed consolidated statements of operations in the three months period ended March 31, 2023, and 2022, respectively. As of March 31, 2023, $1.4 million was paid in the first quarter of 2023 and we expect to pay the remaining $0.2 million of termination benefit charges by the end of September 2023.
License Agreements
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

Other than with respect to reimbursable expenses required to be recorded under our government grants and contracts, we do not allocate our expenses by product candidates. A significant amount of our direct research and development expenses include payroll and other personnel expenses for our departments supporting multiple product candidate research and development programs and, other than as specified above, we do not record research and development expenses by product. For the three months ended March 31, 2023, research and development expenses primarily consisted of losses on the termination of lease obligations and associated loss on the disposal of property and equipment (see Note 5 and Note 11 to the condensed consolidated financial statements for additional information) due our suspended clinical development activities in anticipation of the announced Merger. For the three months ended March 31, 2022, research and development expenses were primarily driven by expenses relating to the development of ANG-3777 and ANG-3070.

For the three months ended March 31, 2023 and 2022, 88% and 59%, respectively, of research and development expenses were from external third-party sources and the remaining 12% and 41%, respectively, were from internal sources.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, such as salaries, payroll taxes, employee benefits and stock-based compensation, for personnel in executive, operational, finance and human resources functions. Other significant general and administrative expenses include insurance costs, accounting and legal services and expenses associated with the Merger and obtaining and maintaining patents.
Other Income (Expense)
Notes Receivable Recorded at Fair Value
As permitted under ASC 825, Financial Instruments, we have elected the fair value option for recognition of our notes receivable issued to Elicio. Our notes receivable are subject to re-measurement each reporting period with gains and losses reported through our condensed consolidated statements of operations.

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
Earnings in Equity Method Investment
Earnings in equity method investment represents our 10% interest in NovaPark accounted for under the equity method. We wrote off our investment in NovaPark during the three months ended March 31, 2023. (See Note 15 to our condensed consolidated financial statements for additional information).
Interest Income
Interest income consists of interest earned on our cash and cash equivalents.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(In thousands, except percentages)
Revenue:
Contract revenue	$—	$1,648	$(1,648)	(100)%
Total revenue	—	1,648	(1,648)	(100)%
Operating expenses:
Research and development	326	11,667	(11,341)	(97)%
General and administrative	4,281	4,466	(185)	(4)%
Total operating expenses	4,607	16,133	(11,526)	(71)%
Loss from operations	(4,607)	(14,485)	9,878	(68)%
Other income (expense), net	70	245	(175)	(71)%
Net loss	$(4,537)	$(14,240)	$9,703
Contract Revenue
Contract revenue decreased by $1.6 million for the three months ended March 31, 2023 compared to the same period in 2022. Contract revenue for the three months ended March 31, 2022 was due to acceleration of revenue recognition related to the upfront payment we received from Vifor Pharma when the license agreement with Vifor

Pharma was entered into in 2020. We completed our performance obligations under the Vifor License Agreement by the second quarter of 2022 and recognized all deferred revenue as of the end of that period.
Research and Development Expenses
Research and development expenses decreased by $11.3 million, or 97%, for the three months ended March 31, 2023 compared to the same period in 2022. The net decrease in research and development expenses was primarily due to a $6.4 million reduction in clinical trial related expenses and R&D consulting and subcontractor expenses as a result of the completion of the ANG-3777 and termination of the ANG-3070 trials, a $4.7 million decrease in salary, bonus, and stock based compensation and related severance due to the reduction in headcount following the reduction in force announced in January 2022, and a decrease of $0.5 million in other operating expenses. These decreases were offset in part by a total increase of $0.3 million from the loss on disposal of property and equipment and losses recognized related to the termination of our Novapark lease obligation and sales lease back arrangement (see Note 5, Note 10 and Note 15 to our condensed consolidated financial statements for additional information).
General and Administrative Expenses
General and administrative expenses decreased by $0.2 million, or 4%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in general and administrative expenses was primarily due to a net decrease of $1.2 million in personnel-related expenses primarily in salary, bonus, severance and stock-based compensation related to the reduction in force announced in January 2022 and $0.6 million decreases in professional services expense, including audit, consulting and insurance fees. These net decreases were offset by an increase of $1.6 million in legal expenses primarily for Merger related expenses.
Other Income (Expense)
Other income (expense) decreased by $0.2 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily due to a $0.2 million foreign currency transaction loss and a $0.3 million net loss in fair value on the note receivable due to remeasurement partially offset by a net increase of $0.4 million in interest income earned on our cash and cash equivalents. The remaining net fluctuations of $0.1 million were individually insignificant.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We have incurred losses and negative cash flows from operations since inception, and we anticipate we will incur losses for at least 12 months following the issuance date of our condensed consolidated financial statements. To date, we have not generated any revenue from product sales. We have funded our operations primarily through the receipt of grants, the sale of debt and equity securities, and proceeds from license agreements. As of March 31, 2023, we had $29.2 million of cash and cash equivalents and an accumulated deficit of $258.5 million, compared to $50.5 million of cash and cash equivalents and an accumulated deficit of $253.9 million as of December 31, 2022.
On March 10, 2023, Silicon Valley Bank (SVB), at which we maintained cash and cash equivalents in multiple accounts, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The failure of SVB exposed us to liquidity and credit risk prior to the completion of the FDIC resolution of SVB in a manner that fully protects all depositors. At the end of March 2023, we transferred substantially all of our cash and cash equivalents from SVB to an asset manager.
Future Cash Needs and Funding Requirements
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months, well into 2024, following the issuance date of our condensed consolidated financial statements. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
▪our ability to complete the Merger or, if the Merger is not completed, identify and consummate another strategic transaction;
▪the scope, progress, results and costs of researching and developing product candidates, and conducting preclinical studies and clinical trials;

▪the outcome of any future clinical trials, for any existing or future product candidates;
▪whether we are able to take advantage of any FDA expedited development and approval programs for any of its product candidates;
▪the extent to which COVID-19 may impact our business, and financial condition;
▪the outcome, costs and timing of seeking and obtaining and maintaining FDA and any foreign regulatory approvals;
▪the number and characteristics of product candidates we pursue, including product candidates in preclinical development;
▪the ability of our product candidates to progress through clinical development successfully;
▪our need to expand its research and development activities, including to conduct additional clinical trials;
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
Until such time as we or our collaborators can generate significant revenue from sales of product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credit revenue or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raises funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates itself.

Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$(8,079)	$(15,653)
Investing activities	(10,000)	—
Financing activities	(3,268)	(14)
Effect of foreign currency on cash	79	(87)
Net decrease in cash	$(21,268)	$(15,754)
Operating activities
For the three months ended March 31, 2023, net cash used in operating activities was $8.1 million, which primarily consisted of a net loss of $4.5 million and a use of cash from the change in net operating assets and liabilities of $4.6 million which was partially offset by net non-cash charges of $1.0 million. The change in net operating assets and liabilities of $4.6 million was primarily the result of an increase in prepaid expenses of $1.6 million due to prepayment of business insurance and other services in the period, a decrease of $1.8 million in accounts payable due to the timing of vendor payments, the decrease of $1.1 million in accrued expenses due to the suspended clinical development activities in anticipation of the announced Merger and $0.1 million fluctuations that were individually insignificant. The $1.0 million of net non-cash charges primarily included stock-based compensation of $0.4 million, $0.3 million loss on the disposal of property and equipment and a $0.3 million loss from the changes in fair value of the notes receivable during the three months ended March 31, 2023.

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
Investing activities
For the three months ended March 31, 2023, $10 million in cash was used for the bridge loan to Elicio pursuant to Note Purchase Agreement in connection with execution of the Merger Agreement in January 2023.
For the three months ended March 31, 2022, no cash was provided by or used in investing activities.
Financing activities
For the three months ended March 31, 2023, the net cash used in financing activities was $3.3 million, consisting primarily of termination fee of $3.0 million for the Novapark lease termination and $0.2 million used to terminate our sale and leaseback arrangement. The remaining $0.1 million net cash used in financing activities was individually insignificant.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 17, 2023. During the three months ended March 31, 2023, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.

Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business or otherwise. Following announcement of the merger agreement with Elicio on January 17, 2023, and the filing of a Registration Statement on Form S-4 on February 13, 2023, a lawsuit was filed in the United States District Court for the Eastern District of New York on February 17, 2023 by a purported stockholder of Angion in connection with the proposed merger between Angion and Elicio. The lawsuit was captioned Klein v. Angion Biomedica Corp., et al., No. 1:23-cv-01313 (E.D.N.Y.). The Klein complaint named as defendants Angion, and the members of the Angion Board. The Klein complaint alleged claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Angion Board. The plaintiff contended that registration statement on Form S-4 filed on February 13, 2023 omitted or misrepresented material information regarding the proposed merger between Angion and Elicio, rendering the registration statement false and misleading. The Klein complaint sought injunctive and declaratory relief, as well as damages. On February 21, 2023, the plaintiff filed a notice of voluntary dismissal of the Klein lawsuit. Although the plaintiffs voluntarily dismissed this case, litigation of this type is prevalent in mergers involving public companies, and other potential plaintiffs may file lawsuits challenging the Merger.
The outcome of any additional future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the Merger and result in substantial costs to Angion, including any costs associated with the indemnification of directors and officers. One of the conditions to the completion of the Merger is the absence of any lawsuits or order from a governmental entity (whether temporary, preliminary or permanent) that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition, results of operations and cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors, described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023, as amended on April 28, 2023, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. As previously disclosed, we have entered into the Merger Agreement with Elicio, and we have discontinued the clinical development of ANG-3070 for all indications and discontinued other development activities pending conclusion of the strategic process, except certain pre-clinical studies of ANG-3777 and certain other pre-clinical development.
Many of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 are, and will be, exacerbated by any worsening of the global business and economic environment. The occurrence of any of the adverse developments described in our risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Initial Public Offering
On February 9, 2021, we closed our Initial Public Offering of 5,750,000 shares of our common stock at a public offering price of $16.00 per share, which includes the full exercise by the underwriters (Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated, H.C. Wainwright & Co., LLC and Oppenheimer & Co. Inc) of their option to purchase an additional 750,000 shares of common stock. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to registration statement on Form S-1, as amended (Registration No. 333-252177), which was declared effective by the SEC on February 4, 2021. Aggregate net proceeds to Angion were $85.6 million, after deducting underwriting discounts and commissions of $6.4 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
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
The Initial Public Offering and Concurrent Private Placement, which both closed on February 9, 2021, generated aggregate net proceeds of approximately $107.0 million, after deducting the underwriting discounts and commissions, private placement fee and estimated offering expenses of $10.0 million. As of March 31, 2023, we have used approximately $91.9 million of the aggregate net proceeds from our IPO.
There has been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 5, 2021 pursuant to Rule 424(b)(4), except that given the clinical trial data on ANG-3777 reported in the fourth quarter of 2021, the termination of the JUNIPER trial and the suspension of certain of our clinical development activities as a result of our 2022 Strategic Realignment, we no longer intend to use the Use of Proceeds for the clinical development of ANG-3777 or ANG-3070, or any of our other product candidates if the Merger occurs. We have used proceeds for the 2022 Strategic Realignment.
Recent Sales of Unregistered Securities
There were no unregistered securities sold in three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.	8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	2/09/2021	3.1
3.2	Amended and Restated Bylaws	8-K	2/09/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	2/01/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
10.1	Angion Biomedica Corp. Retention Bonus Plan	S-4	2/13/2023	10.23
10.2	First Amendment dated February 5, 2023 to License Agreement dated November 15, 2013, by and between Angion Biomedica Corp. and Ohr Cosmetics LLC	10-K	3/17/2023	10.17(a)
10.3	Surrender Agreement dated March 9, 2023, by and between Angion Biomedica Corp. and Novapark LLC	10-K	3/17/2023	10.18
10.4	Membership Redemption Interest Agreement dated March 9, 2023, by and between Angion Biomedica Corp. and Novapark LLC	10-K	3/17/2023	10.19
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
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

ANGION BIOMEDICA CORP.

		By:	/s/ JAY R. VENKATESAN, M.D.
Date:	May 10, 2023		Jay R. Venkatesan, M.D. President and Chief Executive Officer and Director (Principal Executive Officer)

ANGION BIOMEDICA CORP.

		By:	/s/ GREGORY S. CURHAN
Date:	May 10, 2023		Gregory S. Curhan Chief Financial Officer (Principal Financial and Accounting Officer)