Form 10-Q
period 2023-06-30
Elicio Therapeutics, Inc.
filed 2023-08-14
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-39990
Elicio Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 D Street, 5th Floor Boston, Massachusetts	02210
(Address of Principal Executive Offices)	(Zip Code)
(857) 209-0050
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	ELTX	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of August 10, 2023 was 8,388,457.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•our ability to utilize our platform to develop a pipeline of product candidates to address unmet needs in cancer and infectious disease;
•the timing, progress and results of clinical trials for ELI-002, and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and research and development programs;
•the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs (as defined below) and U.S. Food and Drug Administration (“FDA”) approval of ELI-002 and any other future product candidates;
•the timing, scope or likelihood of foreign regulatory filings and approvals;
•our ability to develop and advance current product candidates and programs into, and successfully complete, clinical studies;
•our manufacturing, commercialization, and marketing capabilities and strategy;
•plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•the need to hire additional personnel and our ability to attract and retain such personnel;
•the size of the market opportunity for our product candidates, including estimates of the number of patients who suffer from the diseases we are targeting;
•expectations regarding the approval and use of our product candidates in combination with other drugs;
•our ability to secure drug product for combination studies;
•expectations regarding potential for accelerated approval or other expedited regulatory designation;
•our competitive position and the success of competing therapies that are or may become available;
•estimates of the number of patients that we will enroll in our clinical trials;
•the beneficial characteristics and the potential safety, efficacy and therapeutic effects of our product candidates;
•our ability to obtain and maintain regulatory approval of our product candidates and our expectations regarding particular lines of therapy;
•plans relating to the further development of our product candidates, including additional indications we may pursue;
•existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
•the effects of the ongoing COVID-19 pandemic, the ongoing conflict between the Ukraine and Russia and the recent and potential future bank failures or other geopolitical events;
•our expectations regarding the impact of instability in the banking and financial services sector and other macroeconomic trends;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ELI-002, other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for clinical trials;
•our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
•our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•the pricing and reimbursement of ELI-002, and other product candidates we may develop, if approved;
•the rate and degree of market acceptance and clinical utility of ELI-002 and other product candidates we may develop;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;

•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements;
•the impact of laws and regulations; and
•expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Exchange Act (as defined below).
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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
EXPLANATORY NOTE

On June 1, 2023, the Delaware corporation formerly known as “Angion Biomedica Corp.” completed its previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of January 17, 2023 (the “Merger Agreement”), by and among Angion Biomedica Corp. (“Angion”), Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Elicio Operating Company, Inc. (“Former Elicio”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”). Additionally, on June 1, 2023, Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” (the “Company”).

Prior to the effective time of the Merger, on June 1, 2023, in connection with the transactions contemplated by the Merger Agreement, the Company effected a reverse stock split of the Company’s common stock, par value $0.01 per share (“Company common stock”), at a ratio of 10:1 (the “Reverse Stock Split”). At the effective time of the Merger, each outstanding share of Former Elicio capital stock (after giving effect to the automatic conversion of all shares of Former Elicio preferred stock into shares of Former Elicio common stock and excluding any shares held as treasury stock by Former Elicio or held or owned by Angion or any subsidiary of Angion or Former Elicio and any dissenting shares) was converted into the right to receive 0.0181 shares of Company common stock. The information in this Quarterly Report on Form 10-Q as of and for the periods prior to the effective date of the Merger gives effect to the Reverse Stock Split.

Since Former Elicio was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Former Elicio and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 include the acquired business from June 2, 2023 through June 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Former Elicio have been retroactively restated based on the exchange ratio of 0.0181.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to (i) Angion for periods prior to the effectiveness of the Merger and (ii) Elicio Therapeutics, Inc. (as a combined company) for periods following the effectiveness of the Merger. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Former Elicio.

This report contains references to trademarks belonging to other entities, which are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
Trademarks
This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$21,682	$6,156
Restricted cash, current	—	1,641
Prepaid expenses and other current assets	4,543	2,920
Total current assets	26,225	10,717
Property and equipment, net	919	1,147
Operating lease, right-of-use assets	6,952	7,350
Restricted cash, noncurrent	681	618
Other long-term prepaid assets	2,842	2,834
Total assets	$37,619	$22,664
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,265	$2,805
Accrued expenses	2,315	1,935
Deferred research obligation	—	1,436
Operating lease liability, current	985	692
Warrant liability	32	—
Total current liabilities	7,597	6,868
Operating lease liability, noncurrent	6,419	6,789
Unvested option exercise liability	46	92
Total liabilities	14,062	13,749
Commitments and contingencies - Note 10
Convertible preferred stock:
Series A convertible preferred stock, $0.06 par value: no shares and 132,387 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	7,495
Series B convertible preferred stock, $0.06 par value: no shares and 1,927,375 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	62,944
Series C convertible preferred stock, $0.06 par value: no shares and 4,888,798 shares authorized at June 30, 2023 and December 31, 2022, respectively; no shares and 2,938,158 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	40,621
Total convertible preferred stock	—	111,060
Stockholders' equity (deficit):
Common stock, $0.01 par value; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 8,384,723 shares and 320,281 shares issued at June 30, 2023 and December 31, 2022, respectively; 8,370,268 and 320,281 outstanding as of June 30, 2023 and December 31, 2022, respectively	84	3
Treasury stock, at cost, 14,454 shares and no shares outstanding as of June 30, 2023 and December 31, 2022, respectively	(150)	—
Additional paid-in capital	146,221	4,860
Accumulated other comprehensive income	(2)	—
Accumulated deficit	(122,596)	(107,008)
Total stockholders' equity (deficit)	23,557	(102,145)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$37,619	$22,664
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	4,944	5,041	10,428	9,220
General and administrative	2,833	1,191	5,154	2,782
Total operating expenses	7,777	6,232	15,582	12,002
Loss from operations	(7,777)	(6,232)	(15,582)	(12,002)
Other income (expense)
Change in fair value of warrant liability	(23)	—	(23)	—
Change in fair value of embedded derivatives	321	—	429	74
Gain on extinguishment of promissory notes payable	604	—	604	—
Foreign exchange transaction gain	(9)	—	(9)	—
Interest income	39	—	51	1
Interest expense	(714)	(1,067)	(1,056)	(2,432)
Total other income (expense)	218	(1,067)	(4)	(2,357)
Net loss	(7,559)	(7,299)	(15,586)	(14,359)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	—	(2)	—
Comprehensive loss	$(7,561)	$(7,299)	$(15,588)	$(14,359)
Net loss per common share, basic and diluted	$(2.44)	$(23.20)	$(9.06)	$(45.85)
Weighted average common shares outstanding, basic and diluted	3,100,957	314,572	1,720,202	313,148
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2022 (1)	4,997,920	$111,060	320,281	$3	—	$—	$4,860	$—	$(107,008)	$(102,145)
Exercise of stock options	—	—	4,699	—	—	—	40	—	—	40
Issuance of common stock upon net settlement of restricted stock units	—	—	2,601	—	—	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	(8,029)	(8,029)
Balance as of March 31, 2023	4,997,920	111,060	327,581	3	—	—	5,158	—	(115,037)	(109,876)
Exercise of stock options	—	—	4,460	—	—	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Conversion of preferred stock	(4,997,920)	(111,060)	4,997,920	50	—	—	111,010	—	—	111,060
Issuance of common stock to Angion stockholders as result of Merger and reset to par of $0.01, net of transaction cost of $2.4 million	—	—	3,012,854	30	—	—	19,709	—	—	19,739
Settlement of promissory notes in connection with Merger	—	—	—	—	—	—	10,028	—	—	10,028
Issuance of common stock upon accelerated vesting of restricted stock units due to Merger, net of treasury stock	—	—	26,550	1	—	—	26	—	—	27
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	(14,455)	(150)	—	—	—	(150)
Stock-based compensation	—	—	—	—	—	—	279	—	—	279
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(7,559)	(7,559)
Balance as of June 30, 2023	—	$—	8,370,268	$84	(14,455)	$(150)	$146,221	$(2)	$(122,596)	$23,557

(1) Retroactively restated for the reverse recapitalization as described in Note 3.

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2021 (1)	1,408,100	$70,439	310,200	$3	—	$—	$4,261	$—	$(78,801)	$(74,537)
Exercise of stock options	—	—	71	—	—	—	1	—	—	1
Vesting of restricted common stock	—	—	2,775	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	157	—	—	157
Net loss	—	—	—	—	—	—	—	—	(7,060)	(7,060)
Balance as of March 31, 2022	1,408,100	70,439	313,046	3	—	—	4,422	—	(85,861)	(81,436)
Vesting of restricted common stock	—	—	2,775	—	—	—	3	—	—	3
Exercise of stock options	—	—	181	—	—	—	3	—	—	3
Issuance of Series C convertible preferred stock, net of issuance costs of approximately $0.3 million	103,637	1,169	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	113	—	—	113
Net loss	—	—	—	—	—	—	—	—	(7,299)	(7,299)
Balance as of June 30, 2022	1,511,737	$71,608	316,002	$3	—	$—	$4,541	$—	$(93,160)	$(88,616)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1) Retroactively restated for the reverse recapitalization as described in Note 3.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,586)	$(14,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214	186
Amortization of right-of-use assets, operating leases	397	283
Non-cash interest expense	1,061	2,431
Change in fair value of embedded derivative	(429)	(74)
Change in fair value of warrant liability	23	—
Stock-based compensation	503	270
Gain on extinguishment of promissory note payable	(604)	—
Loss on disposal of property and equipment, net	1	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,083)	(16)
Other long-term prepaid assets	(8)	114
Accounts payable	(79)	1,759
Accrued expenses	(251)	109
Deferred research obligation	(1,436)	—
Operating lease liabilities	(337)	(224)
Net cash used in operating activities	(17,614)	(9,517)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(559)
Proceeds from sale of property and equipment	34	—
Net cash provided by (used in) investing activities	13	(559)
Cash flows from financing activities:
Cash acquired in connection with the reverse merger	24,001	—
Merger transaction costs	(2,366)
Proceeds from issuance of promissory notes payable	10,000	—
Proceeds from issuance of Series C-1 convertible preferred stock, net of issuance costs	—	1,169
Payment for purchase of treasury stock	(150)	—
Exercise of stock options	67	78
Net cash provided by financing activities	31,552	1,247
Effect of foreign currency on cash	(2)	—
Net increase (decrease) in cash and cash equivalents	13,949	(8,829)
Cash, cash equivalents and restricted cash at beginning of period	8,414	10,045
Cash, cash equivalents and restricted cash at the end of the period	$22,363	$1,216

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,682	$598
Restricted cash	681	618
Total cash, cash equivalents and restricted cash	$22,363	$1,216

Supplemental disclosure of noncash investing and financing activities:
Loss on disposal of property and equipment	$1	$4
Accretion of promissory note discount from embedded derivative	$130	$—
Accretion of promissory note to face value	$897	$—
Settlement of promissory notes payable	$10,028	$—
Interest expense from convertible notes payable	$34	$—
Accretion of convertible notes discount from embedded derivative	$—	$1,639
Accretion of convertible notes discount from issuance costs	$—	$219
Interest expense from convertible notes payable	$—	$574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc., in August 2011. Elicio is a clinical-stage biotechnology company pioneering the development of therapeutic cancer vaccines for patients with limited treatment options and poor outcomes. In December 2018, Elicio formed a wholly-owned subsidiary, Elicio Securities Corporation (“ESC”), a Massachusetts corporation. ESC is an investment company. Elicio and ESC are collectively referred to as “Elicio” throughout these unaudited consolidated financial statements.
Reverse Merger Transaction
On January 17, 2023, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Angion Biomedica Corp. (“Angion”), a clinical development corporation. In accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, by and among Angion, Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), Angion Pty Ltd., a wholly owned subsidiary of Angion, and Elicio Operating Company, Inc. (“Former Elicio”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”).
On June 1, 2023, the Company completed the Merger in accordance with the terms and conditions of the Merger Agreement and changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” Immediately following the consummation of the Merger, there were approximately 9.7 million shares of the Company’s common stock outstanding on a fully-diluted basis, with Former Elicio equity holders collectively owning approximately 65.2% of the Company and Angion equity holders collectively owning approximately 34.8% of the Company, in each case on a fully diluted basis.
The Merger was accounted for as a reverse recapitalization, with Former Elicio being treated as the acquirer for accounting purposes. See discussions of the transactions in connection with the Merger at Note 3 - Merger and Related Transactions.
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of June 30, 2023, the Company had an accumulated deficit of $122.6 million. The Company expects that its operating losses and operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of June 30, 2023, the Company had $21.7 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, consistent in all material respects with those applied in the Company’s audited financial statements and accompanying notes for the year ended December 31, 2022 and 2021 included in the Company’s proxy statement/prospectus/information statement on Form S-4 filed April 26, 2023, as amended (the “Form S-4”). Any reference in these notes to

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). This report should be read in conjunction with the audited consolidated financial statements in the Form S-4.
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Angion Pty Ltd., which was established on August 22, 2019, and its wholly-owned subsidiary, ESC, which was established in Massachusetts in December 2018. The Company established Angion Pty Ltd., an Australian subsidiary, for the purpose of qualifying for research credits for studies conducted in Australia and ESC is an investment company. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2022, included in its Form S-4. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
Since Former Elicio was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Former Elicio and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 include the acquired business from June 2, 2023 through June 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of the Former Elicio have been retroactively restated based on the exchange ratio of 0.0181.
Segments
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment. The Company has determined that the chief executive officer is the CODM.
Use of Estimates
The Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates reflected in these condensed consolidated financial statements include but are not limited to, the accrual of research and development expenses, the valuation of stock-based awards, the operating right of use assets and operating lease liability, and going concern.
Foreign Currency Translation and Transactions
The United States Dollar (“USD”) is the functional currency for the Company’s operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in USD at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into USD at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Gains and losses realized from non-USD transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency are included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and restricted cash. At times, cash balances deposited at major financial banking institutions exceed the federally insured limit. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal. The Company has not experienced any losses in such accounts.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Cash and Cash Equivalents
Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.

Restricted Cash
Restricted cash consists of cash securing a collateral letter of credit issued in connection with the Company’s facility operating lease and a research grant. See notes 6 and 10 for further discussion.
Fair Value Measurement
The Company follows the guidance prescribed by ASC Topic 820, Fair Value Measurements, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value that focuses on an exit price which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

Level 1:    Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities at measurement.

Level 2:    Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The carrying amounts of financial instruments reflected in the condensed consolidated balance sheets for cash and cash equivalents, current and non-current restricted cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term maturity of those financial instruments.
Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Upon sale or retirement, the cost and accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is recorded in the consolidated statement of operations and comprehensive loss. Repair and maintenance expenditures are charged to expense as incurred.

Asset Class	Estimated Useful Lives
Equipment	5 years
Furniture and fixtures	3 years
Leasehold improvements	Term of the lease

Impairment of Long-Lived Assets
Periodically, the Company evaluates its long-lived assets, which consist primarily of property and equipment, and right of use asset for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and six months ended June 30, 2023 and 2022, no impairments have occurred.

Derivative Financial Instruments
The convertible and promissory notes include embedded derivatives requiring bifurcation in accordance with ASC 815, Derivatives and Hedging. The valuation of the instruments are determined using widely accepted valuation techniques including the probability weighted expected return model. The fair value was determined using a model with the assumptions for equity value proceeds, probability of occurrence of various liquidation scenarios, timeline to liquidity and risk-free interest rate. The fair value of the derivative instruments are measured at each reporting period with changes in fair value reported in earnings (loss).
Convertible Preferred Stock
Former Elicio had classified convertible preferred stock, par value $0.06 per share, (the “Preferred Stock”) as temporary equity in the accompanying consolidated balance sheets due to certain changes in control events that are outside of the Former Elicio’s control, including sale or transfer of control of Former Elicio, as holders of the Preferred Stock could cause redemption of the shares in these situations. Former Elicio did not accrete the carrying values of the Preferred Stock to the redemption values since a liquidation event was not considered probable as of December 31, 2022. Subsequent adjustments of the carrying values to the ultimate redemption values would be made only if it becomes probable that such a liquidation event will occur. During this reporting period an immaterial error was discovered in Former Elicio's 2022 audited financial statements whereas the amount of Series A and Series B Preferred Stock did not include 41,887 and 609,755 shares, respectively, that were issued due to the antidilutive protection triggered by the Series C shares issued in October 2022 at a price below $1.00. As a result of the Merger, all Former Elicio preferred stock were converted into common stock on June 1, 2023. See Note 7.

Income Taxes

The Company provides for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when the Company management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has not identified any significant uncertain tax positions as of June 30, 2023.

Research and Development

Research and development costs are charged to expense as incurred and consist of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. The Company accrues for costs incurred by external service providers, based on estimates of services performed and costs. These estimates include the level of services performed by the third parties, and other indicators of the services completed. Based on the timing of payments to service providers, the Company may also record prepaid expenses for those service providers that will be recognized as expenses in future periods as the related services are rendered. Research and development costs may be offset by research and development refundable tax rebates received by the Company’s wholly-owned Australian subsidiary.
Leases
ASU No. 2016-02, Leases (“ASC 842”) establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations as well as the reduction of the ROU asset.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company has elected to combine lease and non-lease components as a single component. Operating leases are recognized on the condensed consolidated balance sheet as ROU lease assets, current lease liabilities and non-current lease liabilities. Fixed rents are included in the calculation of the lease balances, while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.
Research Grant
The Company recognizes the amount of grant income based on the activity in allowable expenses covered under the grant and has elected to recognize the funds earned as an offset to the related research expenses recorded in operations. Advances from the grant that have yet to be recognized are recorded as restricted cash if the grant requires the funds to be isolated from general cash and cash equivalents.
Stock-based Compensation
The Company issues stock-based awards to employees and non-employees, generally in the form of stock options. The Company accounts for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, which requires all stock-based payments, to be recognized in the condensed consolidated statements of operations based on their fair values. The expense is recognized on a straight line basis over the requisite service period, which is generally the vesting period. The Company has elected to account for option forfeitures as they occur.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to determine the weighted-average fair value of options granted, which uses as inputs the fair value of the Common Stock, assumptions the Company makes for the volatility of its Common Stock, the expected term of its stock options, the risk-free interest rate for a period that approximates the expected term of its stock options and its expected dividend yield.
Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period.
Prior to the merger, there was no public market for Former Elicio’s Common Stock. The estimated fair value of the Common Stock underlying Former Elicio’s stock-based awards was determined by Former Elicio’s Board of Directors as of the grant date of each option grant. To determine the fair value of Former Elicio’s common stock underlying option grants, the board of directors considered, among other things, input from management and valuations of Former Elicio's common stock prepared by third-party valuation firms performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Merger, the fair value of common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Select Market.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of common stock options, warrants and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and six months ended June 30, 2023 and 2022, basic and diluted net loss per common share are the same.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Note 3—Merger and Related Transactions
As described in Note1, Former Elicio merged with a wholly owned subsidiary of Angion on June 1, 2023. The Merger was accounted for as a reverse recapitalization under U.S. GAAP. Former Elicio was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: (i) Former Elicio stockholders own a substantial majority of the voting rights; (ii) Former Elicio designated a majority (six of nine) of the initial members of the board of directors of the combined company; (iii) Former Elicio’s executive management team became the management team of the combined company; and (iv) the Company was named Elicio Therapeutics, Inc. and is headquartered in Boston, Massachusetts. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former Elicio issuing stock to acquire the net assets of Angion. As a result of the Merger, the net assets of Angion were recorded at their acquisition-date fair value, which approximated book value due to the short-term nature of the instruments, in the financial statements of Former Elicio and the reported operating results prior to the Merger were those of Former Elicio. Historical common share amounts of Former Elicio have been retroactively restated based on the exchange ratio of 0.0181 (the “Exchange Ratio”). It was concluded that any in-process research and development assets that remained as of the Merger would be de minimis when compared to the cash and investments obtained through the Merger.
Prior to the effective time of the Merger, on June 1, 2023, in connection with the transactions contemplated by the Merger Agreement, the Company effected a reverse stock split of Angion’s common stock, par value $0.01 per share (“Angion common stock”), at a ratio of 10:1 (the “Reverse Stock Split”). At the effective time of the Merger, each outstanding share of Former Elicio capital stock (after giving effect to the automatic conversion of all shares of Former Elicio preferred stock into shares of Former Elicio common stock and excluding any shares held as treasury stock by Former Elicio or held or owned by Angion or any subsidiary of Angion or Former Elicio and any dissenting shares) was converted into the right to receive 0.0181 shares of Angion common stock, which resulted in the issuance by Angion of an aggregate of 5,375,751 shares of Angion common stock to the stockholders of Former Elicio (the “Exchange Shares”), and a total of 8,387,025 shares of the Company common stock being issued and outstanding immediately following the effective time of the Merger. In addition, Angion assumed the Elicio 2022 Equity Incentive Plan and the Elicio 2012 Equity Incentive Plan (the “Elicio Plans”) and each outstanding and unexercised option to purchase Former Elicio common stock and each outstanding and unexercised warrant to purchase Former Elicio capital stock were adjusted with such stock options and warrants henceforth representing the right to purchase a number of shares of the Company’s common stock equal to Exchange Ratio multiplied by the number of shares of Former Elicio common stock previously represented by such options and warrants.
In connection with execution of the Merger Agreement, Angion made a bridge loan to Former Elicio pursuant to a note purchase agreement and promissory notes up to an aggregate principal amount of $12.5 million, issued with a 20% original issue discount, with an initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million on account of a $5.0 million loan and an additional closing for a principal amount of $6.25 million on account of a $5.0 million loan upon delivery by Former Elicio to Angion of Former Elicio’s audited financial statements for the year ended December 31, 2022.
As part of the recapitalization, the Company obtained the assets and liabilities listed below (in thousands):

Cash and cash equivalents	$24,000
Other current assets	539
Promissory Notes	10,028
Accrued liabilities	(2,438)
Net assets acquired	$32,129

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Per the terms of the Merger Agreement, upon completion of the Merger, all obligations owed by Former Elicio related to the bridge loan were automatically forgiven and the amount advanced by Angion, along with any accrued and unpaid interested, was credited towards the net cash balance used to calculate the assets and liabilities listed above. Upon settlement of the bridge loan, the Company recognized a gain of $0.6 million related to the fair value of the embedded derivatives associated with the bridge loan.

The Company recognized the net assets acquired, excluding the promissory notes and transaction costs of $2.9 million, as a reduction to additional paid-in capital in the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2023.
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$18,634	$—	$—	$18,634
Total assets	$18,634	$—	$—	$18,634
Warrant liabilities	$—	$—	$32	$32
Total liabilities	$—	$—	$32	$32

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,340	$—	$—	$5,340
Total assets	$5,340	$—	$—	$5,340
_________________
(1) Included in cash and cash equivalents on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.
As part of the Merger transaction, Former Elicio adopted Angion’s warrant liabilities. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	June 30, 2023	June 1, 2023
Balance, beginning of the period	$—	$—
Existing Angion Warrant Liability	9	—
Change in fair value	23	—
Balance, end of the period	$32	$—
Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with assets and liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The fair value of the warrants issued by the Company has been estimated using a variant of Black-Scholes. The underlying equity included in Black-Scholes was valued based on the equity value implied from sales of preferred and common stock at each measurement date. The fair value of the warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk free interest rate, and the expected term.
The Company records the change in the fair value of common stock warrants in change in fair value of warrant liability in the condensed consolidated statements of operations.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The fair value of the common stock warrant liability was estimated using the following assumptions:

	June 30, 2023	June 1, 2023
Weighted average strike price	$76.00	$76.00
Contractual term (years)	5.2	5.2
Volatility (annual)	164.1%	100.0%
Risk-free rate	4.1%	3.9%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development contract services	$2,278	$2,132
Advanced professional fees	241	648
Prepaid insurance	714	104
Return of collateral for letter of credit	618	—
Miscellaneous receivables	557	—
Other prepaid expenses and other current assets	135	36
Total prepaid and other current assets	$4,543	$2,920

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$1,643	$1,787
Furniture and fixtures	374	359
Leasehold improvements	124	124
Total property and equipment	2,141	2,270
Less: accumulated depreciation	(1,222)	(1,123)
Property and equipment, net	$919	$1,147
Depreciation expense for each of the three and six months ended June 30, 2023 and 2022 was immaterial.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $2.8 million for both periods ending June 30, 2023 and December 31, 2022, respectively.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued professional fees	$709	$180
Accrued compensation and benefits	1,489	1,491
Accrued research and development	112	260
Other operating expenses	5	4
Total accrued expenses	$2,315	$1,935

Note 6 — Research Grant
In September 2022, Former Elicio entered into a grant agreement with The Gastro-Intestinal Research Foundation (“GIRF”), a not-for-profit organization focused on supporting research to treat, cure and prevent digestive diseases. Of the $2.8 million award, $2.3 million was received in September 2022 and the remaining $0.5 million was received in June 2023 with the completion of the development efforts as defined in the agreement.

For the three and six months ended June 30, 2023, the Company incurred $1.4 million and $1.9 million, respectively, in research and development expenses related to this project. The award money was earned and recognized as a contra research and development expense as the expenses were incurred.

Note 7—Convertible Preferred Stock, Common Stock and Stockholders' Equity

Authorized Shares
The Company's current Amended and Restated Certificate of Incorporation authorizes 300,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
Convertible Preferred Stock
Former Elicio’s convertible preferred stock consisted of Series A preferred stock (“Series A Preferred Shares”), Series B preferred stock (“Series B Preferred Shares”) and Series C preferred stock (“Series C Preferred Shares”).
Series C Convertible Preferred Stock
In May 2022, Elicio authorized the sale and issuance of up to 760,200 shares of $0.06 par value Series C Preferred Shares at an original issuance price of $66.30 per share and up to 325,800 shares of Series C Preferred for the settlement of the Convertible Notes Payable. The Series C Preferred Shares financing was structured to be issued in rolling closes in 2022.
From the period May through June 2022, Elicio issued 103,637 shares of Series C Preferred Shares for gross proceeds of approximately $1.5 million. Elicio incurred cash issuance costs of approximately $0.3 million in connection with these shares.
Conversion of Convertible Preferred Stock
On June 1, 2023, Former Elicio completed the Merger with Angion in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Elicio’s preferred stock was converted into a share of Former Elicio’s common stock. At closing of the merger, the Company issued an aggregate of 5,375,751 shares of its common stock to Former Elicio stockholders, based on an exchange ratio of 0.0181 shares of the Company’s common stock for each share of Former Elicio’s common stock outstanding immediately prior to the Merger, including those shares of common stock issued upon

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

conversion of the Former Elicio preferred stock. No shares and 103,637 shares of convertible preferred stock were issued during the six months ended June 30, 2023 and 2022, respectively.
The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences of Former Elicio as of December 31, 2022 were as follows (in thousands, except share and per share amounts):

	Authorized Shares	Shares Issued and Outstanding	Aggregate Liquidation Amount	Proceeds Net of Liquidation Costs
Series A Convertible Preferred Shares	132,387	132,387	$7,495	$7,495
Series B Convertible Preferred Shares	1,927,375	1,927,375	$72,803	$62,944
Series C Convertible Preferred Shares	4,888,798	2,938,158	$41,816	$40,621
Total Preferred Shares	6,948,560	4,997,920

The Series A and Series B Preferred Shares changed as of October 18, 2022 into 132,387 and 1,927,375 preferred shares (retroactively restated for the reverse recapitalization as described in Note 3) due to the antidilutive protection triggered by the Series C shares issued in October 2022 at a price below $1.00.
As a result of the Merger, the aggregate amount of 4,997,920 shares of Former Elicio preferred stock (retroactively restated for the reverse recapitalization as described in Note 3) were converted into 4,997,920 outstanding shares of Former Elicio's common stock to be exchanged for the same number of shares of the Company’s common stock.
Note 8—Stock-Based Compensation

2012 Plan and 2022 Plan

Pursuant to the Merger Agreement, the Company assumed the Former Elicio 2022 Equity Incentive Plan and the Former Elicio 2012 Equity Incentive Plan (the “Former Elicio Plans”) and all stock options issued and outstanding under the Former Elicio Plans and each outstanding and unexercised option to purchase Former Elicio common stock was adjusted with such stock options henceforth representing the right to purchase a number of shares of the Company’s common stock. Any restriction on the exercise of any Former Elicio stock option assumed by the Company will continue in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such Former Elicio stock option will otherwise remain unchanged; provided, however, that the Company’s board of directors or a committee thereof will succeed to the authority and responsibility of Former Elicio’s board of directors or any committee thereof with respect to each Former Elicio stock option assumed by the Company.

2015 Plan

In June 2019, Angion approved an Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) permitting the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Following the effectiveness of the 2021 Equity Incentive Plan (“2021 Plan”), the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2021 Plan.

2021 Plan and Amendment to 2021 Plan

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

On January 25, 2021, Angion’s board of directors approved the 2021 Plan (“2021 Plan”) which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The 2021 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1 by the lesser of 5% of the Company’s common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. On March 17, 2023, Angion’s board of directors approved an amendment to the 2021 Plan to increase the cumulative number of shares of common stock reserved for issuance thereunder by 30,113 shares.

As of June 30, 2023, 566,844 shares under the 2021 Plan remain available for future grants.

Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	854,076	$5.24	7.72	$—
Options granted	135,526	10.00
Existing Angion Options outstanding	351,656	62.04
Options exercised	(35,709)	6.99
Forfeited (unvested)	(20,292)	30.96
Outstanding as of June 30, 2023	1,285,257	$20.62	7.68	$3,509
Options vested and exercisable	558,512	$41.00	5.59	$586
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 135,526 stock options were granted in the six months ended June 30, 2023. The weighted average grant date fair value per share for the stock option grants during the six months ended June 30, 2023 was $10.00. As of June 30, 2023, the total unrecognized compensation related to unvested stock option awards granted was $2.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$229	$71	$412	$132
General and administrative	50	42	91	138
Total	$279	$113	$503	$270

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The fair value of each option is estimated on the date of grant using Black-Scholes with the assumptions noted in the table below. The fair value of an award with only a service condition is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period. The Company has elected to account for forfeitures as they occur, rather than estimating the number of awards that are expected to vest. The risk-free interest rate is estimated using the weighted average rate of return on U.S. Treasury notes with a life that approximates the expected life of the option. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of options granted to non-employees. Expected volatility is based on the weighted average of the historical volatility of a peer group of publicly traded companies. The assumed dividend yield is based upon the Company's expectation of not paying dividends in the foreseeable future.
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using Black-Scholes based on the following assumptions.

Options	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.7%	2.3%	3.7%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years (employees)	6.00	6.54	6.00	6.54
Expected volatility	71.9% - 72.5%	60.3% - 62.1%	71.9% - 72.5%	60.3% - 62.1%
In March 2021 and June 2022, certain employees of the Company early exercised options to purchase shares of Common Stock. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vest, the Company recognizes the shares and related expense as issuance of common stock upon settlement of restricted stock on the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the periods ended June 30, 2023 and December 31, 2022.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of the Angion's registration statement relating to the IPO. The offering period and purchase period was determined by the board of directors. Pursuant to the Merger Agreement, the Company assumed the ESPP. No offering periods or purchasing periods were active as of June 30, 2023. As of June 30, 2023, 68,958 shares under the ESPP remain available for purchase and no offerings have been authorized.
Restricted Stock Units
In March 2021, the Company granted an employee restricted stock units (RSUs) with service and performance vesting conditions. The completion of the Merger satisfied the performance vesting criteria and triggered accelerated vesting for all unvested RSUs. As a result, the employee received 41,005 shares on June 1, 2023. To pay for the tax withholdings that were due upon vesting of the RSUs, the employee sold 14,455 shares to the Company, which are held in treasury stock as of June 30, 2023.
Note 9—Warrants
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

There was no warrant activity during the six months ended June 30, 2023, other than the assumption of the previously issued Angion warrants by the Company.

The following table summarizes information regarding Common Stock warrants outstanding at June 30, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2022	144,814	$53.59	6.5
Angion Warrants assumed	3,950	76.00	5.2
Outstanding at June 30, 2023	148,764	$54.19	6.5

Note 10—Commitments and Contingencies

Operating Leases

In July 2021, the Company signed an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston lease commenced in February 2022 with the term set to expire in January 2030. The lease has rent payments escalating annually, which totals $11.1 million. As a result, at the commencement of the lease the Company recognized a right-of-use lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company changed the bank that secured the letter of credit for the deposit on the lease and has a deposit in the amount of $0.7 million, which was reported as Restricted Cash on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

As part of the Merger Agreement, the Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts (the “Newton lease”), comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024.

Lease expense for all leases for the three and six months ended June 30, 2023 was $0.3 million and $0.7 million, respectively, and $0.3 million and $0.5 million, for the three and six months ended June 30, 2022, respectively. All expenses are included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Operating cash flows from operating leases	$648	$489
Right-of-use assets exchanged for operating lease liabilities	$—	$8,017
Weighted-average remaining lease term—operating leases (in years)	5.9	7.0
Weighted-average discount rate—operating leases	7.9%	8.0%
As of June 30, 2023, maturities of lease liabilities were as follows (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Year Ended December 31,	Amounts
2023 (remaining six months)	$751
2024	1,427
2025	1,349
2026	1,383
2027	1,425
Thereafter	3,232
Total	9,567
Less present value discount	(2,163)
Operating lease liabilities	7,404
Less: operating lease liability, current portion	(985)
Operating lease liability, noncurrent portion	$6,419
Legal Proceedings
From time to time, the Company may be involved in legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business or otherwise. Following announcement of the Merger Agreement with the Company on January 17, 2023, and the filing of a Registration Statement on Form S-4 on February 13, 2023, a lawsuit was filed in the United States District Court for the Eastern District of New York on February 17, 2023 by a purported stockholder of Angion in connection with the proposed merger between Angion and the Company. The lawsuit was captioned Klein v. Angion Biomedica Corp., et al., No. 1:23-cv-01313 (E.D.N.Y.). The Klein complaint named as defendants Angion, and the members of the Angion Board. The Klein complaint alleged claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Angion Board. The plaintiff contended that the registration statement on Form S-4 initially filed with the SEC on February 13, 2023 omitted or misrepresented material information regarding the proposed merger between Angion and the Company, rendering the registration statement false and misleading. The Klein complaint sought injunctive and declaratory relief, as well as damages. On February 21, 2023, the plaintiff filed a notice of voluntary dismissal of the Klein lawsuit. Although the plaintiffs voluntarily dismissed this case, litigation of this type is prevalent in mergers involving public companies, and other potential plaintiffs may file lawsuits challenging the Merger.
The outcome of any additional future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.
The Company may be exposed to litigation in connection with its products under development and operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. The Company is not aware of any material legal matters.

License Agreements

In July 2012 and January 2016, Former Elicio licensed certain intellectual property from a university. The license term for both licenses extends until terminated by either party under certain provisions. The Company is required to pay certain contractual maintenance and milestone payments related to clinical trials and royalties on product sales over the term of the contract, with minimum annual royalty payments commencing in the calendar year after commercialization. In January 2019, Former Elicio licensed additional intellectual property and terminated a license obtained in July 2012 from the university. No commercialization royalties have been achieved.

Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2023 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.
Note 11—Income Taxes
The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 12—Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per share of Common Stock after giving consideration to all potentially dilutive shares of Common Stock, including options to purchase Common Stock and Preferred Stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential shares of Common Stock and Preferred Stock have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.

Basic and diluted net loss per share attributable to common stockholders was calculated at June 30, as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(7,559)	$(7,299)	$(15,586)	$(14,359)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	3,100,957	314,572	1,720,202	313,148
Net loss per share, basic and diluted	$(2.44)	$(23.20)	$(9.06)	$(45.85)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Convertible preferred stock	—	2,059,762
Shares issuable upon exercise of stock options	1,285,257	8,515
Shares issuable upon the exercise of warrants	148,764	127,982
Options to purchase Common Stock	—	250,288
Total	1,434,021	2,446,547
Note 13—Related Party Transactions
The Company paid $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, for consulting services provided by an entity affiliated with the Company’s former interim chief financial officer and former board member.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the year ended December 31, 2022 and 2021 included in our proxy statement/prospectus/information statement on Form S-4 filed April 26, 2023, as amended (the “Form S-4”). In addition to the historical financial information, this discussion contains forward-looking statements involving risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors,” which you should carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
Overview
We are a clinical-stage biotechnology company developing a pipeline of novel immunotherapies for the treatment of cancer and other diseases. For therapies designed to engage the immune system to treat disease, it is critical to target activation to lymph nodes where adaptive immune responses are generated. Our proprietary Amphiphile, or AMP, platform delivers immunotherapeutics directly to the lymph nodes. We believe this site-specific delivery of disease-specific antigens, adjuvants, and other immunomodulators will more efficiently educate, activate, and amplify critical immune cells, resulting in induction and persistence of potent adaptive immunity required to treat many diseases. Our lead product candidate, ELI-002, is currently in phase 1 trials with initial data presented at the 2023 American Society of Clinical Oncology (ASCO) Annual Meeting.
Our operations through June 1, 2023 have been financed primarily by aggregate net proceeds of $89.1 million from the issuance of convertible preferred stock, convertible notes, and the exercise of stock options and common stock warrants. Since inception, we have had significant annual operating losses. Our net loss was $7.6 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively, and $15.6 million and $14.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $122.6 million and $21.7 million in cash and cash equivalents.
Elicio Operating Company, Inc. (formerly known as “Elicio Therapeutics, Inc.”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc. in August 2011. In December 2018, Former Elicio formed a wholly owned subsidiary, Elicio Securities Corporation, a Massachusetts corporation.
Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the unaudited condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. Our unaudited condensed consolidated financial statements appearing elsewhere in this 10-Q statement have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

• advance our lead product candidate, ELI-002 to late stage clinical trials;
• advance our preclinical programs to clinical trials;
• expand our pipeline of product candidates;
• seek regulatory approval for our investigational medicines;
• maintain, expand, protect and defend our intellectual property portfolio;
• acquire or in-license technology;
• expand our clinical, scientific, management and administrative teams; and
• operate as a public company.
We believe that our cash on hand will enable us to fund our operations through calendar year 2023 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.
We have not had any products approved for sale. We do not expect to generate any product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.
On January 17, 2023, we entered into a definitive merger agreement (the “Merger Agreement”) with Angion Biomedica Corp (“Angion”), a clinical-stage biotechnology company. In accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, by and among Angion, Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Elicio Therapeutics, Inc. (“Former Elicio”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”).
On June 1, 2023, we completed the Merger in accordance with the terms and conditions of the Merger Agreement and changed our name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” Immediately following the consummation of the Merger, there were approximately 9.7 million shares of our common stock outstanding on a fully-diluted basis, with Former Elicio equity holders collectively owning approximately 65.2% of Elicio and Angion equity holders collectively owning approximately 34.8% of Elicio, in each case on a fully diluted basis.
Components of Results of Operations
The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.
Operating Expenses
Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.
Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:
• personnel costs, which include salaries, benefits and equity-based compensation expense;
• expenses incurred under agreements with consultants and contract organizations that conduct research and development activities on our behalf;
• costs related to sponsored research service agreements;
• costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
• laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
• laboratory supplies and equipment used for internal research and development activities.
We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and service providers.
Our research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. Substantially all our research and development costs are incurred on the development of ELI-002 and ELI-004, an AMP adjuvant that is a significant component of ELI-002, and our preclinical candidates.
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the clinical research necessary to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including legal, recruiting, audit and accounting and facility-related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with Nasdaq Stock Market LLC, or Nasdaq, Marketplace Rules, or the Nasdaq Listing Rules and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs and investor relations costs associated with being a public company.
Other Income (Expense)

For the three and six months ended June 30, 2023 and 2022, other income and expense consisted primarily of interest income, foreign exchange transaction gains, changes in fair value of the embedded derivative, gain and loss from the settlement of promissory notes, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
Research and development	$4,944	$5,041	$(97)	(2)%
General and administrative	2,833	1,191	1,642	138%
Total operating expenses	7,777	6,232	1,545	25%
Loss from operations	(7,777)	(6,232)	(1,545)	25%
Total other income (expense)	218	(1,067)	1,285	(120)%
Net loss	$(7,559)	$(7,299)	$(260)
Research and Development Expenses

Research and development expenses were $4.9 million for the three months ended June 30, 2023, compared to $5.0 million for the three months ended June 30, 2022. The decrease of $0.1 million was primarily due to the GIRF grant offsetting increased manufacturing and clinical trial expenses as the Company focused on ELI-002 clinical development.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended June 30, 2023, compared to $1.2 million for the three months ended June 30, 2022. The increase of $1.6 million was primarily due to higher personnel-related costs in support of organizational growth and higher professional fees incurred in connection with the Merger and operating as a public company.

Other Income/(Expense)
Other income/(expense) for the three months ended June 30, 2023 was income of $0.2 million compared to expense of $1.1 million for the three months ended June 30, 2022. The decrease of $1.3 million was primarily due to reduced interest expense associated with the conversion of the convertible notes to preferred stock as part of the Series C Preferred Stock offering.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(In thousands, except percentages)
Operating expenses:
Research and development	$10,428	$9,220	$1,208	13%
General and administrative	5,154	2,782	2,372	85%
Total operating expenses	15,582	12,002	3,580	30%
Loss from operations	(15,582)	(12,002)	(3,580)	30%
Other income (expense), net	(4)	(2,357)	2,353	(100)%
Net loss	$(15,586)	$(14,359)	$(1,227)

Research and Development Expenses
Research and development expenses were $10.4 million for the six months ended June 30, 2023, compared to $9.2 million for the six months ended June 30, 2022. The increase of $1.2 million was primarily due to an increase in external costs associated with manufacturing and clinical trials.

General and Administrative Expenses
General and administrative expenses were $5.2 million for the six months ended June 30, 2023, compared to $2.8 million for the six months ended June 30, 2022. The increase of $2.4 million was primarily due to higher personnel-related costs in support of organizational growth and higher professional fees incurred in connection with the Merger and operating as a public company.

Other Income/(Expense)
Other expense for the six months ended June 30, 2023 was income of $0.0 million compared to expense of $2.4 million for the six months ended June 30, 2022. The decrease of $2.4 million was primarily due to reduced interest expense associated with the convertible notes.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through June 30, 2023 have been financed primarily by aggregate net proceeds of $89.1 million from the issuance of common stock, convertible preferred stock, convertible notes, and the exercise of stock options and common stock warrants. Since inception, we have had significant operating losses. Our net loss was $15.6 million and $14.4 million for the six months ended June 30, 2023 and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $122.6 million and $21.7 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the unaudited condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. The unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Future Cash Needs and Funding Requirements
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our planned operations through calendar year 2023. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Until such time as we can generate significant revenue from sales of product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other sources of capital, including collaborations, licenses, credit or loan facilities, receipt of research contributions or grants, tax credit revenue or a combination of one or more of these funding sources. Adequate funding may not be available to us on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raises funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates itself.

Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(17,614)	$(9,517)
Investing activities	13	(559)
Financing activities	31,552	1,247
Effect of foreign currency on cash	(2)	—
Net increase (decrease) in cash	$13,949	$(8,829)
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $17.6 million, which primarily consisted of a net loss of $15.6 million and the use of cash from the change in net operating assets and liabilities of $3.2 million which was partially offset by net non-cash charges of $1.2 million. The use of cash due to the change in net operating assets and liabilities was due to a $1.4 million reduction in deferred research obligation, $1.1 million increase in prepaid expenses, $0.3 million decrease in accrued expense and accounts payable, and $0.3 million decrease in operating lease. The net non-cash charges were primarily related to $1.1 million of interest expense related to the accretion of promissory notes payable, $0.5 million of stock-based compensation, $0.4 million decrease in the right of use asset, $0.2 million of depreciation offset by $0.4 million in the fair value of the embedded derivative associated with the promissory notes payable and $0.6 million of gain on the settlement of the promissory notes payable.

For the six months ended June 30, 2022, net cash used in operating activities was $9.5 million, which primarily consisted of a net loss of $14.4 million partially offset by net non-cash charges of $3.1 million and $1.7 million from the change in net operating assets and liabilities. The gain in cash due to the change in net operating assets and liabilities was due to a $1.9 million increase in accounts payable and accrued expenses, a $0.1 million decrease in prepaid expenses and a $0.2 million decrease in operating lease. The net non-cash charges were primarily related to $2.4 million of interest expense related to convertible notes, $0.3 million of stock-based compensation and $0.2 million of depreciation off set by $0.1 million in the fair value of the embedded derivative associated with the convertible notes.
Investing Activities
For the six months ended June 30, 2023, cash provided by or used in investing activities was immaterial.
For the six months ended June 30, 2022, net cash used in investing activity was $0.6 million, which was driven by the purchase of fixed assets.
Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities was $31.6 million as a result of the Merger.
For the six months ended June 30, 2022, net cash provided by financing activities was $1.2 million, consisting primarily of proceeds from the issuance of preferred stock.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Current Report on Form 8-K filed with the SEC on June 2, 2023. During the six months ended June 30, 2023, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously disclosed.
Emerging Growth Company and Smaller Reporting Company Status
We are a smaller reporting company and an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor's report on internal controls over financial reporting pursuant to Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of our first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (iii) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which means the market value of equity securities held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e), or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

During the 2022 audit procedures performed around convertible preferred stock, an adjustment in the amount of $843,000, related to the modification of the Series A preferred stock dividend rights, and associated issuance of warrants during 2018 was identified. It was further determined the modification of the dividend rights and the issuance of warrants should have been accounted for as an extinguishment.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be detected on a timely basis. Although the identified adjustment was immaterial to our financial statements, we determined that there was a risk that a similar event could have occurred without being prevented or detected on a timely basis that could have given rise to a potentially material misstatement in our financial statements or disclosures.

Although we have initiated efforts to remediate this material weakness, including enhanced review processes to address infrequent, complex transactions, the material weakness has not been fully remediated as of June 30, 2023, and continues to be disclosed as a material weakness in the Company’s Form 10-Q for the three and six month periods ended June 30, 2023.

Our remediation efforts are intended to address the identified material weakness. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of business or otherwise. Following announcement of the merger agreement with Elicio on January 17, 2023, and the filing of a Registration Statement on Form S-4 on February 13, 2023, a lawsuit was filed in the United States District Court for the Eastern District of New York on February 17, 2023 by a purported stockholder of Angion in connection with the proposed merger between Angion and Elicio. The lawsuit was captioned Klein v. Angion Biomedica Corp., et al., No. 1:23-cv-01313 (E.D.N.Y.). The Klein complaint named as defendants Angion, and the members of the Angion Board. The Klein complaint alleged claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Angion Board. The plaintiff contended that the registration statement on Form S-4 initially filed with the SEC on February 13, 2023 omitted or misrepresented material information regarding the proposed merger between Angion and Elicio, rendering the registration statement false and misleading. The Klein complaint sought injunctive and declaratory relief, as well as damages. On February 21, 2023, the plaintiff filed a notice of voluntary dismissal of the Klein lawsuit. Although the plaintiffs voluntarily dismissed this case, litigation of this type is prevalent in mergers involving public companies, and other potential plaintiffs may file lawsuits challenging the Merger.
The outcome of any additional future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to us, including any costs associated with the indemnification of directors and officers.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors, described in our Form 8-K filed on June 2, 2023 as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. There have been no material changes in our risk factors from those described in our current report on Form 8-K filed on June 2, 2023, other than the updates to the risk factors set forth below.
We have identified a material weakness in our internal control over financial reporting related to our control environment. If we do not remediate the material weaknesses in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our periodic reports filed with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
We have identified a material weakness in our internal control over financial reporting related to our control environment. More specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions.
Over the next several months, we plan to implement a number of measures to address the material weakness we have identified. We plan to design additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on complex and non-routine transactions. These controls are expected to include an additional review process to ensure that the correct conclusions are reached with respect to complex and non-routine transactions and avoid the potential for a material misstatement of our financial statements. We intend to complete the implementation of our remediation plan during 2023. However, we cannot assure you that we will be successful in remediating the material weakness we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.
Any failure to remediate the material weakness we identified or develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to remediate the material weakness we identified or implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith
			Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.		8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation		8-K	2/09/2021	3.1
3.2	Amended and Restated Bylaws		8-K	2/09/2021	3.2
3.43	Certificate of Amendment, dated June 1, 2023 to the Amended and Restated Certificate of Incorporation of Angion Biomedica Corp. to implement the Reverse Stock Split.		8-K	6/02/2023	3.3
3.4	Certificate of Amendemnt, dated June 1, 2023 to the Amended and Restated Certificate of Incorporation of Angion Biomedica Corp. to implement Officer Exculpation.		8-K	6/02/2023	3.4
3.5	Certificate of Amendment, dated June 1, 2023 to the Amended and Restated Certificate of Incorporation of Angion Biomedica Corp. to implement the name change.		8-K	6/02/2023	3.5
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.		S-1/A	2/01/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.		S-1	1/15/2021	4.3
4.4	Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.		S-1	1/15/2021	4.6
10.1+	Offer Letter between Elicio Therapeutics, Inc. and Brian Piekos, dated May 9, 2023		8-K	6/02/2023	10.2
10.2	Form of Indemnification Agreement between Elicio Therapeutics, Inc. and each of its directors and officers.	Form of Indemnification Agreement between Elicio Therapeutics, Inc. and each of its directors and officers.	8-K	6/02/2023	10.8
10.3	Information Rights Letter, dated May 30, 2023, by and between Clal Biotechnology Industries Ltd. and Elicio Therapeutics, Inc.		8-K	6/02/2023	10.13
10.4	Employment Agreement between Elicio Therapeutics, Inc. and Robert Connelly, dated as of November 15, 2018.		S-4/A	3/29/2023	10.29
10.5	Offer Letter between Elicio Therapeutics, Inc. and Dr. Christopher Haqq, dated as of September 29, 2019.		S-4/A	3/29/2023	10.30
10.6	Offer Letter between Elicio Therapeutics, Inc. and Dr. Annette Matthies, dated as of January 12, 2021.		S-4/A	3/29/2023	10.31
10.7	Employment Letter, by and between Elicio Therapeutics, Inc. and Peter DeMuth, dated as of April 13, 2022.		S-4/A	3/29/2023	10.32
10.8	Elicio Therapeutics, Inc. 2012 Equity Incentive Plan, as amended.		S-4/A	3/29/2023	10.27
10.9	Elicio Therapeutics, Inc. 2022 Equity Incentive Plan, as amended.		S-4/A	3/29/2023	10.28
10.10	Exclusive Patent License Agreement, dated January 22, 2016, by and between Elicio Therapeutics, Inc. and the Massachusetts Institute of Technology, as amended.		S-4/A	3/29/2023	10.25

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith
			Form	Date	Number
10.11	Supply and Non-Exclusive License Agreement by and between Elicio Therapeutics, Inc. and Regeneron Pharmaceuticals, Inc., dated as of May 11, 2022		S-4/A	3/29/2023	10.26
10.12	Note Purchase Agreement, dated Janaury 17, 2023, by and between Elicio Therapeutics and Angion Biomedica Corp., and Form of Promissory Note	Note Purchase Agreement, dated Janaury 17, 2023, by and between Elicio Therapeutics and Angion Biomedica Corp., and Form of Promissory Note	8-K	1/17/2023	10.1
10.13	Lease Between Elicio Therapeutics, Inc. and RREF II 451D, LLC dated July 21, 2021.		S-4/A	3/29/2023	10.34
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
+ Indicated management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	August 11, 2023		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

ELICIO THERAPEUTICS, INC.

		By:	/s/ BRIAN PIEKOS
Date:	August 11, 2023		Brian Piekos Chief Financial Officer (Principal Financial and Accounting Officer)