Form 10-Q
period 2023-09-30
Elicio Therapeutics, Inc.
filed 2023-11-13
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock outstanding as of November 7, 2023 was 8,407,106.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•our financial condition, including our ability to obtain the funding necessary to advance the development of ELI-002 and any other future product candidates, and our ability to continue as a going concern;
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
•our anticipated research and development activities and projected expenditures;
•existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
•the extent to which global economic and political developments, including the ongoing conflict between Ukraine and Russia, the conflicts in the Middle East, and other geopolitical events, will affect our business operations, clinical trials, or financial condition;
•our expectations regarding other macroeconomic trends;
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
•our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our projected financial performance;
•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements; and
•the impact of laws and regulations.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in our Current Report on Form 8-K filed with the SEC on June 2, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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
EXPLANATORY NOTE

On June 1, 2023, Elicio Operating Company, Inc. (“Former Elicio”), completed the previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated as of January 17, 2023 (the “Merger Agreement”), by and among the Delaware corporation formerly known as “Angion Biomedica Corp.” (“Angion”), Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Former Elicio, pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”). Additionally, on June 1, 2023, Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” (the “Company”).

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

Since Former Elicio was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Former Elicio and did not include the combined entities’ activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 include the acquired business from June 2, 2023 through September 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Former Elicio have been retroactively restated based on the exchange ratio of 0.0181.

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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$14,841	$6,156
Restricted cash, current	1,671	1,641
Prepaid expenses and other current assets	3,419	2,920
Total current assets	19,931	10,717
Property and equipment, net	772	1,147
Operating lease, right-of-use assets	6,768	7,350
Restricted cash, noncurrent	683	617
Other long-term prepaid assets	2,833	2,833
Total assets	$30,987	$22,664
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,406	$2,805
Accrued expenses	4,416	1,935
Deferred research obligation	1,664	1,436
Operating lease liability, current	938	692
Unvested option exercise liability, current	36	—
Warrant liability	26	—
Total current liabilities	11,486	6,868
Operating lease liability, noncurrent	6,215	6,789
Unvested option exercise liability, non current	—	92
Total liabilities	17,701	13,749
Commitments and contingencies - Note 10
Convertible preferred stock:
Series A convertible preferred stock, $0.06 par value: no shares and 132,387 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	7,495
Series B convertible preferred stock, $0.06 par value: no shares and 1,927,375 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	62,944
Series C convertible preferred stock, $0.06 par value: no shares and 4,888,798 shares authorized at September 30, 2023 and December 31, 2022, respectively; no shares and 2,938,158 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	40,621
Total convertible preferred stock	—	111,060
Stockholders' equity (deficit):
Common stock, $0.01 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 8,384,723 shares and 320,281 shares issued at September 30, 2023 and December 31, 2022, respectively; 8,378,361 and 320,281 outstanding as of September 30, 2023 and December 31, 2022, respectively	84	3
Treasury stock, at cost, 14,455 shares and no shares outstanding as of September 30, 2023 and December 31, 2022, respectively	(150)	—
Additional paid-in capital	146,631	4,860
Accumulated other comprehensive income (loss)	(25)	—
Accumulated deficit	(133,254)	(107,008)
Total stockholders' equity (deficit)	13,286	(102,145)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$30,987	$22,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$7,264	$4,593	$17,692	$13,813
General and administrative	3,507	1,177	8,661	3,959
Total operating expenses	10,771	5,770	26,353	17,772
Loss from operations	(10,771)	(5,770)	(26,353)	(17,772)
Other income (expense)
Change in fair value of warrant liability	6	—	(17)	—
Change in fair value of embedded derivatives	—	(360)	429	(286)
Gain on extinguishment of promissory notes payable	—	—	604	—
Loss on sale of equipment	(105)	—	(105)	(4)
Foreign exchange transaction loss	(33)	—	(45)	—
Interest income	246	10	298	10
Interest expense	(1)	(1,078)	(1,057)	(3,505)
Total other income (expense)	113	(1,428)	107	(3,785)
Net loss	(10,658)	(7,198)	(26,246)	(21,557)
Other comprehensive loss:
Foreign currency translation adjustment	(23)	—	(25)	—
Comprehensive loss	$(10,681)	$(7,198)	$(26,271)	$(21,557)
Net loss per common share, basic and diluted	$(1.27)	$(22.67)	$(3.19)	$(68.52)
Weighted average common shares outstanding, basic and diluted	8,376,384	317,512	8,240,326	314,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2022 (1)	4,997,920	$111,060	320,281	$3	—	$—	$4,860	$—	$(107,008)	$(102,145)
Exercise of stock options	—	—	4,699	—	—	—	40	—	—	40
Issuance of common stock upon net settlement of restricted stock units	—	—	2,601	—	—	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	(8,029)	(8,029)
Balance as of March 31, 2023	4,997,920	111,060	327,581	3	—	—	5,158	—	(115,037)	(109,876)
Exercise of stock options	—	—	4,460	—	—	—	—	—	—	—
Issuance of common stock upon net settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Conversion of preferred stock	(4,997,920)	(111,060)	4,997,920	50	—	—	111,010	—	—	111,060
Issuance of common stock to Angion stockholders as result of Merger and reset to par of $0.01, net of transaction cost of $2.4 million	—	—	3,012,854	30	—	—	19,709	—	—	19,739
Settlement of promissory notes in connection with Merger	—	—	—	—	—	—	10,028	—	—	10,028
Issuance of common stock upon accelerated vesting of restricted stock units due to Merger, net of treasury stock	—	—	26,550	1	—	—	26	—	—	27
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	(14,455)	(150)	—	—	—	(150)
Stock-based compensation	—	—	—	—	—	—	279	—	—	279
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(7,559)	(7,559)
Balance as of June 30, 2023	—	—	8,370,268	84	(14,455)	(150)	146,221	(2)	(122,596)	23,557
Exercise of stock options	—	—	7,190	—			60	—	—	60
Issuance of common stock upon net settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	339	—	—	339
Foreign currency translation adjustment	—	—	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	—	—	(10,658)	(10,658)
Balance as of September 30, 2023	—	$—	8,378,361	$84	(14,455)	$(150)	$146,631	$(25)	$(133,254)	$13,286

(1) Retroactively restated for the reverse recapitalization as described in Note 3.

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2021 (1)	1,408,100	$70,439	310,200	$3	—	$—	$4,261	$—	$(78,801)	$(74,537)
Exercise of stock options	—	—	71	—	—	—	1	—	—	1
Vesting of restricted common stock	—	—	2,775	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	157	—	—	157
Net loss	—	—	—	—	—	—	—	—	(7,060)	(7,060)
Balance as of March 31, 2022	1,408,100	70,439	313,046	3	—	—	4,422	—	(85,861)	(81,436)
Vesting of restricted common stock	—	—	2,775	—	—	—	3	—	—	3
Exercise of stock options	—	—	181	—	—	—	3	—	—	3
Issuance of Series C convertible preferred stock, net of issuance costs of approximately $0.3 million	103,637	1,169	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	113	—	—	113
Net loss	—	—	—	—	—	—	—	—	(7,299)	(7,299)
Balance as of June 30, 2022	1,511,737	71,608	316,002	3	—	—	4,541	—	(93,160)	(88,616)
Issuance of Series C convertible preferred stock, net of issuance costs of approximately $0.7 million	668,942	8,840	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	341	—	—	—	4	—	—	4
Vesting of restricted common stock	—	—	2,775	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	—	—	—	(7,198)	(7,198)
Balance as of September 30, 2022	2,180,679	$80,448	319,118	$3	—	$—	$4,658	$—	$(100,358)	$(95,697)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1) Retroactively restated for the reverse recapitalization as described in Note 3.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,246)	$(21,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	302	290
Amortization of right-of-use assets, operating leases	582	473
Non-cash interest expense	1,061	3,509
Change in fair value of embedded derivative	(429)	286
Change in fair value of warrant liability	17	—
Stock-based compensation	842	380
Gain on extinguishment of promissory note payable	(604)	—
Loss on disposal of property and equipment, net	105	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41)	(1,513)
Other long-term prepaid assets	—	114
Accounts payable	63	1,407
Accrued expenses and other current liabilities	1,910	(70)
Deferred research obligation	228	2,152
Operating lease liabilities	(588)	(378)
Net cash used in operating activities	(22,798)	(14,903)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(559)
Proceeds from sale of property and equipment	34	—
Net cash used in investing activities	(32)	(559)
Cash flows from financing activities:
Cash acquired in connection with the reverse merger	24,000	—
Merger transaction costs	(2,366)	—
Proceeds from issuance of promissory notes payable	10,000	—
Proceeds from issuance of Series C-1 convertible preferred stock, net of issuance costs	—	10,009
Payment for purchase of treasury stock	(150)	—
Exercise of stock options	127	17
Net cash provided by financing activities	31,611	10,026
Effect of foreign currency on cash	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,781	(5,436)
Cash, cash equivalents and restricted cash at beginning of period	8,414	10,045
Cash, cash equivalents and restricted cash at the end of the period	$17,195	$4,609

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$14,841	$1,839
Restricted cash	2,354	2,770
Total cash, cash equivalents and restricted cash	$17,195	$4,609

Supplemental disclosure of noncash investing and financing activities:
Loss on disposal of property and equipment	$139	$4
Accretion of promissory note discount from embedded derivative	$130	$—
Accretion of promissory note to face value	$897	$—
Settlement of promissory notes payable	$10,028	$—
Interest expense from convertible notes payable	$34	$—
Accretion of convertible notes discount from embedded derivative	$—	$1,639
Accretion of convertible notes discount from issuance costs	$—	$219
Interest expense from convertible notes payable	$—	$574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc., in August 2011. Elicio is a clinical-stage biotechnology company developing a pipeline of novel immunotherapies for the treatment of cancer. In December 2018, Elicio formed a wholly-owned subsidiary, Elicio Securities Corporation (“ESC”), a Massachusetts corporation. ESC is an investment company. Elicio and ESC are collectively referred to as “Elicio” throughout these unaudited consolidated financial statements.
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
On June 1, 2023, the Company completed the Merger in accordance with the terms and conditions of the Merger Agreement and Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” Immediately following the consummation of the Merger, there were approximately 9.7 million shares of the Company’s common stock outstanding on a fully-diluted basis, with Former Elicio equity holders collectively owning approximately 65.2% of the Company and Angion equity holders collectively owning approximately 34.8% of the Company, in each case on a fully diluted basis.
The Merger was accounted for as a reverse recapitalization, with Former Elicio being treated as the acquirer for accounting purposes. See discussions of the transactions in connection with the Merger at Note 3 - Merger and Related Transactions.
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of September 30, 2023, the Company had an accumulated deficit of $133.3 million. The Company expects that its operating losses and operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of September 30, 2023, the Company had $14.8 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, consistent in all material respects with those applied in the Company’s audited financial statements and accompanying notes for the year ended December 31, 2022 and 2021 included in the Company’s proxy statement/prospectus/information statement on Form S-4 filed April 26, 2023, as amended (the “Form S-4”). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). This report should be read in conjunction with the audited consolidated financial statements in the Form S-4.
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Angion Pty Ltd. (“Angion Pty”), which was established on August 22, 2019, and its wholly-owned subsidiary, ESC, which was established in Massachusetts in December 2018. The Company established Angion Pty, an Australian subsidiary, for the purpose of qualifying for research credits for studies conducted in Australia and ESC is an investment company. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2022, included in its Form S-4. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.
Since Former Elicio was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Former Elicio and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 include the acquired business from June 2, 2023 through September 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of the Former Elicio have been retroactively restated based on the exchange ratio of 0.0181.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.

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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

from their respective accounts, and the resulting gain or loss is recorded in the consolidated statement of operations and comprehensive loss. Repair and maintenance expenditures are charged to expense as incurred.

Asset Class	Estimated Useful Lives
Equipment	5 years
Furniture and fixtures	3 years
Leasehold improvements	Term of the lease

Impairment of Long-Lived Assets
Periodically, the Company evaluates its long-lived assets, which consist primarily of property and equipment, and right of use asset for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and nine months ended September 30, 2023 and 2022, no impairments have occurred.

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
Convertible Preferred Stock
Former Elicio had classified convertible preferred stock, par value $0.06 per share, (the “Preferred Stock”) as temporary equity in the accompanying consolidated balance sheets due to certain changes in control events that are outside of the Former Elicio’s control, including sale or transfer of control of Former Elicio, as holders of the Preferred Stock could cause redemption of the shares in these situations. Former Elicio did not accrete the carrying values of the Preferred Stock to the redemption values since a liquidation event was not considered probable as of December 31, 2022. Subsequent adjustments of the carrying values to the ultimate redemption values would be made only if it becomes probable that such a liquidation event will occur. During the prior reporting period an immaterial error was discovered in Former Elicio's 2022 audited financial statements whereas the amount of Series A and Series B Preferred Stock did not include 41,887 and 609,755 shares, respectively, that were deemed to be issued due to the antidilutive protection triggered by the Series C shares issued in October 2022 at a price below $1.00. As a result of the Merger, all Former Elicio preferred stock were converted into Company common stock on June 1, 2023. See Note 7.

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
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when the Company management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has not identified any significant uncertain tax positions as of September 30, 2023.

Research and Development

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Research Grant
The Company recognizes the amount of grant income based on the activity in allowable expenses covered under the grant and has elected to recognize the funds earned as an offset to the related research expenses recorded in operations. Advances from the grant that have yet to be recognized are recorded as restricted cash if the grant requires the funds to be isolated from general cash and cash equivalents. The Company records a liability for any research activity that is required under the grant but has not yet been performed. The liability is recorded as deferred research obligation on the condensed consolidated balance sheets.
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
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to determine the weighted-average fair value of options granted, which uses as inputs the fair value of the Company common stock, assumptions the Company makes for the volatility of its Company common stock, the expected term of its stock options, the risk-free interest rate for a period that approximates the expected term of its stock options and its expected dividend yield.
Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period.
Prior to the Merger, there was no public market for Former Elicio’s common stock. The estimated fair value of the Company common stock underlying Former Elicio’s stock-based awards was determined by Former Elicio’s board of directors as of the grant date of each option grant. To determine the fair value of Former Elicio’s common

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

stock underlying option grants, Former Elicio’s board of directors considered, among other things, input from management and valuations of Former Elicio's common stock prepared by third-party valuation firms performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Merger, the fair value of Company common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Select Market.
Net Loss Per Share
Basic net loss per share of Company common stock is computed by dividing net loss attributable to Company common stockholders by the weighted average number of shares of Company common stock outstanding for the period. Diluted net loss per share excludes the potential impact of Company common stock options, warrants and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and nine months ended September 30, 2023 and 2022, basic and diluted net loss per common share are the same.
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
Note 3—Merger and Related Transactions
As described in Note 1, Former Elicio merged with a wholly owned subsidiary of Angion on June 1, 2023. The Merger was accounted for as a reverse recapitalization under U.S. GAAP. Former Elicio was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: (i) Former Elicio stockholders own a substantial majority of the voting rights; (ii) Former Elicio designated a majority (six of nine) of the initial members of the Company’s board of directors of the combined company; (iii) Former Elicio’s executive management team became the management team of the combined company; and (iv) the Company was named Elicio Therapeutics, Inc. and is headquartered in Boston, Massachusetts. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former Elicio issuing stock to acquire the net assets of Angion. As a result of the Merger, the net assets of Angion were recorded at their acquisition-date fair value, which approximated book value due to the short-term nature of the instruments, in the financial statements of Former Elicio and the reported operating results prior to the Merger were those of Former Elicio. Historical common share amounts of Former Elicio have been retroactively restated based on the exchange ratio of 0.0181 (the “Exchange Ratio”). It was concluded that any in-process research and development assets that remained as of the Merger would be de minimis when compared to the cash and investments obtained through the Merger.
Prior to the effective time of the Merger, on June 1, 2023, in connection with the transactions contemplated by the Merger Agreement, the Company effected a reverse stock split of Angion’s common stock, par value $0.01 per share (“Angion common stock”), at a ratio of 10:1 (the “Reverse Stock Split”). At the effective time of the Merger, each outstanding share of Former Elicio capital stock (after giving effect to the automatic conversion of all shares of Former Elicio preferred stock into shares of Former Elicio common stock and excluding any shares held as treasury stock by Former Elicio or held or owned by Angion or any subsidiary of Angion or Former Elicio and any dissenting shares) was converted into the right to receive 0.0181 shares of Angion common stock, which resulted in the issuance by Angion of an aggregate of 5,375,751 shares of Angion common stock to the stockholders of Former Elicio (the “Exchange Shares”), and a total of 8,387,025 shares of the Company common stock being issued and outstanding immediately following the effective time of the Merger. In addition, Angion assumed the Elicio 2022 Equity Incentive Plan and the Elicio 2012 Equity Incentive Plan (the “Elicio Plans”) and each outstanding and unexercised option to purchase Former Elicio common stock and each outstanding and unexercised warrant to

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

purchase Former Elicio capital stock were adjusted with such stock options and warrants henceforth representing the right to purchase a number of shares of the Company’s common stock equal to the Exchange Ratio multiplied by the number of shares of Former Elicio common stock previously represented by such options, and warrants at an exercise price equal to the exercise price of Former Elicio capital stock divided by the Exchange Ratio.
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

Per the terms of the Merger Agreement, upon completion of the Merger, all obligations owed by Former Elicio related to the promissory notes were automatically forgiven and the amount advanced by Angion, along with any accrued and unpaid interest, was credited towards the net cash balance used to calculate the assets and liabilities listed above. Upon settlement of the promissory notes, the Company recognized a gain of $0.6 million related to extinguishment of the promissory notes.

The Company recognized the net assets acquired, excluding the promissory notes and transaction costs of $2.9 million, as a reduction to additional paid-in capital in the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023.
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$16,302	$—	$—	$16,302
Total assets	$16,302	$—	$—	$16,302
Warrant liabilities	$—	$—	$26	$26
Total liabilities	$—	$—	$26	$26

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,340	$—	$—	$5,340
Total assets	$5,340	$—	$—	$5,340
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

As part of the Merger transaction, Former Elicio adopted Angion’s warrant liabilities. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of the period	$—	$—
Existing Angion Warrant Liability	9	—
Change in fair value	17	—
Balance, end of the period	$26	$—
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
The fair value of the common stock warrant liability was estimated using the following assumptions:

	September 30, 2023	June 1, 2023
Weighted average strike price	$76.00	$76.00
Contractual term (years)	4.9	5.2
Volatility (annual)	153.2%	100.0%
Risk-free rate	4.6%	3.9%
Dividend yield (per share)	0.0%	0.0%

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development contract services	$2,379	$2,132
Advanced professional fees	209	648
Prepaid insurance	496	104
Miscellaneous receivables	102	—
Other prepaid expenses and other current assets	233	36
Total prepaid and other current assets	$3,419	$2,920

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$1,678	$1,787
Furniture and fixtures	374	359
Leasehold improvements	132	124
Total property and equipment	2,184	2,270
Less: accumulated depreciation	(1,412)	(1,123)
Property and equipment, net	$772	$1,147
Depreciation expense for the three and nine months ended September 30, 2023 was immaterial and $0.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $2.8 million as of September 30, 2023 and December 31, 2022, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued professional fees	$951	$180
Accrued compensation and benefits	1,577	1,491
Accrued research and development	1,875	260
Other accrued expenses	13	4
Total accrued expenses	$4,416	$1,935

Note 6 — Research Grant
In September 2022, Former Elicio entered into a grant agreement with the Gastro-Intestinal (“GI”) Research Foundation, a not-for-profit organization focused on supporting research to treat, cure and prevent digestive

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

diseases. Of the $2.8 million award, $2.3 million was received in September 2022 and the remaining $0.5 million was received in June 2023 with the completion of the development efforts as defined in the agreement. For the three and nine months ended September 30, 2023, the Company incurred zero and $1.9 million in research and development expenses related to this project. For both the three and nine months ended September 30, 2022, the Company incurred $0.1 million in research and development expenses related to this project.
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of a $0.5 million credit. The grant funds available as of September 30, 2023 are $1.7 million, which are reflected in restricted cash and the deferred research obligation in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2023 the Company incurred $1.4 million in research and development expenses related to this project.
The award money for both agreements was earned and recognized as a contra research and development expense as the expenses were incurred.

Note 7—Convertible Preferred Stock, Common Stock and Stockholders' Equity

Authorized Shares
The Company's current Amended and Restated Certificate of Incorporation, as amended, authorizes 300,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
Convertible Preferred Stock
Former Elicio’s convertible preferred stock consisted of Series A preferred stock (“Series A Preferred Shares”), Series B preferred stock (“Series B Preferred Shares”) and Series C preferred stock (“Series C Preferred Shares”).
Series C Convertible Preferred Stock
In May 2022, Former Elicio authorized the sale and issuance of up to 760,200 shares of $0.06 par value Series C Preferred Shares at an original issuance price of $66.30 per share and up to 325,800 shares of Series C Preferred for the settlement of the Convertible Notes Payable. The Series C Preferred Shares financing was structured to be issued in rolling closes in 2022.
From the period May through September 2022, Former Elicio issued 772,579 shares of Series C Preferred Shares for gross proceeds of approximately $11.0 million. Former Elicio incurred cash issuance costs of approximately $1.0 million in connection with these shares.
Conversion of Convertible Preferred Stock
On June 1, 2023, Former Elicio completed the Merger with Angion in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Elicio’s preferred stock was converted into a share of Former Elicio’s common stock. At the closing of the Merger, the Company issued an aggregate of 5,375,751 shares of its common stock to Former Elicio stockholders, based on an exchange ratio of 0.0181 shares of the Company’s common stock for each share of Former Elicio’s common stock outstanding immediately prior to the Merger, including those shares of common stock issued upon conversion of the Former Elicio preferred stock. No shares and 772,579 shares of convertible preferred stock were issued during the nine months ended September 30, 2023 and 2022, respectively.
The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences of Former Elicio as of December 31, 2022 were as follows (in thousands, except share and per share amounts):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	Authorized Shares	Shares Issued and Outstanding	Aggregate Liquidation Amount	Proceeds Net of Liquidation Costs
Series A Convertible Preferred Shares	132,387	132,387	$7,495	$7,495
Series B Convertible Preferred Shares	1,927,375	1,927,375	$72,803	$62,944
Series C Convertible Preferred Shares	4,888,798	2,938,158	$41,816	$40,621
Total Preferred Shares	6,948,560	4,997,920

The Series A and Series B Preferred Shares were deemed changed as of October 18, 2022 into 132,387 and 1,927,375 preferred shares (retroactively restated for the reverse recapitalization as described in Note 3) due to the antidilutive protection triggered by the Series C shares issued in October 2022 at a price below $1.00.
As a result of the Merger, the aggregate amount of 4,997,920 shares of Former Elicio preferred stock (retroactively restated for the reverse recapitalization as described in Note 3) were converted into 4,997,920 shares of Former Elicio's common stock to be exchanged for the same number of shares of the Company’s common stock.
Note 8—Stock-Based Compensation

2012 Plan and 2022 Plan
Pursuant to the Merger Agreement, the Company assumed the Former Elicio 2022 Equity Incentive Plan and the Former Elicio 2012 Equity Incentive Plan (the “Former Elicio Plans”) and all stock options issued and outstanding under the Former Elicio Plans. Each outstanding and unexercised option to purchase Former Elicio common stock was adjusted with such Company stock options henceforth representing the right to purchase a number of shares of the Company’s common stock based on an exchange ratio of 0.0181. Any restriction on the exercise of any Former Elicio stock option assumed by the Company will continue in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such Former Elicio stock option will otherwise remain unchanged; provided, however, that the Company’s board of directors or a committee thereof will assume the responsibility and the authority of Former Elicio’s board of directors or any committee thereof with respect to each Former Elicio stock option assumed by the Company.

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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

As of September 30, 2023, 570,271 shares and 91,707 shares remain available for future grants under the 2021 plan and 2022 plan, respectively.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	854,076	$5.24	7.72	$—
Options granted	186,572	9.96
Existing Angion Options outstanding	351,656	61.99
Options exercised	(61,791)	10.08
Forfeited (unvested)	(19,579)	33.97
Outstanding as of September 30, 2023	1,310,934	$19.99	7.68	$2,841
Options vested and exercisable	597,723	$38.50	5.59	$645
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 186,572 stock options were granted in the nine months ended September 30, 2023. The weighted average grant date fair value per share for the stock option grants during the nine months ended September 30, 2023 was $9.96. As of September 30, 2023, the total unrecognized compensation related to unvested stock option awards granted was $2.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.64 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$13	$68	$425	$200
General and administrative	326	42	417	180
Total	$339	$110	$842	$380

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

Options	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.4%	2.3%	3.7%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years (employees)	6.06	6.54	6.00	6.54
Expected volatility	71.7% - 72.1%	60.3% - 62.1%	71.9% - 72.5%	60.3% - 62.1%
In March 2021 and June 2022, certain employees of the Company early exercised options to purchase shares of the Company’s common stock. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vest, the Company recognizes the shares and related expense as issuance of common stock upon settlement of restricted stock on the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the periods ended September 30, 2023 and December 31, 2022.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of the Angion's registration statement relating to the IPO. The offering period and purchase period was determined by Angion’s board of directors. Pursuant to the Merger Agreement, the Company assumed the ESPP. No offering periods or purchasing periods were active as of September 30, 2023. As of September 30, 2023, 68,958 shares under the ESPP remain available for purchase and no offerings have been authorized.
Restricted Stock Units
In March 2021, Former Elicio granted restricted stock units (“RSUs”) with service and performance vesting conditions to an employee. The completion of the Merger satisfied the performance vesting criteria and triggered accelerated vesting for all unvested RSUs. As a result, the employee received 41,005 shares on June 1, 2023. To pay for the tax withholdings that were due upon vesting of the RSUs, the employee sold 14,455 shares to the Company, which are held in treasury stock as of September 30, 2023.
Note 9—Warrants
In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with changes in the fair value recognized in the condensed consolidated statements of operations at the end of each reporting period. Refer to Note 4 for changes in the fair value recognized during the periods reported.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

In accordance with ASC 815, the warrants classified as equity do not meet the definition of a derivative and are classified in stockholders' equity in the condensed consolidated balance sheets.
There was no warrant activity during the nine months ended September 30, 2023, other than the assumption of the previously issued Angion warrants by the Company.

The following table summarizes information regarding common stock warrants outstanding at September 30, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2022	144,814	$53.59	6.5
Angion Warrants assumed	3,950	76.00	4.9
Outstanding at September 30, 2023	148,764	$54.19	6.5

Note 10—Commitments and Contingencies

Operating Leases

In July 2021, the Company signed an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston lease commenced in February 2022 with the term set to expire in January 2030. The lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the lease the Company recognized a right-of-use lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the deposit on the lease and has a deposit in the amount of $0.7 million, which was reported as Restricted Cash on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

As part of the Merger Agreement, the Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts (the “Newton lease”), comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024.

Lease expense for all leases for the three and nine months ended September 30, 2023 was $0.4 million and $1.1 million, respectively, and $0.3 million and $0.9 million, for the three and nine months ended September 30, 2022, respectively. All expenses are included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating cash flows from operating leases	$1,002	$798
Right-of-use assets exchanged for operating lease liabilities	$—	$8,017
Weighted-average remaining lease term—operating leases (in years)	6.2	7.3
Weighted-average discount rate—operating leases	7.7%	8.0%
As of September 30, 2023, maturities of lease liabilities were as follows (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Year Ended December 31,	Amounts
2023 (remaining three months)	$375
2024	1,427
2025	1,349
2026	1,383
2027	1,425
Thereafter	3,232
Total	9,191
Less present value discount	(2,038)
Operating lease liabilities	7,153
Less: operating lease liability, current portion	(938)
Operating lease liability, noncurrent portion	$6,215
Legal Proceedings
From time to time, the Company may be involved in legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business or otherwise.
The outcome of any future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers.
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
Note 11—Income Taxes
The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Basic and diluted net loss per share attributable to common stockholders was calculated at September 30, as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(10,658)	$(7,198)	$(26,246)	$(21,557)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	8,376,384	317,512	8,240,326	314,619
Net loss per share, basic and diluted	$(1.27)	$(22.67)	$(3.19)	$(68.52)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Convertible preferred stock	—	2,180,699
Shares issuable upon exercise of stock options	2,836	7,582
Shares issuable upon the exercise of warrants	148,764	144,815
Options to purchase Common Stock	1,310,934	224,319
Total	1,462,534	2,557,415
Note 13—Related Party Transactions
The Company paid $0.1 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, for consulting services provided by an entity affiliated with the Company’s former interim chief financial officer and former board member.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the year ended December 31, 2022 and 2021 included in our proxy statement/prospectus/information statement on Form S-4 filed April 26, 2023, as amended (the “Form S-4”). In addition to the historical financial information, this discussion contains forward-looking statements involving risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and the Current Report on Form 8-K filed on June 2, 2023, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
Overview
We are a clinical-stage biotechnology company developing a pipeline of novel immunotherapies for the treatment of cancer. Through our Amphiphile, or AMP, platform technology, our goal is to re-engineer the body’s immune response to defeat diseases using potent lymph node targeted vaccines and immunotherapies.

Our proprietary AMP technology precisely traffics immuno-modulatory molecules to the lymph nodes, the “schoolhouse” of the immune system, enhancing the magnitude, potency, functionality, and durability of the immune response. The lymph nodes are a primary site in the body where most immune cells are located. The lymph nodes are where the immune system naturally collects information about health and disease in order to orchestrate the mechanisms of immunity which protect us from pathogens and tumors. By efficiently targeting these sites within the body we are taking advantage of the power and the unique biology of the lymph nodes to improve responses across a broad range of diseases. We are utilizing our lymph-node targeting technology to build a pipeline of therapeutic cancer vaccines, which will be the focus of the company.

Our core business is the development of therapeutic cancer vaccines. ELI-002, our lead clinical program, is designed to stimulate an immune response against the KRAS mutations driving 25% of solid tumors. ELI-002 2P, our 2-peptide formulation designed to treat cancers driven by G12D and G12R mutations in KRAS, is currently being studied in an ongoing phase 1 (AMPLIFY-201) trial in patients with mutant (m)KRAS-driven pancreatic ductal adenocarcinoma (“PDAC”) and colorectal cancer. Initial data for ELI-002 2P was presented at the 2023 American Society of Clinical Oncology (“ASCO”) Annual Meeting and additional preliminary data including relapse-free survival data was presented at the 2023 AACR Special Conference on Pancreatic Cancer. We presented updated preliminary immunogenicity data from the ongoing phase 1 study of ELI-002 2P at the Society for Immunotherapy of Cancer 38th Annual Meeting (“SITC 2023”). ELI-002 7P, our 7-peptide formulation, is currently being studied in AMPLIYFY-7P, a phase 1/2 trial in patients with high relapse risk mKRAS-driven solid tumors. The AMPLIYFY-7P study’s independent data monitoring committee supported initiation of a randomized phase 2 trial studying ELI-002 7P as a monotherapy in adjuvant PDAC patients, which we plan to initiate in early 2024.
Our operations to date have been financed primarily by aggregate net proceeds of $99.6 million from the issuance of convertible preferred stock, convertible notes, and the exercise of stock options and common stock warrants. Since inception, we have had significant annual operating losses. Our net loss was $10.7 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively, and $26.2 million and $21.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $133.3 million and $14.8 million in cash and cash equivalents.
Elicio Operating Company, Inc. (“Former Elicio”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc. in August 2011. In December 2018, Former Elicio formed a wholly owned subsidiary, Elicio Securities Corporation, a Massachusetts corporation.

On January 17, 2023, Former Elicio entered into a definitive merger agreement (the “Merger Agreement”) with Angion Biomedica Corp (“Angion”), a clinical-stage biotechnology company. In accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, by and among Angion, Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Former Elicio, pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”).

On June 1, 2023, the Merger was completed in accordance with the terms and conditions of the Merger Agreement and Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” Immediately following the consummation of the Merger, there were approximately 9.7 million shares of our common stock outstanding on a fully-diluted basis, with Former Elicio equity holders collectively owning approximately 65.2% of the Company and Angion equity holders collectively owning approximately 34.8% of the Company, in each case on a fully diluted basis.
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. We believe that our cash on hand will enable us to fund our operations into the first quarter of calendar year 2024 based on our current plan. This period could be shortened if there are any significant increases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the unaudited condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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
• advance our lead product candidate, ELI-002, to late stage clinical trials;
• advance our preclinical programs to clinical trials;
• expand our pipeline of product candidates;
• seek regulatory approval for our investigational medicines;
• maintain, expand, protect and defend our intellectual property portfolio;
• acquire or in-license technology;
• expand our clinical, scientific, management and administrative teams; and
• operate as a public company.
We believe that our cash on hand will enable us to fund our operations into the first quarter of calendar year 2024 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the unaudited condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.
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
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the clinical research necessary to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be needed to complete the development of, or the period, if any, in which material net cash inflows may commence from ELI-002 or any of our preclinical candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•the scope, rate of progress and expense of our research and development activities;
•clinical trials and early-stage results;
•the terms and timing of regulatory approvals; and
•the ability to market, commercialize and achieve market acceptance for ELI-002, or any of our preclinical candidates that we or our future collaboration partners may develop in the future.

Any of these variables with respect to the development of ELI-002, or any other of our preclinical candidates that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including legal, recruiting, audit and accounting and facility-related costs not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with Nasdaq Stock Market LLC (“Nasdaq”), Marketplace Rules, or the Nasdaq Listing Rules and Securities and Exchange Commission (“SEC”) requirements, accounting and audit fees, director and officer insurance costs and investor relations costs associated with being a public company.
Other Income (Expense)

For the three and nine months ended September 30, 2023 and 2022, other income and expense consisted primarily of interest income, foreign exchange transaction losses, loss on sale of equipment, interest expense, changes in fair value of the embedded derivative, gain on extinguishment of promissory notes, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
Research and development	$7,264	$4,593	$2,671	58%
General and administrative	3,507	1,177	2,330	198%
Total operating expenses	10,771	5,770	5,001	87%
Loss from operations	(10,771)	(5,770)	(5,001)	87%
Total other income (expense)	113	(1,428)	1,541	(108)%
Net loss	$(10,658)	$(7,198)	$(3,460)
Research and Development Expenses

Research and development expenses were $7.3 million for the three months ended September 30, 2023, compared to $4.6 million for the three months ended September 30, 2022. The increase of $2.7 million was primarily due to GMP manufacturing and clinical trial expenses as the Company advanced ELI-002 clinical development.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2023, compared to $1.2 million for the three months ended September 30, 2022. The increase of $2.3 million was primarily due to higher personnel-related costs in support of organizational growth and higher professional fees incurred in connection with operating as a public company.

Other Income (Expense)
Other income (expense) for the three months ended September 30, 2023 was income of $0.1 million compared to expense of $1.4 million for the three months ended September 30, 2022. The decrease of $1.5 million was primarily due to reduced interest expense associated with the conversion of the convertible notes to preferred stock as part of the Series C Preferred Stock offering.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(In thousands, except percentages)
Operating expenses:
Research and development	$17,692	$13,813	$3,879	28%
General and administrative	8,661	3,959	4,702	119%
Total operating expenses	26,353	17,772	8,581	48%
Loss from operations	(26,353)	(17,772)	(8,581)	48%
Other income (expense), net	107	(3,785)	3,892	(103)%
Net loss	$(26,246)	$(21,557)	$(4,689)

Research and Development Expenses
Research and development expenses were $17.7 million for the nine months ended September 30, 2023, compared to $13.8 million for the nine months ended September 30, 2022. The increase of $3.9 million was primarily due to an increase in external costs associated with ELI-002 manufacturing and clinical trials.

General and Administrative Expenses
General and administrative expenses were $8.7 million for the nine months ended September 30, 2023, compared to $4.0 million for the nine months ended September 30, 2022. The increase of $4.7 million was primarily due to higher personnel-related costs in support of organizational growth and higher professional fees incurred in connection with the Merger and operating as a public company.

Other Income (Expense)
Other expense for the nine months ended September 30, 2023 was income of $0.1 million compared to expense of $3.8 million for the nine months ended September 30, 2022. The decrease of $3.9 million was primarily due to reduced interest expense associated with the convertible notes.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through September 30, 2023 have been financed primarily by aggregate net proceeds of $99.6 million from the issuance of common stock, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants and proceeds from the Merger. Since inception, we have had significant operating losses. Our net loss was $26.2 million and $21.6 million for the nine months ended September 30, 2023 and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $133.3 million and $14.8 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the unaudited condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. The unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. However, there is no assurance that we will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should we be unable to raise this amount of capital our operating plans will be limited to the amount of capital that we can access. We may also consider steps to reduce our operating expenses. There can be no assurances that we will be successful in any of the foregoing.
Future Cash Needs and Funding Requirements
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the first quarter of calendar year 2024. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
▪the costs associated with any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of our product candidates;
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

Until such time as we can generate significant revenue from sales of product candidates, if ever, we expect to finance our operations through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates itself.

Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(22,798)	$(14,903)
Investing activities	(32)	(559)
Financing activities	31,611	10,026
Effect of foreign currency on cash	—	—
Net increase (decrease) in cash	$8,781	$(5,436)
Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $22.8 million, which primarily consisted of a net loss of $26.2 million which was partially offset by the change in net operating assets and liabilities of $1.6 million and the net non-cash charges of $1.8 million. The cash provided by the change in net operating assets and liabilities was due to a $0.2 million increase in deferred research obligation, a $2.0 million increase in accrued expense and accounts payable, and $0.6 million decrease in operating lease. The net non-cash charges were primarily related to $1.1 million of interest expense related to the accretion of promissory notes payable, $0.8 million of stock-based compensation, $0.6 million decrease in the right of use asset, $0.3 million of depreciation offset by $0.4 million increase in the fair value of the embedded derivative associated with the promissory notes payable and $0.6 million of gain on the extinguishment of the promissory notes payable.

For the nine months ended September 30, 2022, net cash used in operating activities was $14.9 million, which primarily consisted of a net loss of $21.6 million and the use of cash from the change in net operating assets and liabilities of $1.7 million which was partially offset by net non-cash charges of $5.0 million. The cash provided by to the change in net operating assets and liabilities was due to a $2.1 million increase in deferred research obligation, a $1.3 million increase in accounts payable and accrued expenses, a $1.4 million decrease in prepaid expenses and a $0.4 million decrease in operating lease. The net non-cash charges were primarily related to $3.5 million of interest expense related to convertible notes, $0.4 million of stock-based compensation, $0.3 million of depreciation, $0.5 million decrease in the right of use asset, and a $0.3 million decrease in the fair value of the embedded derivative associated with the convertible notes.

Investing Activities
For the nine months ended September 30, 2023, cash provided by or used in investing activities was immaterial.
For the nine months ended September 30, 2022, net cash used in investing activity was $0.6 million, which was driven by the purchase of property and equipment.
Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $31.6 million as a result of the Merger.
For the nine months ended September 30, 2022, net cash provided by financing activities was $10.0 million, consisting primarily of proceeds from the issuance of preferred stock.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our Current Report on Form 8-K filed with the SEC on June 2, 2023. During the nine months ended September 30, 2023, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those previously disclosed.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e), or Rule 15d-15(e)), with the participation of our management, have each concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Although we have initiated efforts to remediate this material weakness, including enhanced review processes to address infrequent, complex transactions, the material weakness has not been fully remediated as of September 30, 2023 and continues to be disclosed as a material weakness in the Company’s Form 10-Q for the three and nine month periods ended September 30, 2023.

Our remediation efforts are intended to address the identified material weakness. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The outcome of any future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to us, including any costs associated with the indemnification of directors and officers.

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

We may be unsuccessful in raising the capital necessary to address our going concern issues, or if we are successful, it may be on terms that are highly dilutive to existing stockholders.

Historically, we funded our operations by raising capital from external sources and from the Merger. However, we are currently facing significant challenges to our ability to raise capital through the sale of common stock, including the following factors:

•in general, it is difficult for development stage companies to raise capital under current market conditions, especially those with early-stage programs like ours;

•the perception that we may be unable to continue as a going concern may impede our ability to attract further equity investment; and

•our common stock has limited trading volume, which limits the demand for our common stock.

Given these factors, there can be no assurances we will be successful at raising sufficient capital to address our going concern issues. However, if we are successful, it may be on terms that are very highly dilutive to existing stockholders.In addition, if we are unable to raise additional capital, we will have to delay, curtail or eliminate one or more of our research and development programs or cease operations.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our periodic reports filed with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify additional material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1+	Separation and Release Agreement, dated October 19, 2023, by and between Annette Matthies, Ph.D. and Elicio Therapeutics, Inc.	8-k	10/20/2023	10.1+
10.2+	Non-Employee Director Compensation Program				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
__________________________________

+ Management contract or compensatory plan arrangement.
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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	November 13, 2023		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

ELICIO THERAPEUTICS, INC.

		By:	/s/ BRIAN PIEKOS
Date:	November 13, 2023		Brian Piekos Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)