Form 10-K/A
period 2023-12-31
Elicio Therapeutics, Inc.
filed 2024-04-29
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 001-39990

ELICIO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 D Street, 5th Floor, Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (857) 209-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01	ELTX	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

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

The number of shares of the registrant’s common stock outstanding as of April 10, 2024 was 10,231,600.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Elicio Therapeutics, Inc. (the “Company,” “we,” “our,” “us” or “Elicio”) for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to “Elicio,” the “Company,” “we,” “our,” “us” or similar terms refer to Elicio Therapeutics, Inc. and our wholly owned subsidiaries following the Merger, effective June 1, 2023. Terms used but not defined herein shall have the meaning ascribed to them in the Original 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Amendment other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our financial condition, including our ability to obtain the funding necessary to advance the development of ELI-002 and any other future product candidates, our ability to continue as a going concern and our cash runway;

•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

•	our ability to utilize our platform to develop a pipeline of product candidates to address unmet needs in cancer and infectious disease;

•
the timing, progress and results of clinical trials for ELI-002, and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and the timing, progress and results of our research and development programs;

•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications) and U.S. Food and Drug Administration approval of ELI-002 and any future product candidates;

•	the timing, scope or likelihood of foreign regulatory filings and approvals;

•	our ability to develop and advance current product candidates and programs into, and successfully complete, clinical studies;

•	our manufacturing, commercialization, and marketing capabilities and strategy;

•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the size of the market opportunity for our product candidates, including estimates of the number of patients who suffer from the diseases we are targeting;

•	expectations regarding the approval and use of our product candidates in combination with other drugs;

•	expectations regarding potential for accelerated approval or other expedited regulatory designation;

•	our competitive position and the success of competing therapies that are or may become available;

•	our anticipated research and development activities and projected expenditures;

•	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

•
the extent to which global economic and political developments, including the ongoing conflict between Ukraine and Russia, the conflicts in the Middle East, geopolitical tensions with China, and other geopolitical events, will affect our business operations, clinical trials, or financial condition;

•	our expectations regarding other macroeconomic trends;

•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ELI-002, other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for clinical trials;

•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;

•
our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our projected financial performance;

•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements; and

•	the impact of laws and regulations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Amendment.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section in Part I, Item 1A of the Original 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Amendment. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amendment. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

This Amendment also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

ELICIO THERAPEUTICS, INC.

FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of April 10, 2024:

Name	Age	Position
Executive Officers
Robert Connelly	64	Chief Executive Officer, President and Director
Christopher Haqq, M.D., Ph.D.	58	Executive Vice President, Head of Research and Development and Chief Medical Officer
Brian Piekos	49	Chief Financial Officer and Treasurer
Pete DeMuth, Ph.D.	38	Chief Scientific Officer

Non-Employee Directors
Julian Adams, Ph.D.(1)(3)	69	Chair of the Board of Directors (the “Board of Directors” or the “Board”) and Director
Carol Ashe(1)(2)(3)	66	Director
Yekaterina (Katie) Chudnovsky(3)	39	Director
Allen R. Nissenson, M.D.(2)	77	Director
Robert R. Ruffolo, Jr., Ph.D., FCPP(2)	73	Director
Jay R. Venkatesan, M.D.	52	Director
Karen J. Wilson(1)(3)	60	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Executive Officers

Robert Connelly has served as Elicio’s Chief Executive Officer and President and as a member of Elicio’s Board of Directors since June 2023 and previously served as Former Elicio’s Chief Executive Officer and as a member of Former Elicio’s Board of Directors from October 2018 until the Merger. Mr. Connelly has nearly 40 years of experience in the life sciences sector in leadership and operational roles. From 2013 to 2018, Mr. Connelly served as the Chief Executive Officer and as a member of the board of directors of Axcella Health Inc., a clinical-stage therapeutics company developing endogenous metabolic modulators to treat an array of diseases. Prior to Axcella, Mr. Connelly served as the founding Chief Executive Officer of WikiCell Designs and the Chairman of Aero Designs, each utilizing drug delivery technologies to create new food, beverage and supplement product, both of which merged into Incredible Foods, Inc. in 2013. Prior to that, Mr. Connelly served as the Chief Executive Officer of Pulmatrix, Inc., a clinical-stage biopharmaceutical company developing inhaled therapies to address pulmonary diseases, from 2007 to 2012. From 2000 to 2007, Mr. Connelly served as the founding Chief Executive Officer and first employee of Domantis Ltd., a U.K.-based biotechnology company, which was acquired by GSK plc. He began his career with life science companies Abbott Laboratories and BioVeris Corporation in positions of increasing responsibility. Mr. Connelly previously served on the boards of publicly traded life science companies Kaleido Biosciences, Inc. from 2015 to 2018 and Anchiano Therapeutics Ltd. from 2018 to 2019, as well as on the boards of several privately held biopharmaceutical companies. Mr. Connelly also served as a Venture Partner with Flagship Pioneering from 2013 to 2018, working on the creation and management of several biotechnology portfolio companies. Mr. Connelly received a B.S. in Business Administration from the University of Florida. Our Board of Directors believes that Mr. Connelly is qualified to serve as a director based on his role as our Chief Executive Officer and President and his extensive management experience in the life sciences industry.

Christopher Haqq, M.D., Ph.D. has served as Elicio’s Executive Vice President, Head of Research and Development and Chief Medical Officer since June 2023 and previously served as Former Elicio’s Executive Vice President, Head of Research and Development and Chief Medical Officer from October 2019 until the Merger. Dr. Haqq brings over 20 years of drug development leadership experience at both large and small biotechnology companies. From February 2017 to October 2019, Dr. Haqq served as the Executive Vice President, Research and Development and Chief Scientific Officer of Atara Biotherapeutics, Inc., a biotechnology company focused on T-cell immunotherapy including Ebvallo®, where he previously served as the first Chief Medical Officer from 2012 to 2017. From 2007 to 2011, Dr. Haqq was the lead medical monitor for the pivotal trial leading to marketing approval for Zytiga® at Cougar Biotechnology, Inc., a cancer-focused biotechnology company that was acquired by Johnson & Johnson in 2009. Prior to that time, Dr. Haqq served in drug development roles at Amgen Inc., a biotechnology company, and practiced as a medical oncologist and led a translational science laboratory as an Assistant Adjunct Professor in the Division of Hematology/Oncology at the University of California, San Francisco. From November 2020 to April 2021, he served as a director of Consonance-HFW Acquisition Corp. Dr. Haqq received a B.S. from Stanford University and an M.D. and a Ph.D. from Harvard Medical School.

Brian Piekos has served as Elicio’s Chief Financial Officer and Treasurer since June 2023 and previously served as Former Elicio’s Chief Financial Officer from May 2023 until the Merger. From February 2021 to December 2022, Mr. Piekos served as Chief Financial Officer of Gemini Therapeutics, Inc., a clinical-stage precision medicine company (“Gemini”) and held the additional title of Chief Business Officer of Gemini from October 2021 to December 2022. Mr. Piekos has more than 20 years of experience in the life sciences industry and finance. Previously, Mr. Piekos served in a variety of roles of increasing responsibility at AMAG Pharmaceuticals, Inc. (“AMAG”), from September 2015 to November 2020, most recently as Executive Vice President, Chief Financial Officer and Treasurer. Prior to joining AMAG, he held leadership roles in Corporate Finance, Tax and Treasury at Cubist Pharmaceuticals, Inc. from August 2010 to February 2015. Mr. Piekos began his career as a healthcare investment banker at Needham & Company and Leerink Partners. Mr. Piekos earned his MBA from the Simon Business School at the University of Rochester. He obtained an M.S. in molecular biology from the University of Massachusetts Medical School and a B.A. in biochemistry from Ithaca College.

Peter DeMuth, Ph.D.  has served as Elicio’s Chief Scientific Officer since June 2023 and previously served as Former Elicio’s Chief Scientific Officer from January 2022 until the Merger. Dr. DeMuth brings over 15 years of biotechnology experience in oncology, immunology and materials science. From June 2013 to August 2017, Dr. DeMuth served as a Scientist at Former Elicio. In late 2017, Dr. DeMuth began to hold roles of increasing responsibility at Former Elicio, where he served as Director of Research from August 2017 to November 2018, and then as Vice President of Research from November 2018 to January 2022. Prior to joining Former Elicio, Dr. DeMuth oversaw efforts to develop novel technologies for vaccine delivery at the Massachusetts Institute of Technology’s (“MIT”) Koch Institute for Integrative Cancer Research in affiliation with the Ragon Institute of Massachusetts General Hospital, MIT, and Harvard University, where he received recognition from the National Science Foundation, the American Chemical Society, and the Thomas and Stacy Siebel Foundation. In 2015, Dr. DeMuth received the Quadrant Award from Quadrant AG, a global manufacturer and innovator in polymer materials science, for research he completed while at the Koch Institute at MIT. Dr. DeMuth has also been an NIH Fellow at the Whitehead Institute for Biomedical Research and a research fellow at Novartis Vaccines and Diagnostics. As a Howard Hughes Research Fellow at the University of Maryland, he was awarded the University Medal for his development of advanced technologies for oncology therapeutics. Dr. DeMuth received a B.S. in Chemical Engineering and B.S. in Biochemistry from the University of Maryland, College Park in 2008, and a Ph.D. in Biological Engineering from the Massachusetts Institute of Technology in 2013.

Non-Employee Directors

Julian Adams, Ph.D. has served as Chairman of Elicio’s Board of Directors since June 2023 and previously served as Chairman of Former Elicio’s Board of Directors from 2017 until the Merger. Dr. Adams has also served as President and Chief Executive Officer of Stand Up To Cancer, a charitable program of the Entertainment Industry Foundation since July 2023. Dr. Adams was previously the Chief Executive Officer of Gamida Cell Ltd., a clinical-stage biopharmaceutical company working to develop cell therapies for hematologic cancers and rare, serious hematologic diseases, from November 2018 to October 2022. Prior to Gamida Cell, Dr. Adams was President and Chief Scientific Officer at Clal Biotechnology Industries Ltd. (“CBI”) from January 2017 to November 2017. Before joining CBI, Dr. Adams served as President of Research and Development at Infinity Pharmaceuticals, Inc. from 2003 to 2017, and also as its Chief Scientific Officer from 2006 to 2010 where he built and led the company’s R&D efforts. From 1999 to 2003, Dr. Adams served as Senior Vice President, Drug Discovery and Development at Millennium Pharmaceuticals, Inc., now part of Takeda Pharmaceutical Company Limited, where he played a key role in the discovery of Velcade® (bortezomib), a therapy widely used for treatment of the blood cancer, multiple myeloma. Earlier in his career, Dr. Adams was credited with discovering Viramune® (nevirapine) for HIV at Boehringer Ingelheim. Dr. Adams has also held senior leadership roles in research and development at LeukoSite, Inc. and ProScript. Dr. Adams previously served on the board of Pieris Pharmaceuticals, Inc. from 2016 to 2018 and Neon Therapeutics, Inc., now BioNTech SE from 2017 to 2018. Dr. Adams currently serves as a director for Gamida Cell Ltd. Dr. Adams earned a B.S. from McGill University, where he also was awarded an honorary Sc.D, and a Ph.D. from the Massachusetts Institute of Technology. Our Board of Directors believes that Dr. Adams is qualified to serve as a director based on his extensive science background and professional experience.

Carol Ashe has served as a member of Elicio’s Board of Directors since June 2023 and previously served as a member of Former Elicio’s Board of Directors from August 2020 until the Merger. Ms. Ashe has been the Chief Business Officer at the New York Genome Center, an independent, non-profit academic research institution focused on the advancement of genomic science and its application to drive novel biomedical discoveries, since 2014. Previously, Ms. Ashe served as Vice President of Corporate Development for Endo’s branded, generic and platform drug delivery pharmaceutical business units from 2011 to 2013; Partner at SR One, the corporate venture capital fund of GSK plc (“GSK”) from 2008 to 2010; and head of GSK’s US Corporate Legal Group supporting US-based mergers, acquisitions, and equity investments from 2007 to 2008. Prior to that, Ms. Ashe led GSK’s global Business Development Transactions Legal Team supporting both the pharmaceutical and consumer healthcare business units for many years until 2007. Ms. Ashe has served on the board of Aptose Biosciences, a clinical stage biotechnology company committed to addressing unmet clinical needs in oncology, since 2018. Ms. Ashe received a B.S. in Biology from Pennsylvania State University, a J.D. from Villanova University School of Law and is a registered patent attorney. Our Board of Directors believes that Ms. Ashe is qualified to serve as a director due to her extensive experience in the pharmaceutical biotechnology industry in business development and as legal counsel for business development transactions and patent matters.

Yekaterina (Katie) Chudnovsky has served as a member of Elicio’s Board of Directors since June 2023 and previously served as a member of Former Elicio’s Board of Directors from October 2022 until the Merger. Since 2009, Ms. Chudnovsky has served as General Counsel for an international privately-held technology firm, overseeing intellectual property, trademarks, technology acquisition, and mergers & acquisitions. Ms. Chudnovsky is Chairperson of the GI Research Foundation for the University of Chicago Digestive Diseases Center (“GI Research Foundation”). Ms. Chudnovsky has served on the GI Research Foundation board for the past 12 years, becoming President in 2019 and Chairperson in 2023. Ms. Chudnovsky's work with GI Research Foundation contributes to raising over $3 million annually to support the physicians and scientists at the University of Chicago. Ms. Chudnovsky is an active board member of XCures, Inc. a privately-held technology company working to advance cancer research and patient outcomes with an AI-based precision oncology platform. Ms. Chudnovsky has a particular interest in cancer research and personalized cancer vaccines, and is a frequent investor and donor in the space. Ms. Chudnovsky also currently serves as director at GKCC, LLC, a privately-held company, and Immix Biopharma, Inc., a public company. Prior to Ms. Chudnovsky’s current roles, she began her legal career at Thomas Coburn LLP with a focus on corporate law, real estate, mergers and acquisitions, bankruptcy, and business banking. Ms. Chudnovsky received a B.A. in political science and Slavic literature and language from Northwestern University, and a J.D. from DePaul University. Our Board of Directors believes that Ms. Chudnovsky is qualified to serve as a director due to her experience in the healthcare industry and her legal background.

Allen R. Nissenson, M.D. has served as a member of Elicio’s Board of Directors since June 2023 and previously served as a member of Angion’s Board of Directors from January 2020 until the Merger. Dr. Nissenson completed serving as the Emeritus Chief Medical Officer of DaVita Kidney Care in January 2022, where he had served since January 2020 and where he previously served as Chief Medical Officer from August 2008 to January 2020. Dr. Nissenson is currently an Emeritus Professor of Medicine at the David Geffen School of Medicine at UCLA, where he has served since August 2008, and where he previously served as Director of the Dialysis Program from July 1977 to August 2008 and Associate Dean from July 2005 to August 2008. Dr. Nissenson is also currently on the board of directors of Rockwell Medical, Inc., a public biopharmaceutical company that develops, manufactures, commercializes and distributes a portfolio of hemodialysis products for dialysis providers, which he joined in June 2020, Diality, Inc., a private technology development company, and Innocura Nephology, Inc., a privately-held company. Dr. Nissenson is a past chair of Kidney Care Partners and past co-chair of the Kidney Care Quality Alliance. Dr. Nissenson is a former president of the Renal Physicians Association (“RPA”) and current member of the RPA’s Government Affairs Committee. Dr. Nissenson previously served as president of the Southern California End-Stage Renal Disease Network, as well as the chair of its Medical Review Board. Dr. Nissenson served as a Robert Wood Johnson Health Policy Fellow of the National Academy of Medicine from 1994 to 1995 and worked in the office of the late Senator Paul Wellstone. Dr. Nissenson has an M.D. from Northwestern University Medical School and is the recipient of various awards, including the President’s Award of the National Kidney Foundation, the Lifetime Achievement Award in Hemodialysis, the American Association of Kidney Patients’ (“AAKP”) Medal of Excellence Award and, in 2017, the RPA Distinguished Nephrology Service Award. Our Board of Directors believes that Dr. Nissenson is qualified to serve as a director due to his years of experience in the healthcare industry.

Robert R. Ruffolo, Jr., Ph.D. has served as a member of Elicio’s Board of Directors since June 2023 and previously served as a member of Former Elicio’s Board of Directors from 2018 until the Merger. Dr. Ruffolo has operated and been a Managing Director at Ruffolo Consulting, LLC, a consulting firm advising large pharmaceutical and biotechnology companies, since 2008. Previously, Dr. Ruffolo served as President of Research and Development and as Corporate Senior Vice President of Wyeth Pharmaceuticals Inc. (now Pfizer Inc.) from 2002 to 2008. From 2000 to 2002, Dr. Ruffolo served as an Executive Vice President at Wyeth Pharmaceuticals, where he was responsible for Pharmaceutical Research and Development. Prior to joining Wyeth Pharmaceuticals, Dr. Ruffolo spent 17 years at SmithKline Beecham Pharmaceuticals plc (now GSK plc) where he was Senior Vice President and Director of Biological Sciences, Worldwide from 1984 to 2000. Before joining SmithKline Beecham Pharmaceuticals plc, Dr. Ruffolo spent six years at Eli Lilly and Company from 1978 to 1984 where he was Chairman of the Cardiovascular Research Committee. Dr. Ruffolo currently serves on the boards of several private companies. He received a B.S. in Pharmacy and a Ph.D. in Pharmacology from The Ohio State University. Our Board of Directors believes that Dr. Ruffolo is qualified to serve as a director due to his extensive experience in the pharmaceutical industry and his technical and management expertise in product discovery and development.

Jay Venkatesan, M.D. has served as a member of Elicio’s Board of Directors since June 2023 and previously served as Chairman of Angion’s Board of Directors from January 2022 until the Merger. From May 2018 to June 2023, Dr. Venkatesan served as Angion’s President and Chief Executive Officer. Dr. Venkatesan served as a Managing Partner of Alpine BioVentures, an investment firm since July 2015. From July 2015 to August 2018, Dr. Venkatesan served as President of Alpine Immune Sciences, Inc., an immunotherapy company that he co-founded as a Managing Partner of Alpine BioVentures, and also served as its Chief Executive Officer from July 2015 to June 2016. Additionally, as Managing Partner of Alpine BioVentures, from January 2014 to August 2014, Dr. Venkatesan served as Founder and Chief Executive Officer of Alpine BioSciences, Inc., a biotechnology company, which was acquired by Cascadian Therapeutics, Inc., where he then served as Executive Vice President and General Manager from August 2014 to May 2015 (subsequently acquired by Seagen Inc.). Since January 2008, Dr. Venkatesan has served as the founder and managing member of Ayer Capital, a global healthcare fund. Prior to that, Dr. Venkatesan served as a director at Brookside Capital, part of Bain Capital, where he co-managed healthcare investments. Dr. Venkatesan was also a consultant at McKinsey & Company, a consulting firm, and a venture investor with Patricof & Co. Ventures (now Apax Partners), an investment firm. Since 2018, Dr. Venkatesan has served on the board of Zylem Biosciences, Inc., a private biotechnology company. Dr. Venkatesan previously served on the board of Alpine Immune Sciences, Inc. from June 2015 to July 2022, Exicure Inc. from March 2014 to December 2020, Iovance Biotherapeutics Inc. from 2013 to 2018, and Cell Biotherapies, Inc. from 2015 to 2023. Dr. Venkatesan has an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from The Wharton School of the University of Pennsylvania, and a B.A. from Williams College. Our Board of Directors believes that Dr. Venkatesan is qualified to serve as a director based on his experience serving in leadership positions in biotechnology companies, as well as the operational expertise and continuity that he brings to our Board of Directors.

Karen Wilson has served as a member of Elicio’s Board of Directors since June 2023 and previously served as a member of Angion’s Board of Directors since April 2020 until the Merger. Ms. Wilson has also been a board member of Connect Biopharma Holdings Ltd., a public company focused on improving the lives of patients living with chronic inflammatory diseases, since 2020, and LAVA Therapeutics B.V., a public company focused on engaging gamma-delta T cells to potentially fight cancer, since 2021. Ms. Wilson also served as a member of the board of directors of Vaxart, Inc., a public company, from August 2020 to August 2022. Ms. Wilson previously served as Senior Vice President of Finance at Jazz Pharmaceuticals plc, a biopharmaceutical company, until September 2020 after serving as Principal Accounting Officer and Vice President of Finance. Prior to joining the Jazz Pharmaceuticals organization in February 2011, Ms. Wilson served as Principal Accounting Officer and Vice President of Finance at PDL BioPharma, Inc., a life sciences company. Ms. Wilson also previously served as a Principal at the consulting firm of Wilson Crisler LLC, Chief Financial Officer of ViroLogic, Inc., a biosciences company, Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc., a medical device manufacturer, and as a consultant and auditor for Deloitte & Touche LLP, a professional services firm. Ms. Wilson is a Certified Public Accountant and received a B.S. in Business from the University of California, Berkeley. Our Board of Directors believes that Ms. Wilson is qualified to serve as a director due to her extensive background in financial and accounting matters for public companies and her leadership experience in the life science industry.

Director Independence

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committee be independent under the Exchange Act. Under Rule 5605(a)(2) of the Nasdaq listing standards, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10C-1, a board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board of Directors consults with our counsel to ensure that their determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Elicio, our senior management and our independent auditors, the Board of Directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Julian Adams, Ms. Carol Ashe, Ms. Yekaterina (Katie) Chudnovsky, Dr. Robert R. Ruffolo, Jr., Ms. Karen Wilson and Dr. Allen Nissenson. In making this determination, the Board of Directors found that none of these directors had a material or other disqualifying relationship with Elicio. Dr. Venkatesan is not considered independent because he was an executive officer of Angion within the past three years. Mr. Connelly is not considered independent because he is an executive officer of Elicio.

In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exists that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Familial Relationships

There are no family relationships among any of our directors or executive officers.

Board Leadership Structure

Elicio’s Board of Directors is currently chaired by Dr. Julian Adams.

Our Board has the flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer and/or to implement the role of Lead Independent Director in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Our current Board leadership structure separates the positions of Chief Executive Officer and Board Chairman. The Board believes that this separation is appropriate for the organization at this time because it allows for a division of responsibilities and a sharing of ideas between individuals having different perspectives. Our Chief Executive Officer, who is also a member of our Board, is primarily responsible for our day-to-day operations and strategic direction, while our Board Chairman, who is an independent member of the Board, is primarily focused on matters pertaining to corporate governance, including management oversight. While the Board believes that this is the most appropriate structure at this time, the Board retains the authority to change the Board structure, including the possibility of combining the Chief Executive Officer and Board Chairman position, if it deems such a change to be appropriate in the future.

Role of the Board in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture incorporating risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year including a focused discussion and analysis of the risks we may face. Throughout the year, senior management reviews these risks with the Board of Directors at regular Board meetings as part of management presentations focusing on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of our Board of Directors addressing risks inherent in their respective areas of oversight. Our Board of Directors may delegate to the Audit Committee oversight of our risk management process. Our other committees will also consider and address risk as they perform their respective committee responsibilities. Specifically, the Audit Committee receives periodic reports from members of senior management on areas of material risk to us, including operational, financial, and legal risks, and risks related to IT and cyber security. Our Audit Committee periodically discusses with management our major risk exposures, their potential financial impact on us and the steps we take to manage them. Our Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. Our Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks associated with the Board of Directors organization, membership and structure, succession planning for our directors and executive officers and corporate governance. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Meetings of the Board of Directors

The Board of Directors met seven times since the completion of the Merger in fiscal year 2023. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member. Pursuant to our Corporate Governance Guidelines, each director is expected to spend the time and effort necessary to properly discharge his or her responsibilities and is expected to regularly prepare for and attend meetings of the Board and all committees on which the director sits, with the understanding that, on occasion, a director may be unable to attend a meeting. A director who is unable to attend a meeting of the Board or a committee is expected to notify the Chairman of the Board or the Chair of the appropriate committee in advance of such meeting, and whenever possible, participate in such meeting via teleconference in the case of an in-person meeting.

Committee of the Board of Directors

We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees operates under a charter that has been approved by our Board of Directors and members will serve on these committees until their resignation or as otherwise determined by our Board of Directors. Below is a description of each committee of the Board of Directors.

Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board of Directors has determined each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Elicio.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee Elicio’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions, including among other things:

•	appointing, engaging, compensating, retaining, and overseeing the work of any independent auditor;

•	assessing the independence of our independent auditor;

•	pre-approving all audit and non-audit services to be performed by our independent auditor;

•	reviewing our financial statements and related disclosures;

•
reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control over financial reporting and disclosure controls and procedures and code of conduct;

•	reviewing and discussing with management our overall risk assessment and risk management framework;

•	establishing procedures for the receipt, retention and treatment of complaints on accounting, internal accounting controls, or auditing matters;

•	reviewing and discussing with management and the independent auditor the results of our annual audit, our quarterly financial statements and our publicly filed reports;

•	coordinating the evaluation of our financial management personnel;

•	consulting with management to establish procedures and internal controls relating to cybersecurity;

•	reviewing and approving related person transactions; and

•	preparing the audit committee report that the SEC requires in our annual proxy statement.

Our Audit Committee is composed of Karen Wilson, Julian Adams, Ph.D., and Carol Ashe. Ms. Wilson serves as the chairperson of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined Ms. Wilson is an “audit committee financial expert” as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board of Directors has determined that each of Ms. Wilson, Dr. Adams, and Ms. Ashe are independent under the applicable rules of the SEC and Nasdaq.

Our Audit Committee met four times following the Merger in fiscal year 2023. The Board of Directors has adopted a written Audit Committee charter available to stockholders on our website at https://elicio.com/wp-content/uploads/2024/03/Elicio-Audit_Committee_Charter_CLEAN.pdf.

Compensation Committee

Following the Merger and currently, our Compensation Committee is composed of Carol Ashe, Allen Nissenson, M.D., and Robert R. Ruffolo, Jr., Ph.D. Ms. Ashe serves as the chairperson of the Committee. Each of the members of our Compensation Committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our Compensation Committee met three times following the Merger in fiscal year 2023. The Board of Directors has adopted a written Compensation Committee charter available to stockholders on our website at https://elicio.com/wp-content/uploads/2024/03/Compensation_Committee_Charter_Updated_Feb_2024_CLEAN.pdf and our Compensation Committee’s role and responsibilities set forth in the charter include, among other things:

•	reviewing, approving and making recommendations regarding our compensation policies, along with conducting periodic reviews of the adequacy of our compensation programs;

•
reviewing, approving and making recommendations regarding corporate goals and objectives relevant to the compensation of our executive officers (other than our Chief Executive Officer), evaluating the performance of these executive officers in light of those goals and objectives and approving the compensation of these executive officers based on such evaluations;

•	retaining, and if need be, replacing any compensation or benefits consultants or other outside experts or advisors the Committee believes is necessary;

•
overseeing compliance of our equity compensation plans and, subject to stockholder approval, exercising administrative responsibility over such plans, including, reviewing, approving and making recommendations regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer);

•	determining our policies with respect to change of control or “parachute” payments;

•	reviewing and making recommendations to our Board of Directors regarding director compensation; and

•	reviewing and recommending to our Board of Directors for approval, the compensation of our Chief Executive Officer, conducting this decision-making process without the Chief Executive Officer present.

In establishing compensation amounts for executives, the Compensation Committee seeks to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, the Compensation Committee will generally review market data which is comprised of proxy disclosed data from peer companies and information from nationally recognized published surveys for the biopharmaceutical industry. The market data helps the Compensation Committee gain perspective on the compensation levels and practices at peer companies and to assess the relative competitiveness of the compensation paid to our executives. The market data thus guides the Compensation Committee in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. The Compensation Committee then considers other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, and performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations. Typically, the Compensation Committee meets at least four times annually and with greater frequency if necessary and meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. At least annually, the Compensation Committee will review and evaluate the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter.

In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of Elicio, advice and assistance from compensation consultants, benefits consultants, independent legal counsel, or other advisors and other external resources the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, external legal counsel or other adviser to the Compensation Committee only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence.

During the past fiscal year, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, the Compensation Committee engaged Aon plc as its compensation consultant. The Compensation Committee requested that Aon:

•	evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals;

•	assist in refining our compensation strategy and in developing and implementing an executive compensation program to execute that strategy;

•	assist in defining the appropriate market of our peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group each year; and

•	assist the Compensation Committee in benchmarking our director compensation program and practices against those of our peers.

Aon performs services on behalf of the Compensation Committee, relating to compensation consulting services. The Compensation Committee has authorized Aon to interact with management on behalf of the Compensation Committee, as needed in connection with advising and providing such compensation consulting services to the Compensation Committee, and Aon is included in discussions with management and, when applicable, the Compensation Committee’s outside legal counsel on matters being brought to the Compensation Committee for consideration.

Our Board of Directors, at the recommendation of our Compensation Committee, has also delegated to our Chief Executive Officer the authority to determine and approve the equity compensation payable to Elicio’s employees and consultants who are not “officers” (as defined in Section 16 of the Exchange Act) and who hold positions of Vice President and below.

Nominating and Corporate Governance Committee

Following the Merger and currently, our Nominating and Corporate Governance Committee is composed of Julian Adams, Ph.D., Carol Ashe, Yekaterina (Katie) Chudnovsky and Karen Wilson.  Dr. Adams serves as the chairperson of the Committee. Each of the members of our Nominating and Corporate Governance Committee is independent under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. The Nominating and Corporate Governance Committee did not meet since the Merger during the remainder of fiscal year 2023. The Board of Directors has adopted a written Nominating and Corporate Governance Committee charter available to stockholders on our website at https://elicio.com/wp-content/uploads/2024/03/Nominating-and-Corporate-Governance-Committee-Charter_Updated-Feb-2024_CLEAN.pdf and our Nominating and Corporate Governance Committee’s role and responsibilities set forth in the charter include, among other things:

•	evaluating and making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of our Board of Directors;

•
overseeing our corporate governance policies, including developing and recommending to the Board of Directors Elicio’s Corporate Governance Guidelines, and reporting and making recommendations to our Board of Directors concerning governance matters, including, but not limited to our certificate of incorporation, bylaws, and the charters of our other committees;

•	overseeing the performance evaluation process of the Board of Directors;

•	overseeing Elicio’s environmental, social and governance strategy, initiatives and policies;

•	overseeing the process for executive officer succession planning (other than the Chief Executive Officer); and

•	overseeing and assessing the effectiveness of the relationship between the Board of Directors and Elicio’s management.

The Nominating and Corporate Governance Committee believes candidates for director should have certain minimum qualifications, including having the highest personal and professional integrity, strong ethics and values and the ability to make mature business judgments. The Nominating and Corporate Governance Committee also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Elicio, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of Elicio’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of Elicio and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity (including geographic background, gender, age, racial and ethnic diversity), skills and such other factors as it deems appropriate, given the current needs of the Board of Directors and Elicio, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board of Directors. The Committee takes into account the results of the Board of Directors’ self-evaluation, conducted on a periodic basis, on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. Then, the Nominating and Corporate Governance Committee uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors by majority vote.

Diversity of our Board of Directors

The Board Diversity Matrix below provides the diversity statistics for our Board of Directors.

Board Diversity Matrix (As of April 10, 2024)
Total Number of Directors	8
	Female	Male
Part I: Gender Identity

Directors	3	5

Part II: Demographic Background

White	3	4

Two or More Races or Ethnicities	—	1

Policy Regarding Consideration of Director Candidates Recommended by Stockholders

The Nominating and Corporate Governance Committee has adopted a policy regarding consideration of director candidates recommended by stockholders. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Corporate Secretary at Elicio Therapeutics, Inc., 451 D Street, Suite 501, Boston, MA 02210, in accordance with the procedures described in our Amended and Restated Bylaws. Written recommendations must include the following information: name and address of the nominating stockholder; a representation that the nominating stockholder is a record holder; a representation that the nominating stockholder intends to appear in person or by proxy at the annual stockholder’s meeting to nominate the person or persons specified; information regarding each nominee that would be required to be included in a proxy statement; a description of any arrangements or understandings between the nominating stockholder and the nominee; and the consent of each nominee to serve as a director, if elected. The Nominating and Corporate Governance Committee will evaluate candidates recommended by a stockholder in the same manner as candidates identified by the Board of Directors.

Communications with the Board of Directors

Generally, stockholders who have questions or concerns should contact our Investor Relations department at IR@elicio.com. However, any stockholders who wish to address questions regarding our business directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board at 451 D Street, Suite 501, Boston, MA 02210. Elicio will make every effort to ensure that communications are distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications and that appropriate responses are provided to stockholders in a timely manner. Elicio believes its responsiveness to stockholder communications to the Board of Directors is excellent. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys, and solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our outstanding registered common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in our Annual Report on Form 10-K those persons who did not file these reports when due.

Executive officers, directors, and persons who beneficially own more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and, to our knowledge, 10% stockholders complied with the filing requirements of Section 16(a) of the Exchange Act, except that one Form 3 was filed late by each of Christopher Haqq and Yekaterina (Katie) Chudnovsky to report their initial beneficial ownership in Elicio following the Merger.

Code of Business Conduct and Ethics

Elicio has adopted the Elicio Code of Business Conduct and Ethics applying to all officers, directors, employees, and consultants. The Code of Business Conduct and Ethics is available on our website at https://elicio.com/wp-content/uploads/2024/03/Elicio-Code_of_Business_Conduct_and_Ethics_CLEAN.pdf. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance Guidelines

In June 2023, the Board of Directors adopted Angion’s Corporate Governance Guidelines and, in February 2024, the Board of Directors amended the Corporate Governance Guidelines, to assure the Board of Directors will have the necessary authority and practices in place to review and evaluate Elicio’s business operations as needed and to make decisions that are independent of Elicio’s management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board of Directors intends to follow with respect to Board composition and selection including diversity, Board meetings and involvement of senior management, and Board committees and compensation. The Corporate Governance Guidelines  may be viewed on our website at https://elicio.com/wp-content/uploads/2024/03/Elicio-Corporate_Governance_Guidelines_CLEAN.pdf.

Hedging Policy

As part of our Insider Trading Compliance Policy, all employees, including our officers, directors, and consultants, are prohibited from engaging in short sales of our securities, establishing margin accounts, pledging our securities as collateral for a loan, buying or selling puts or calls on our securities or otherwise engaging in hedging transactions (such as zero-cost dollars, exchange funds, and forward sale contracts) involving our securities, or trading shares of Elicio securities on a short-term basis.

Clawback Policy

In October 2023, our Board of Directors adopted a Clawback Policy to comply with the new clawback rules and listing standards promulgated by the SEC and Nasdaq, respectively. The Clawback Policy generally provides that we will seek to recover, in the event of a required accounting restatement, excess incentive compensation received by covered officers where that compensation is based on erroneously reported financial information, regardless of fault or misconduct.

Item 11. Executive Compensation.

Executive Officer Compensation

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.

The following is a discussion and analysis of compensation arrangements of our named executive officers (“Named Executive Officers”). This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

We seek to ensure the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives. Our Named Executive Officers for fiscal year 2023 were as follows:

•	Robert Connelly, President, Chief Executive Officer and Director;

•	Christopher Haqq, M.D., Ph.D., Executive Vice President, Head of Research and Development and Chief Medical Officer;

•	Brian Piekos, Chief Financial Officer and Treasurer;

•	Jay R. Venkatesan, M.D., former Chief Executive Officer, President, and Chairman of the Angion Board; and

•	Jennifer J. Rhodes, former Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Corporate Secretary.

Summary Compensation Table

The following table sets forth total compensation paid to our Named Executive Officers for the fiscal year ending on December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Option awards (1) ($)	Bonus Compensation (2)($)	Non-Equity Incentive Plan Compensation (3)($)	All other Compensation (4) ($)	Total (5) ($)
Robert Connelly President, Chief Executive Officer, and Director(6)	2023	498,750	—	—	179,550	—	678,300
	2022	475,000	572,040	—	209,000	—	1,256,040

Christopher Haqq, M.D., Ph.D., Executive Vice President, Head of Research and Development and Chief Medical Officer(7)	2023	488,276	—	—	185,545	—	673,821
	2022	465,025	511,321	—	186,010	—	1,162,356

Brian Piekos Chief Financial Officer and Treasurer(8)	2023	273,548	501,969	—	103,238	—	878,755

Jay R. Venkatesan, M.D. former Chief Executive Officer, President, and Chairman of the Angion Board(9)	2023	243,944	22,427	608,000	—	1,554,904	2,429,275
	2022	608,000	898,973	—	11,876	—	1,518,849

Jennifer J. Rhodes former Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Corporate Secretary(10)	2023	222,257	—	440,840	—	702,762	1,365,859
	2022	440,840	320,613	—	12,200	—	773,653

(1)
Amounts shown represent the aggregate grant date fair value of options granted as calculated in accordance with FASB ASC Topic 718. See Note 2 of the financial statements included in the Original 10-K for the assumptions used in calculating this amount.

(2)	Bonus compensation includes bonuses paid pursuant to the Retention Bonus Plan.

(3)
Non-equity incentive compensation includes discretionary bonuses based on pre-established performance criteria. For fiscal year 2023, the bonuses were paid in March 2024. Please see the descriptions of the bonuses paid to our Named Executive Officers under “Narrative Disclosure to Summary Compensation Table” below, including target amounts for the discretionary annual bonuses.

(4)
All other compensation includes severance benefits in the form of cash payments, the Company match under Angion’s 401(k) Program, COBRA payments and Board of Director fees. During the year ended December 31, 2023, Dr. Venkatesan received severance payments of $1,474,850, COBRA payments of $56,721 and Board of Directors fees of $23,333. During the year ended December 31, 2023, Jennifer Rhodes received severance payments of $659,565, RSU awards valued at $15,485 and COBRA payments of $27,712.

(5)	Except as otherwise noted, Named Executive Officers received no compensation other than salaries, bonuses, and stock option awards.

(6)	Mr. Connelly became Chief Executive Officer, President, and Director of the Company on June 1, 2023, effective as of the effective time of the Merger.

(7)	Dr. Haqq became Executive Vice President, Head of Research and Development and Chief Medical Officer of the Company on June 1, 2023, effective as of the effective time of the Merger.

(8)	Mr. Piekos became Chief Financial Officer and Treasurer of the Company on June 1, 2023, effective as of the effective time of the Merger. He commenced employment with Former Elicio in May 2023.

(9)	Dr. Venkatesan was Angion’s Chief Executive Officer, President, and Chairman of the Board until June 1, 2023, the effective time of the Merger.

(10)	Ms. Rhodes was Angion’s Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Corporate Secretary until June 1, 2023, the effective time of the Merger.

Narrative Disclosure to Summary Compensation Table

Robert Connelly

Effective as of the effective time of the Merger, our Board appointed Mr. Connelly as President and Chief Executive Officer of the Company. Prior to the completion of the Merger, Mr. Connelly was Chief Executive Officer of Former Elicio. Former Elicio entered into an employment agreement with Mr. Connelly in November 2018. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Company’s Board, and an annual performance bonus awarded at the discretion of the Company’s Board. The agreement also provided for an initial option grant and a signing bonus.

Mr. Connelly’s base salary for fiscal year 2022 was $475,000, increased to $498,750 for fiscal year 2023, and, effective as of January 1, 2024, increased to $608,400 for fiscal year 2024.

In 2023, Mr. Connelly was paid a discretionary cash bonus, in connection with his contributions to Former Elicio in 2022, of $209,000, based upon his respective bonus target of 40%. In 2024, Mr. Connelly was paid a discretionary cash bonus, in connection with his contributions to Elicio in 2023, of $179,550, which represented 90% of his target bonus of 40% of his base salary. For 2024, Mr. Connelly’s target bonus percentage was increased to 55% of his base salary.

In November 2022, Mr. Connelly was granted an option to purchase 8,171,995 shares of Former Elicio’s common stock, which was replaced with an option to purchase 147,912 shares of Elicio’s common stock pursuant to the 2021 Incentive Award Plan (the “2021 Plan”) at the time of the Merger. The stock option vests as to 1/36th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to Mr. Connelly’s continued service to Elicio through each vesting date, but may be early exercised at any time at the election of Mr. Connelly for restricted shares of Elicio common stock until the vesting of the award. Mr. Connelly did not receive any stock option awards in 2023. In February 2024, we granted Mr. Connelly an option to purchase 225,137 shares of our common stock under the 2021 Plan. Mr. Connelly’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Mr. Connelly being employed or in continuous service to us as defined in the 2021 Plan through such vesting date.

Mr. Connelly is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change of Control.”

Chris Haqq

Effective as of the effective time of the Merger, our Board appointed Dr. Haqq as Executive Vice President, Head of Research and Development and Chief Medical Officer of the Company. Prior to the completion of the Merger, Dr. Haqq was Executive Vice President, Head of Research and Development and Chief Medical Officer of Former Elicio. Former Elicio entered into an offer letter with Dr. Haqq in September 2019. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Company’s Board, and an annual performance bonus awarded at the discretion of the Company’s Board. The agreement also provided for an initial grant of RSUs which was granted in October 2019, pursuant to the terms of the offer letter, accelerated and vested in full upon the consummation of the Merger and were settled in Elicio common stock immediately prior to the consummation of the Merger. Additionally, under the terms of his offer letter, Dr. Haqq is also entitled to an annual allowance to be used for the rental or purchase of an apartment near Elicio’s headquarters previously in Cambridge, Massachusetts and now in Boston, Massachusetts, with such annual allowance subject to applicable taxes.

Dr. Haqq’s base salary for fiscal year 2022 was $465,025, increased to $488,276 for fiscal year 2023, and, effective as of January 1, 2024, increased to $507,807 for fiscal year 2024.

In 2023, Dr. Haqq was paid a discretionary cash bonus, in connection with his contributions to Former Elicio in 2022, of $186,010, based upon his respective bonus target of 40%. In 2024, Dr. Haqq was paid a discretionary cash bonus, in connection with his contributions to Elicio in 2023, of $185,545, which represented 90% of his target bonus of 40% of his base salary. For 2024, Dr. Haqq’s bonus target remains at 40%.

In March 2022, Dr. Haqq was granted an option to purchase 500,000 shares of Former Elicio’s common stock, which was replaced with an option to purchase 9,050 shares of Elicio’s common stock pursuant to the 2021 Plan at the time of the Merger. Such option vests as to 25% of the shares on the first anniversary of the vesting commencement date and thereafter 1/36th of the shares subject to the award vest on each monthly anniversary of the vesting commencement date, subject to Dr. Haqq’s continued service to Elicio through each vesting date, but may be early exercised at any time at the election of Dr. Haqq for restricted shares of Elicio common stock until the vesting of the award. In November 2022, Dr. Haqq was granted an option to purchase 5,518,873 shares of Former Elicio common stock which was replaced with an option to purchase 99,891 shares of Elicio’s common stock at the time of the Merger. The November 2022 option grant vests as to 1/36th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to Dr. Haqq’s continued service to Elicio through each vesting date, but may be early exercised at any time at the election of Dr. Haqq for restricted shares of Elicio common stock until the vesting of the award. Dr. Haqq did not receive any stock option awards in 2023. In February 2024, we granted Dr. Haqq an option to purchase 28,200 shares of our common stock under the 2021 Plan. Dr. Haqq’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Dr. Haqq being employed or in continuous service to us as defined in the 2021 Plan through such vesting date.

Dr. Haqq is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change of Control.”

Brian Piekos

Effective as of the effective time of the Merger, our Board appointed Mr. Piekos Chief Financial Officer and Treasurer of the Company.  Prior to the completion of the Merger, Mr. Piekos was Chief Financial Officer of Former Elicio. Former Elicio entered into an employment agreement with Mr. Piekos in May 2023. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Company’s Board, and an annual performance bonus awarded at the discretion of the Company’s Board. The agreement also provided for an initial option grant, which was granted in June 2023 (as described below). Additionally, subject to the approval of the Board of Directors, Mr. Piekos was eligible to receive an annual option award in 2024 to acquire a number of shares of Company common stock equal to 0.45% of the then total shares outstanding of common stock of the Company, subject to such time and performance vesting as determined by the Board of Directors at the time of the grant.

Mr. Piekos’s base salary for fiscal year 2023 was $435,000, which was increased, effective as of January 1, 2024, to $452,400 for fiscal year 2024.

In 2024, Mr. Piekos received a discretionary cash bonus, in connection with his contributions to Elicio in 2023, of $103,238, which represented 90% of his target bonus of 40% of his base salary, prorated based upon his start date. For 2024, Mr. Piekos’s bonus target remains at 40%.

In June 2023, we granted Mr. Piekos an option to purchase up to 75,484 shares of Elicio’s common stock. Mr. Piekos’s option vests over four years with 25% vesting on the first anniversary of Mr. Piekos’s start date, and the remainder vesting in 36 equal monthly installments at the end of each month thereafter.  In February 2024, we granted Mr. Piekos an option to purchase 43,225 shares of our common stock under the 2021 Plan. Mr. Piekos’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Mr. Piekos being employed or in continuous service to us as defined in the 2021 Plan through such vesting date.

Mr. Piekos is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change of Control.”

Jay Venkatesan, M.D.

Prior to the effective time of the Merger, Dr. Venkatesan was Angion’s Chief Executive Officer, President, and Chairman of the Board.  In March 2019, Angion entered into an amended and restated employment agreement with Dr. Venkatesan, amending his original employment agreement from April 2018, setting forth his base salary going forward and providing for an additional grant of shares of Angion’s common stock. Dr. Venkatesan’s employment ended effective as of the effective time of the Merger, or June 1, 2023. For fiscal year 2022, Dr. Venkatesan’s base salary was $608,000 and remained $608,000 for fiscal year 2023.

In January 2023, the Angion Board adopted the Angion Biomedica Corp. Retention Bonus Plan (the “Retention Bonus Plan”). Participants in the Retention Bonus Plan included Dr. Venkatesan. The Retention Bonus Plan provided for the payment of a cash retention bonus equal to 100% of a participant’s base salary, 65% of which became earned and payable upon the occurrence of a corporate triggering event (defined to include a change in control (as defined in the 2021 Plan), a reverse merger or a dissolution) and 35% of which became earned and payable three months after the occurrence of such corporate triggering event, subject in each case to earlier payment upon the occurrence of a qualifying termination of the participant’s employment by Angion without “cause” or by the participant for “good reason,” each as defined in the Retention Bonus Plan. Upon the earlier of a corporate triggering event or a qualifying termination, time-based equity awards would vest in full, the post-termination exercise period of options held by the participant would be extended by four years (but no later than the original term of the option) and participants would receive an additional lump sum cash payment. Pursuant to the terms of the Retention Bonus Plan, Dr. Venkatesan received $2,082,850 in 2023. Dr. Venkatesan did not receive a bonus for 2022.

Dr. Venkatesan received two stock option awards from Angion in March 2022. The first award granted Dr. Venkatesan an option to purchase 60,000 shares of Angion common stock, with such option vesting at a rate of 1/48th of the shares subject to the award each month following the vesting commencement date. This option award was subject to accelerated vesting under the Retention Bonus Plan and vested in full upon the closing of the Merger. The second award granted Dr. Venkatesan an option to purchase 16,000 shares of Angion common stock, with such option vesting at a rate of 50% on each of July 31, 2022 and December 31, 2022.

Jennifer Rhodes

Prior to the effective time of the Merger, Ms. Rhodes was Angion’s Executive Vice President, Chief Business Officer, General Counsel, Chief Compliance Officer and Corporate Secretary.  Angion entered into an employment agreement with Ms. Rhodes in November 2019. The agreement provided for a base salary, to be modified from time to time at the discretion of the Company’s Board, and an annual performance bonus awarded at the discretion of the Company’s Board. The agreement also provided for an initial option grant along with a sign-on bonus. Her employment ended effective as of the effective time of the Merger, or June 1, 2023. For fiscal year 2022, Ms. Rhodes’s base salary was $440,840 and remained $440,840 for fiscal year 2023.

Pursuant to the terms of the Retention Bonus Plan described above, Ms. Rhodes received $1,100,405 in 2023. Ms. Rhodes did not receive a bonus for 2022.

Ms. Rhodes received two stock option awards from Angion in March 2022. The first award granted Ms. Rhodes an option to purchase 17,500 shares of Angion common stock, with such option vesting at a rate of 1/48th of the shares subject to the award each month following the vesting commencement date. This option award was subject to accelerated vesting under the Retention Bonus Plan and vested in full upon the closing of the Merger. The second award granted Ms. Rhodes an option to purchase 10,000 shares of Angion common stock, with such option vesting at a rate of 50% on each of July 31, 2022 and December 31, 2022.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

Mr. Connelly, Dr. Haqq and Mr. Piekos (the “Current Named Executed Officers”) are eligible to participate in our 401(k) Program on the same terms as other full-time employees, subject to their continuing employment. We believe that providing a vehicle for tax-deferred retirement savings through a 401(k) Plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Current Named Executive Officers, in accordance with our compensation policies.

All of our full-time employees, including our Current Named Executive Officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; short-term and long-term disability insurance; and life and AD&D insurance, subject to their continuing employment.

Dr. Venkatesan and Ms. Rhodes were eligible to participate in Angion’s 401(k) Program on the same terms as other full-time Angion employees during their employment. They were each eligible, along with all of Angion’s full-time employees, to participate in Angion’s health and welfare plans, which included medical, dental and vision benefits; short-term and long-term disability; and life and AD&D insurance.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a Current Named Executive Officer when we believe it is necessary to attract or retain the Current Named Executive Officer. In 2022 and 2023, we did not provide any perquisites or personal benefits to our Named Executive Officers not otherwise made available to our other employees.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table lists all outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

		Option Awards				Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares or Units of Shares that Have Not Vested ($)
Robert Connelly	9/8/2020 (4)	27,150	—	9.39	9/8/2030	—	—
	11/28/2022 (3)	53,417	94,495	3.86	11/28/2032	—	—

Jay R. Venkatesan, M.D.	5/1/2018 (1)	93,440	—	58.89	5/1/2028	—	—
	6/18/2020 (1)	12,446	—	77.71	6/17/2030	—	—
	2/5/2021 (1)	17,892	—	160.00	2/4/2031	—	—
	3/4/2022 (1)	76,000	—	19.40	3/3/2032	—	—
	12/28/2023 (5)	—	4,100	8.26	12/28/2033	—	—

Christopher Haqq	3/31/2022 (2)	—	3,620	13.81	3/31/2032	—	—
	11/28/2022 (3)	36,075	63,816	3.86	11/28/2032	—	—

Brian Piekos	6/1/2023 (2)	—	75,484	10.00	6/1/2033	—	—

Jennifer Rhodes	2/14/2020 (1)	11,668	—	95.13	2/13/2030	—	—
	6/18/2020 (1)	5,834	—	77.71	6/17/2030	—	—
	2/5/2021(1)	7,001	—	160.000	2/4/2031	—	—
	3/4/2022 (1)	27,500	—	19.90	3/3/2032	—	—

(1)	The stock option vested in full at the effective time of the Merger pursuant to the Retention Bonus Plan.

(2)
The stock option vests as to 25% of the shares of the first anniversary of the vesting commencement date and thereafter 1/36th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to the holder’s continued service to Elicio through each vesting date.

(3)
The stock option vests as to 1/36th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to the holder’s continued service to Elicio through each vesting date.

(4)
The stock option vested upon the Company submitting an Investigational New Drug Application to the Food and Drug Administration for any of the Company’s Amphiphile vaccine candidates prior to December 31, 2020.

(5)
The stock option vests on the earlier of the one-year anniversary of the grant date and the next annual meeting of the Company’s stockholders after the grant date, subject to the holder’s continued service to Elicio through the vesting date.

Potential Payments Upon Termination or Change of Control

In February 2024, we entered into a new executive severance plan (the “Severance Plan”) covering the Current Named Executed Officers, superseding and replacing the severance benefits they would otherwise be entitled to receive.

In January 2023, Angion adopted the Retention Bonus Plan, which provided for the separation benefits paid to Dr. Venkatesan and Ms. Rhodes as set forth in the "Narrative Disclosure to Summary Compensation Table," which disclosure is incorporated herein by reference.

Under our Severance Plan encompassing each of our Current Named Executive Officers, if such Current Named Executive Officer’s employment with us is terminated without Cause (as defined in the Severance Plan), the applicable Current Named Executive Officer will be entitled to receive an amount equal to the product of (i) the Normal Multiplier (as defined in the Severance Plan) and (ii) the Current Named Executive Officer’s then-current base salary. For our Current Named Executive Officers, the applicable severance is 9 months of continued base salary (or 12 months for Mr. Connelly). The Current Named Executive Officers are also entitled to continue participating in our health benefits for their applicable Severance Period (as defined in the Severance Plan). In the case of Mr. Connelly, any outstanding unvested, time-based equity awards scheduled to vest during the 12 months following his termination date will fully vest as of the effective date of Mr. Connelly’s termination of employment. In the event of a termination without Cause (as defined in the Severance Plan) or resignation for Good Reason (as defined in the Severance Plan) during the Change in Control Period (as defined in the Severance Plan), the applicable Current Named Executive Officer will be entitled to receive an amount equal to the product of (i) the CIC Multiplier (as defined in the Severance Pan) and (ii) the Current Named Executive Officer’s then-current base salary and then-current target annual bonus opportunity, payable as a one-time lump sum. For our Current Named Executive Officers, the applicable severance is equal to 12 months of base salary (or 18 months for Mr. Connelly). The Current Named Executive Officers are also entitled to continue participating in our health benefits for their applicable CIC Severance Period (as defined in the Severance Plan). Additionally, any outstanding unvested equity awards held by the Current Named Executive Officer under the Company’s then-current outstanding equity incentive plan(s) will become fully vested as of the effective date of the Current Named Executive Officer’s termination of employment. The foregoing severance benefits are subject to the applicable Current Named Executive Officer’s delivery of an executed release of claims against us within 60 days following termination or such shorter time period as may be set forth, and continued compliance with the Current Named Executive Officer’s confidentiality obligations or restrictive covenants in effect prior to termination.

Director Compensation

We amended and restated our compensation policy for our non-employee directors (“Director Compensation Program”) effective as of December 2023. Such Director Compensation Program is subject to further amendment by the Board of Directors as appropriate. Pursuant to the Director Compensation Program, our non-employee directors receive cash compensation as follows:

•	Each non-employee director will receive an annual cash retainer in the amount of $40,000 per year.

•	The Non-Executive Chairperson will receive an additional annual cash retainer in the amount of $35,000 per year.

•
The chairperson of the Audit Committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the Audit Committee. Each non-chairperson member of the audit committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the Audit Committee.

•
The chairperson of the Compensation Committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the Compensation Committee. Each non-chairperson member of the Compensation Committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Compensation Committee.

•
The chairperson of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $8,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each non-chairperson member of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.

Under the Director Compensation Program, as amended and restated by the Board of Directors in December 2023, each non-employee director will automatically be granted an option to purchase 8,200 shares of our common stock upon the director’s initial appointment or election to our Board of Directors (the “Initial Grant”) and an option to purchase 4,100 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter, (the “Annual Grant”), unless otherwise approved by the Board of Directors.

The Initial Grant will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder’s meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date. The exercise price per share of director options is equal to the fair market value of a share of our common stock on the grant date, and the director options will vest in full upon (i) a termination of service due to the director’s death or Disability (as defined in the 2021 Plan) and (ii) the consummation of a Change in Control (as defined in the 2021 Plan).

Each non-employee director is entitled to reimbursement from the Company for all reasonable, documented, out-of-pocket and other business expenses incurred by the non-employee director in the performance of his or her duties to the Company in accordance with the Company’s applicable expense reimbursement policies and procedures as in effect from time to time.

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total(2) ($)
Julian Adams, Ph.D.(3)	73,625	22,427	96,052
Carol Ashe(4)	49,167	22,427	71,594
Allen Nissenson, M.D.(5)	52,520	38,702	91,222
Yekaterina (Katie) Chudnovsky(6)	26,250	22,427	48,677
Robert R. Ruffolo, Jr., Ph.D.(7)	40,833	22,427	63,260
Karen Wilson(8)	62,321	38,702	101,023
Jay Venkatesan, M.D.(9)	23,333	22,427	45,760
Assaf Segal(10)	11,875	0	11,875
Victor F. Ganzi (11)	32,575	0	32,575
Gilbert S. Omenn, M.D., Ph.D. (12)	25,429	0	25,429

(1)
Amounts shown represent the aggregate grant date fair value of options granted during fiscal year 2023 as calculated in accordance with FASB ASC Topic 718. See note 2 of the financial statements included in the Original 10-K for the assumptions used in calculating this amount.

(2)	Non-employee directors only received cash fees and stock awards as compensation for their service on the Board of Directors.

(3)	As of December 31, 2023, Dr. Adams held options to purchase 55,416 shares of our common stock, of which options to purchase 24,627 shares were vested.

(4)	As of December 31, 2023, Ms. Ashe held options to purchase 19,009 shares of our common stock, of which options to purchase 6,106 shares were vested.

(5)	As of December 31, 2023, Dr. Nissenson held options to purchase 10,989 shares of our common stock, of which options to purchase 6,889 shares were vested.

(6)	As of December 31, 2023, Ms. Chudnovsky held options to purchase 8,625 shares of our common stock, of which options to purchase 1,134 shares were vested.

(7)	As of December 31, 2023, Dr. Ruffolo held options to purchase 21,178 shares of our common stock, of which options to purchase 7,186 shares were vested.

(8)	As of December 31, 2023, Ms. Wilson held options to purchase 10,989 shares of our common stock, of which options to purchase 6,889 shares were vested.

(9)
Dr. Venkatesan served as Angion’s President, Chief Executive Officer and Chairman of the Board for part of fiscal year 2023; as such, his compensation earned as a non-employee director is described in the “Summary Compensation Table” above.

(10)	Mr. Segal resigned from the Board on August 28, 2023. As of December 31, 2023, Mr. Segal held no options to purchase shares of our common stock.

(11)
Mr. Ganzi resigned from the Board as of the effective time of the Merger. As of December 31, 2023, Mr. Ganzi held options to purchase 6,889 shares of our common stock, of which options to purchase 6,889 shares were vested.

(12)
Dr. Omenn resigned from the Board as of the effective time of the Merger. As of December 31, 2023, Dr. Omenn held options to purchase 6,889 shares of our common stock, of which options to purchase 6,889 shares were vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of Elicio’s common stock as of April 10, 2024 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of Elicio as a group; and (iv) all those known by Elicio to be beneficial owners of more than five percent of its common stock. Percentage of ownership is based on 10,231,600 shares of common stock outstanding on April 10, 2024.

	Beneficial Ownership as of April 10, 2024(1)
Beneficial Owner	Number of Shares	Percent of Total
5% and Greater Stockholders:
GKCC, LLC(2)	2,038,655	19.93%

Named Executive Officers and Directors:
Yekaterina (Katie) Chudnovsky(3)	2,040,641	19.96%
Julian Adams, Ph.D.(4)	31,402	*
Carol Ashe(5)	8,562	*
Robert Connelly(6)	148,082	1.45%
Karen J. Wilson(7)	8,760	*
Robert Ruffolo, Jr., Ph.D.(8)	9,912	*
Allen R. Nissenson, M.D.(9)	6,889	*
Christopher Haqq, M.D., Ph.D.(10)	81,931	*
Brian Piekos(11)	18,871	*
Pete DeMuth, Ph.D.(12)	53,473	*
Jay Venkatesan, M.D.(13)	330,312	3.23%
Jennifer Rhodes(14)	56,622	*
All current executive officers and directors as a group (11 persons)(15)	2,738,835	26.79%

*Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Elicio believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 10,231,600 shares of common stock outstanding on April 10, 2024, adjusted as required by the rules promulgated by the SEC. Unless otherwise noted below, the address for persons listed in the table is c/o Elicio Therapeutics, Inc., 451 D Street, Boston, Massachusetts 02210.

(2)
Includes (i) 1,915,639 shares of our common stock held directly by GKCC, LLC and (ii) 123,016 shares of common stock underlying pre-funded warrants exercisable within 60 days of April 10, 2024. Yekaterina (Katie) Chudnovsky has sole voting and investment control over the shares held by GKCC, LLC and may be deemed to beneficially own such shares.

(3)
Consists of (i) 1,986 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024, (ii) 1,915,639 shares of common stock held by GKCC, LLC of which Yekaterina (Katie) Chudnovsky has sole voting and investment control over and may be deemed to beneficially own such shares and (iii) 123,016 shares of common stock underlying pre-funded warrants exercisable within 60 days of April 10, 2024 held by GKCC, LLC of which Yekaterina (Katie) Chudnovsky has sole voting and investment control over and may be deemed to beneficially own such shares.

(4)	Consists of 31,402 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(5)	Consists of 8,562 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(6)
Consists of (i) 46,970 shares of our common stock held directly by Robert Connelly and (ii) 101,112 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(7)
Consists of (i) 1,871 shares of our common stock held directly by Karen J. Wilson and (ii) 6,889 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(8)	Consists of 9,912 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(9)	Consists of 6,889 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(10)
Consists of (i) 31,981 shares of our common stock held directly by Christopher Haqq, M.D., Ph.D. and (ii) 49,950 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(11)	Consists of 18,871 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(12)	Consists of 53,473 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(13)
Consists of (i) 129,581 shares of our common stock held directly by Jay R. Venkatesan, M.D., (ii) 953 shares of our common stock held by the Venkatesan Family Trust, and (iii) 199,778 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(14)
Consists of (i) 3,039 shares of our common stock held directly by Jennifer Rhodes and (ii) 53,583 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 10, 2024.

(15)	Consists of the shares described in footnotes 2 through 13 above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of Elicio’s equity compensation plans in effect as of December 31, 2023.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	411,015	$53.20	540,171
Equity compensation plans not approved by security holders (2)	894,909	$6.45	153,243
Total	1,305,924	$21.27	693,414

(1)
These plans consist of the 2021 Plan, the Second Amended and Restated 2015 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”).  The 2021 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 5% of the number of shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2024, the 2021 Plan was increased by 480,282 shares pursuant to such evergreen provision. The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 1% of the number of shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2024, the ESPP was increased by 1% of share outstanding shares as of January 1, 2023 pursuant to such evergreen provision.

(2)
These plans consist of the Former Elicio 2022 Equity Incentive Plan, as amended, the former Elicio 2012 Equity Incentive Plan, as amended, and inducement stock options granted pursuant to Nasdaq Rule 5635(c)(4). In connection with the commencement of his employment with us on June 1, 2023, Mr. Piekos received a grant of non-qualified stock options to purchase 75,484 shares of common stock as an inducement award material to Mr. Piekos entering into employment with us pursuant to Nasdaq Rule 5635(c)(4). In August 2023, we granted an aggregate of 72,980 inducement stock options to two additional employees, as an inducement material to each employee entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).  In connection with the Merger, the Company assumed the Former Elicio 2022 Equity Incentive Plan and the former Elicio 2012 Equity Incentive Plan (the “Former Elicio Plans”) and all stock options issued and outstanding under the Former Elicio Plans. Each outstanding and unexercised option to purchase Former Elicio common stock was adjusted with such Company stock options henceforth representing the right to purchase a number of shares of the Company’s common stock based on the Merger exchange ratio of 0.0181. Any restriction on the exercise of any Former Elicio stock options assumed by the Company will continue in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such Former Elicio stock option will otherwise remain unchanged; provided, however, that Elicio’s Board of Directors or a committee thereof will assume the responsibility and the authority of Former Elicio’s Board of Directors or any committee thereof with respect to each Former Elicio stock option assumed by the Company. See Note 8 of the financial statements included in the Original 10-K for descriptions of each of the equity plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our total assets at December 31, 2023, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the section titled “Executive Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.
All of the transactions set forth below were approved by a majority of our Board of Directors. We believe we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by our Audit Committee,  and a majority of the members of our Board of Directors, including a majority of the independent and disinterested members of our Board of Directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Subscription Agreements

December 2023

In December 2023, we entered into a subscription agreement (the “December Subscription Agreement”) with GKCC, LLC (the “Purchaser”), an entity which is controlled by a member of our Board of Directors, providing for the issuance and sale by us to the Purchaser of an aggregate of 1,213,000 shares of our common stock, par value $0.01 per share, at a purchase price per share of $5.81 (the “December Offering”). The gross proceeds to us from the December Offering was approximately $7.0 million. The closing of the December Offering occurred in December 2023. Upon closing of the December Offering, the Purchaser became a greater than 10% holder of our shares of common stock outstanding.

Pursuant to the December Subscription Agreement, we are obligated, among other things, to file a registration statement with the SEC by March 31, 2024 for purposes of registering the shares for resale by the Purchaser, and to use our commercially reasonable efforts to have the registration statement declared effective no later than 30 days after filing such registration statement with the SEC, or in the event the SEC reviews and has written comments to the registration statement, within 90 days following the receipt of such written comments. The December Subscription Agreement contains customary terms and conditions for a transaction of this type, including certain customary indemnification rights and certain customary cash penalties on us for our failure to satisfy specified filing and effectiveness time periods.

March 2024

In March 2024, we entered into a subscription agreement (the “March Subscription Agreement”) with the Purchaser, an entity controlled by a member of our Board of Directors and which owns greater than 10% of our shares of common stock outstanding, providing for the issuance and sale by us to the Purchaser of pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,032,702 shares of our common stock, at a purchase price per Pre-Funded Warrant of $5.81 (the “March Offering”). The March Offering closed on March 19, 2024 (the “March Offering Closing Date”). Each Pre-Funded Warrant is exercisable at any time on or after the March Offering Closing Date at an exercise price equal to $0.01 per share, subject to adjustments as provided under the terms of the Pre-Funded Warrant, subject to a post-exercise beneficial ownership limitation of 19.99%, unless Stockholder Approval (defined below) is obtained. The gross proceeds to us from the March Offering were approximately $6.0 million.

Pursuant to the March Subscription Agreement, we are obligated, among other things, to file a registration statement with the SEC by June 30, 2024 for purposes of registering the shares of our common stock issuable upon exercise of the Pre-Funded Warrants (the “Pre-Funded Warrant Shares”) for resale by the Purchaser, and to use our commercially reasonable efforts to have the registration statement declared effective no later than 30 days after filing such registration statement with the SEC, or in the event the SEC reviews and has written comments to the registration statement, within 90 days following the receipt of such written comments. The March Subscription Agreement contains customary terms and conditions for a transaction of this type, including certain customary indemnification rights and certain customary cash penalties on us for our failure to satisfy specified filing and effectiveness time periods.

In addition, pursuant to the March Subscription Agreement, no later than six months following the March Offering Closing Date, we have agreed to use commercially reasonable efforts to obtain such approval as may be required by the applicable rules and regulations of The Nasdaq Stock Market (or any successor entity) from the stockholders of Elicio with respect to a change of control of Elicio pursuant to Section 5635(b) of the Listing Rules of The Nasdaq Stock Market resulting from beneficial ownership in excess of 19.99% of our outstanding common stock upon the issuance of the Pre-Funded Warrant Shares (“Stockholder Approval”).

Support Agreements

Concurrently with the execution of the Merger Agreement, executive officers, directors and stockholders of Angion entered into support agreements in favor of Elicio relating to the Merger (the “Angion Support Agreements”). The Angion Support Agreements provide, among other things, that such officers, directors and stockholders will vote all of their shares of Angion common stock: (i) in favor of adopting the Merger Agreement and approving the Merger, the Merger related stock issuance proposal and reverse stock split proposal, and the other transactions and actions contemplated by the Merger Agreement, (ii) against any proposal made in opposition to, or in competition with, the Merger Agreement or the Merger and (iii) against any acquisition proposal involving a third party.

Concurrently with the execution of the Merger Agreement, executive officers, directors and stockholders of Elicio entered support agreements in favor of Angion relating to the Merger (the “Elicio Support Agreements”). The Elicio Support Agreements provide, among other things, that such executive officers, directors and stockholders vote all of their shares of Elicio capital stock: (i) in favor of adopting the Merger Agreement and approving the Merger, the  items in connection with the Merger requiring Elicio stockholder consent and the other transactions and actions contemplated by the Merger Agreement, (ii) against any proposal made in opposition to, or in competition with, the Merger Agreement or the Merger and (iii) against any acquisition proposal involving a third party.

Danforth Advisors Consulting Agreement

In March 2013, Elicio entered into a Consulting Agreement with Danforth Advisors, LLC (“Danforth”). Daniel Geffken, Former Elicio’s interim Chief Financial Officer, is a managing director of Danforth. Pursuant to the agreement, Danforth provided chief financial officer services, business consulting and advisory services, including accounting and controller services that were necessary to support the management and operations of Former Elicio’s business. The agreement had been amended in each of 2014, 2016, 2019, 2020 and 2021 to modify the scope of services provided. The agreement terminated in August 2023. As consideration under the agreement, Elicio paid Danforth consulting fees generally based on hourly rates as enumerated in the agreement, or for specific agreed upon fees for specific projects or services. Elicio paid Danforth approximately $0.7 million and $0.4 million for its services in 2023 and 2022, respectively. Mr. Geffken received grants of options to purchase common stock from time to time in his capacity as a consultant and, separately, received additional grants in his capacity as a member of Former Elicio’s Board. Mr. Geffken did not receive any options to purchase shares of Elicio common stock in connection with his service as a consultant.

Director Independence

Our Board of Directors currently consists of eight members. Our Board of Directors has determined all of our directors, other than Dr. Venkatesan and Mr. Connelly, qualify as “independent” directors in accordance with the Nasdaq listing requirements. Dr. Venkatesan is not considered independent because he was an employee of Angion for a period of time within the prior three years. Mr. Connelly is not considered independent as he is currently an employee of the Company. In addition, as required by the Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Indemnification Agreement with Directors and Officers

We provide indemnification for our directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to Elicio. Under our Amended and Restated Bylaws, we are required to indemnify our directors and executive officers to the extent not prohibited under Delaware or other applicable law. We have also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, losses and liabilities (including all interest, taxes, assessments and other charges in connection therewith) that he or she may incur  in connection with any proceeding or in any way connected with, resulting from or relating to his or her status as a director or officer of the Company or any of our subsidiaries, and otherwise to the fullest extent permitted under Delaware law and our Amended and Restated Bylaws.

Related Person Transactions Policy and Procedures

Our Board of Directors has adopted a related party transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related party were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our Audit Committee will consider all relevant facts and circumstances as appropriate, such as if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, the extent of the related party’s interest in the transaction, as well as taking into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Baker Tilly US, LLP, Tewksbury, MA, Auditor Firm ID: 23.

The following table sets forth all fees billed for professional audit, tax and other services rendered by Baker Tilly US, LLP(1) (in thousands):

	Year Ended December 31,
	2023	2022
Audit Fees(2)	$529,000	$383,957
Tax Fees(3)	$35,747	$21,000
Other(4)	—	—
Total Fees	$564,747	$404,957

(1)
Baker Tilly US, LLP served as Former Elicio’s auditor for the year ended December 31, 2022 and until the Merger in 2023. Following the Merger, Baker Tilly US, LLP served as Elicio’s auditor for the year ended December 31, 2023.

(2)
Audit fees are for professional services for the audit of our financial statements, the review of quarterly interim financial statements, and for services that are normally provided by the accountant in connection with other regulatory filings or engagements. Fees for the year ended December 31,2023 include services associated with the Merger and services rendered for the 2023 audit. Fees for the year ended December 31, 2022 include services associated with the Merger, contemplated offerings and services rendered for the 2022 audit.

(3)	Tax fees are for compliance and consultation.

(4)	All other fees consist principally of all other permissible work performed by Baker Tilly US, LLP that does not meet the above category descriptions.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Baker Tilly US, LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that services may be pre-approved by its Chairperson.

The Audit Committee has determined the rendering of services other than audit services by Baker Tilly US, LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Item 15(a). The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Item 15(a)(1) and (2).      See Item 8 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).     Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.	8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	2/9/2021	3.1
3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023..	8-K	6/2/2023	3.3
3.3	Certificate of Amendment (Officer Exculpation) to the Amended and Restated Certificate, dated June 1, 2023.	8-K	6/2/2023	3.4
3.4	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023.	8-K	6/2/2023	3.5
3.5	Amended and Restated Bylaws	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.5.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Amended and Restated Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/30/2022	4.5
10.1	Lease Between Elicio Therapeutics, Inc. and RREF II 451D, LLC dated July 21, 2021.	S-4/A	3/29/2023	10.34
10.2#	Offer Letter between Elicio Therapeutics, Inc. and Brian Piekos, dated May 9, 2023.	8-K	6/2/2023	10.2+
10.3	Form of Indemnification Agreement between Elicio Therapeutics, Inc. and each of its directors and officers.	8-K	6/2/2023	10.8
10.4	Information Rights Letter, dated May 30, 2023, by and between Clal Biotechnology Industries Ltd. and Elicio Therapeutics, Inc.	8-K	6/2/2023	10.13
10.5#	Employment Agreement between Elicio Therapeutics, Inc. and Robert Connelly, dated as of November 15, 2018.	S-4/A	3/29/2023	10.29+
10.6#	Offer Letter between Elicio Therapeutics, Inc. and Dr. Christopher Haqq, dated as of September 29, 2019.	S-4/A	3/29/2023	10.30+
10.7#	Separation and Release Agreement, dated as of October 19, 2023, by and between the Company and Annette Matthies, Ph.D.
10.8#	Employment Letter, by and between Elicio Therapeutics, Inc. and Peter DeMuth, dated as of April 13, 2022.	S-4/A	3/29/2023	10.32+
10.9	Subscription Agreement, dated as of December 22, 2023, by and between the Company and GKCC, LLC.	8-K	12/22/2023	10.1
10.10#	Elicio Therapeutics, Inc. 2012 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.27+
10.11#	Elicio Therapeutics, Inc. 2022 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.28+
10.12†	Exclusive Patent License Agreement, dated January 22, 2016, by and between Elicio Therapeutics, Inc. and the Massachusetts Institute of Technology, as amended.	S-4/A	3/29/2023	10.25+
10.13	Note Purchase Agreement, dated January 17, 2023, by and between Elicio Therapeutics and Angion Biomedica Corp., and Form of Promissory Note.	8-K	1/17/2023	10.1
10.14#	Amended and Restated Non-Employee Director Compensation Policy.	10-K	03/29/2024	10.14
10.15#	Executive Severance Plan.	8-K	2/2/2024	10.1
10.16(a)#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)

10.16(b)#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.16(c)#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.16(d)#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.17(a)#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.17(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.17(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.17(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.18#	2021 Employee Stock Purchase Plan.	S-1/A	2/1/2021	10.7
10.19#	Elicio Therapeutics, Inc. 2024 Inducement Incentive Award Plan.	10-K	03/29/2024	10.19
10.20#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Inducement Incentive Award Plan.	10-K	03/29/2024	10.20
10.21#	Form of Inducement Stock Option Grant Notice and Agreement.	10-K	03/29/2024	10.21
21.1	Subsidiaries of the registrant.	S-1	1/15/2021	21.1
23.1	Consent of independent registered public accounting firm.	10-K	03/29/2024	23.1
24.1	Power of Attorney (included on signature page to Original 10-K)	10-K	03/29/2024	24.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/29/2024	32.1
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/29/2024	32.2
97.1	Elicio Therapeutics, Inc. Clawback Policy (effective October 31, 2023).	10-K	03/29/2024	97.1
101.INS	Inline XBRL Instance Document	10-K	03/29/2024	101.INS
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	03/29/2024	101.SCH
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	03/29/2024	101.LAB
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/29/2024	101.PRE
104	Cover Page Interactive Data File	10-K	03/29/2024	104

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Elicio Therapeutics, Inc.

Date: April 29, 2024	By:	/s/ Robert Connelly
Robert Connelly
Chief Executive Officer