Form 10-Q
period 2024-03-31
Elicio Therapeutics, Inc.
filed 2024-05-15
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 10, 2024 was 10,270,285.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.
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
•the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications and U.S. Food and Drug Administration (“FDA”) approval of ELI-002 and any future product candidates;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Elicio Therapeutics, Inc. and our wholly-owned subsidiaries.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$11,853	$12,894
Restricted cash, current	665	722
Prepaid expenses and other current assets	1,612	2,732
Total current assets	14,130	16,348
Property and equipment, net	635	717
Operating lease, right-of-use assets	6,354	6,563
Restricted cash, noncurrent	688	685
Other long-term prepaid assets	2,673	2,833
Total assets	$24,480	$27,146
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,105	$4,369
Accrued expenses	3,324	3,757
Deferred research obligation	627	694
Operating lease liability, current	881	910
Unvested option exercise liability, current	14	25
Total current liabilities	5,951	9,755
Warrant liability	7,868	11
Operating lease liability, noncurrent	5,791	6,007
Total liabilities	19,610	15,773
Commitments and contingencies - Note 10
Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 10,234,444 shares and 9,618,178 shares issued at March 31, 2024 and December 31, 2023, respectively; 10,219,989 and 9,603,723 outstanding as of March 31, 2024 and December 31, 2023, respectively	102	96
Treasury stock, at cost, 14,455 shares outstanding as of March 31, 2024 and December 31, 2023	(150)	(150)
Additional paid-in capital	159,218	153,827
Accumulated other comprehensive loss	(270)	(197)
Accumulated deficit	(154,030)	(142,203)
Total stockholders' equity	4,870	11,373
Total liabilities and stockholders' equity	$24,480	$27,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$7,559	$5,484
General and administrative	2,682	2,321
Total operating expenses	10,241	7,805
Loss from operations	(10,241)	(7,805)
Other income (expense)
Change in fair value of warrant liability	(1,278)	—
Loss on issuance of pre-funded warrants	(578)	—
Change in fair value of embedded derivatives	—	108
Gain on sale of equipment	3	—
Foreign exchange transaction gain	153	—
Interest income	150	10
Interest expense	(36)	(342)
Total other expense, net	(1,586)	(224)
Net loss	(11,827)	(8,029)
Other comprehensive loss:
Foreign currency translation adjustment	(73)	—
Comprehensive loss	$(11,900)	$(8,029)
Net loss per common share, basic and diluted	$(1.15)	$(24.77)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted	10,273,925	324,106
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2023	—	$—	9,603,723	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.1 million	—	—	615,363	6	—	—	5,056	—	—	5,062
Issuance of common stock upon net settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	324	—	—	324
Foreign currency translation adjustment	—	—	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	—	—	(11,827)	(11,827)
Balance as of March 31, 2024	—	$—	10,219,989	$102	(14,455)	$(150)	$159,218	$(270)	$(154,030)	$4,870

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2022 (1)	4,997,920	$111,060	320,281	$3	—	$—	$4,860	$—	$(107,008)	$(102,145)
Exercise of stock options	—	—	4,699	—	—	—	40	—	—	40
Issuance of common stock upon net settlement of restricted stock units	—	—	2,601	—	—	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	(8,029)	(8,029)
Balance as of March 31, 2023	4,997,920	$111,060	327,581	$3	—	$—	$5,158	$—	$(115,037)	$(109,876)
(1) Retroactively restated for the reverse recapitalization as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(11,827)	$(8,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	110
Amortization of right-of-use assets, operating leases	208	—
Non-cash interest expense	—	342
Change in fair value of embedded derivative	—	(108)
Change in fair value of warrant liability	1,278	—
Stock-based compensation expense	324	224
Loss on issuance of warrants	578	—
Gain on sale of property and equipment	(3)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,085	(1,215)
Other long-term prepaid assets	160	197
Accounts payable	(3,264)	1,385
Accrued expenses and other current liabilities	(432)	(375)
Deferred research obligation	(67)	(507)
Operating lease liabilities	(244)	(163)
Net cash used in operating activities	(12,122)	(8,139)
Cash flows from investing activities
Purchases of property and equipment	—	(17)
Proceeds from sale of property and equipment	3	—
Net cash provided by (used in) investing activities	3	(17)
Cash flows from financing activities
Proceeds from issuance of promissory notes payable	—	10,000
Proceeds from issuance of common stock warrants	5,962	—
Proceeds from issuance of common stock	5,062	—
Exercise of stock options	—	40
Net cash provided by financing activities	11,024	10,040
Net (decrease) increase in cash and cash equivalents	(1,095)	1,884
Cash, cash equivalents and restricted cash at the beginning of the period	14,301	8,414
Cash, cash equivalents and restricted cash at the end of the period	$13,206	$10,298

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$11,853	$8,572
Restricted cash	1,353	1,726
Total cash, cash equivalents and restricted cash	$13,206	$10,298

Supplemental disclosure of noncash investing and financing activities:
Fair value at issuance of March Pre-Funded Warrants	$6,579	$—
Accretion of promissory note discount from embedded derivative	$—	$57
Accretion of promissory note to face value	$—	$274
Non-cash vesting of restricted common stock	$11	$34
Interest expense from convertible notes payable	$—	$14
Accretion of convertible notes discount from issuance costs	$—	$173
=
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc., in August 2011. Elicio is a clinical-stage biotechnology company pioneering the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer and infectious disease. In December 2018, Elicio formed a wholly-owned subsidiary, Elicio Securities Corporation (“ESC”), a Massachusetts corporation. ESC is an investment company. Elicio and ESC are collectively referred to as “Elicio” throughout these condensed consolidated financial statements.
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
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of March 31, 2024, the Company had an accumulated deficit of $154.0 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of March 31, 2024, the Company had $11.9 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
The accompanying condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, consistent in all

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

material respects with those applied in the Company’s audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K filed March 29, 2024 (the “Form 10-K”). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). This report should be read in conjunction with the audited consolidated financial statements in the Form 10-K.
The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Elicio Australia Pty Ltd. (“Elicio Pty”), which was established in August 2019, and its wholly owned subsidiary, ESC, which was established in Massachusetts in December 2018. The Company established Elicio Pty, an Australian subsidiary, for the purpose of qualifying for research credits for studies conducted in Australia and ESC is an investment company. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2023, included in the Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.
Since Former Elicio was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Former Elicio and did not include the combined entities activity or financial position. Subsequent to the Merger, the condensed consolidated financial statements include the acquired business and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Former Elicio have been retroactively restated to reflect the impact of the reverse stock split of Angion’s common stock, par value $0.01 per share (“Angion common stock”), at a ratio of 10:1 (the “Reverse Stock Split”) completed in connection with and prior to the closing of the Merger, based on the exchange ratio of 0.0181 (the “Exchange Ratio”).
Financial Statement Reclassification
Certain account balances from prior periods have been reclassified in these condensed consolidated financial statements to conform to current period classifications. The warrant liability was reclassified from current to noncurrent liabilities. These reclassifications had no effect on the reported results of operations or financial position.
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
Use of Estimates
The Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates reflected in these condensed consolidated financial statements include but are not limited to, the accrual of research and development expenses, the valuation of stock-based awards, the operating right of use assets and operating lease liability, and forecasts utilized in management’s going concern assessment.
Foreign Currency Translation and Transactions
The Australian Dollar (“AUD”) is the functional currency for Elicio Pty. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in AUD at the date they were acquired or assumed. As part of the consolidation process, the Elicio Pty results are translated from AUD into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency is reported separately in Accumulated Other Comprehensive Income (Loss).
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Cash and Cash Equivalents
Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of March 31, 2024 and December 31, 2023, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, and right of use asset, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three months ended March 31, 2024 and 2023, no impairments have occurred.
Derivative Financial Instruments
The promissory notes included embedded derivatives requiring bifurcation in accordance with ASC 815, Derivatives and Hedging. The valuation of the instruments was determined using widely accepted valuation techniques including the probability weighted expected return model. The fair value was determined using a model with the assumptions for equity value proceeds, probability of occurrence of various liquidation scenarios, timeline to liquidity and risk-free interest rate. The fair value of the derivative instruments was measured at each reporting period prior to settlement on June 1, 2023, with changes in fair value reported in earnings (loss).
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. As of March 31, 2024, there were no accruals for interest or penalties related to uncertain tax provisions.
Research and Development
Research and development costs are charged to expense as incurred and consist of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. The Company accrues for costs incurred by external service providers, based on estimates of services performed and costs. The Company expenses all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and service providers. Based on the timing of payments to service providers, the Company may also record prepaid expenses for those service providers that will be recognized as expenses in future periods as the related services are rendered. Research and development costs may be offset by research grants and research and development refundable tax rebates received by Elicio Pty.
Leases
ASC Topic 842, Leases, (“ASC 842”), requires a lessee to recognize a right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations and comprehensive loss as well as the reduction of the ROU asset.
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
Research Grant
The Company analogizes to the guidance provided by International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) for funds received from grants from

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

entities that are not customers nor government agencies. The Company recognizes the amount of grant income based on the activity in allowable expenses covered under the grant and has elected to recognize the funds earned as an offset to the related research expenses recorded in operations. Advances from the grant that have yet to be recognized are recorded as restricted cash if the grant requires the funds to be isolated from general cash and cash equivalents. The Company records a liability for any research activity that is required under the grant but has not yet been performed. The liability is recorded as a deferred research obligation on the condensed consolidated balance sheets.
Stock-Based Compensation
The Company issues stock-based awards to employees and non-employees, generally in the form of stock options. The Company accounts for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, which requires all stock-based payments to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their fair values. The expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The Company has elected to account for option forfeitures as they occur.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to determine the fair value of options granted, which uses as inputs the fair value of the Company common stock, assumptions the Company makes for the volatility of its Company common stock, the expected term of its stock options, the risk-free interest rate for a period that approximates the expected term of its stock options and its expected dividend yield.
Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period.
Prior to the Merger, there was no public market for Former Elicio’s common stock. The estimated fair value of the Company’s common stock underlying Former Elicio’s stock-based awards was determined by Former Elicio’s board of directors as of the grant date of each option grant. To determine the fair value of Former Elicio’s common stock underlying option grants, Former Elicio’s board of directors considered, among other things, input from management and valuations of Former Elicio's common stock prepared by third-party valuation firms performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Merger, the fair value of the Company’s common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Select Market.
Net Loss Per Share
Basic net loss per share of Company common stock is computed by dividing net loss attributable to Company common stockholders by the weighted average number of shares of Company common stock and pre-funded warrants outstanding for the period. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrants. Diluted net loss per share excludes the potential impact of Company common stock options, warrants and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three months ended March 31, 2024 and 2023, basic and diluted net loss per common share are the same.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from foreign exchange transactions and other events and circumstances from non-owner sources.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU broadens the disclosure requirements by requiring disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. The standard also requires entities to disclose, on an interim and annual basis, the amount and description, including the nature and type, of the other segment items. Additionally, entities are required to disclose the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. These enhanced disclosure obligations apply to entities that operate with one reportable segment as

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

well. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that this new accounting standard will have on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard requires entities to disclose federal, state, and foreign income taxes in their rate reconciliation tables and elaborate on reconciling items that exceed a quantitative threshold. Additionally, it requires an annual disclosure of income taxes paid, net of refunds, categorized by jurisdiction based on a quantitative threshold. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.
Note 3—Merger and Related Transactions
As described in Note 1, Former Elicio merged with a wholly owned subsidiary of Angion on June 1, 2023. The Merger was accounted for as a reverse recapitalization under U.S. GAAP. Former Elicio was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: (i) Former Elicio stockholders own a substantial majority of the voting rights; (ii) Former Elicio designated a majority (six of nine) of the initial members of the board of directors of the combined company; (iii) Former Elicio’s executive management team became the management team of the combined company; and (iv) the Company was named Elicio Therapeutics, Inc. and is headquartered in Boston, Massachusetts. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former Elicio issuing stock to acquire the net assets of Angion. As a result of the Merger, the net assets of Angion were recorded at their acquisition-date fair value, which approximated book value due to the short-term nature of the instruments, in the financial statements of Former Elicio and the reported operating results prior to the Merger were those of Former Elicio. Historical common share amounts of Former Elicio have been retroactively restated based on the Exchange Ratio. It was concluded that any in-process research and development assets that remained as of the Merger would be de minimis when compared to the cash and investments obtained through the Merger.
Prior to the effective time of the Merger, on June 1, 2023, in connection with the transactions contemplated by the Merger Agreement, the Company effected the Reverse Stock Split. At the effective time of the Merger, each outstanding share of Former Elicio capital stock (after giving effect to the automatic conversion of all shares of Former Elicio preferred stock into shares of Former Elicio common stock and excluding any shares held as treasury stock by Former Elicio or held or owned by Angion or any subsidiary of Angion or Former Elicio and any dissenting shares) was converted into the right to receive 0.0181 shares of Angion common stock, which resulted in the issuance by Angion of an aggregate of 5,375,751 shares of Angion common stock to the stockholders of Former Elicio (the “Exchange Shares”), and a total of 8,387,025 shares of the Company common stock being issued and outstanding immediately following the effective time of the Merger. In addition, Angion assumed the Former Elicio 2022 Equity Incentive Plan and the Former Elicio 2012 Equity Incentive Plan (the “Former Elicio Plans”) and each outstanding and unexercised option to purchase Former Elicio common stock and each outstanding and unexercised warrant to purchase Former Elicio capital stock were adjusted with such stock options and warrants henceforth representing the right to purchase a number of shares of the Company’s common stock equal to the Exchange Ratio multiplied by the number of shares of Former Elicio common stock previously represented by such options and warrants, at an exercise price equal to the exercise price of Former Elicio capital stock divided by the Exchange Ratio.
In connection with the execution of the Merger Agreement, Angion made a bridge loan to Former Elicio pursuant to a note purchase agreement and promissory notes up to an aggregate principal amount of $12.5 million, issued with a 20% original issue discount, with an initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million in exchange for cash of $5.0 million and an additional closing for a principal amount of $6.25 million in exchange for cash of $5.0 million upon delivery by Former Elicio to Angion of Former Elicio’s audited financial statements for the year ended December 31, 2022.
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,363	$—	$—	$6,363
Total assets	$6,363	$—	$—	$6,363

Warrant liabilities	$—	$7,849	$19	$7,868
Total liabilities	$—	$7,849	$19	$7,868

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,973	$—	$—	$5,973
Total assets	$5,973	$—	$—	$5,973

Warrant liabilities	$—	$—	$11	$11
Total liabilities	$—	$—	$11	$11
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at March 31, 2024 and December 31, 2023 were held in U.S. Treasury securities.
There were no transfers made among the three levels in the fair value hierarchy during periods presented.
As part of the Merger transaction, Former Elicio assumed Angion’s warrant liabilities. In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, LLC (the “Purchaser”), an entity controlled by a director of the Company, providing for the issuance and sale by the Company to the Purchaser of pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,032,702 shares of the Company’s common stock, at a purchase price per Pre-Funded Warrant of $5.81 (the “March Offering”). Consequently, the Company initially identified these warrants as liabilities and measured them at fair value on March 18, 2024, and subsequently remeasured the fair value of these warrant liabilities on March 31, 2024. The fair value of the assumed Angion warrants was classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	March 31, 2024	March 31, 2023
Balance, beginning of the period	$11	$—
Change in fair value	8	—
Balance, end of the period	$19	$—
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
The fair value of the Angion warrants issued by the Company has been estimated using Black-Scholes option pricing model. The underlying equity included in Black-Scholes was valued based on the equity value implied from sales of preferred and common stock at each measurement date, as applicable. The fair value of the warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk free interest rate, and the expected term.
The Company records the change in the fair value of common stock warrants in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The fair value of the common stock warrant liability, excluding the Pre-Funded Warrants, was estimated using the following assumptions:

	March 31, 2024	December 31, 2023
Weighted average strike price	$76.00	$76.00
Contractual term (years)	4.4	4.7
Volatility (annual)	138.0%	94.0%
Risk-free rate	4.2%	3.9%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development contract services	$1,045	$1,883
Advanced professional fees	276	300
Prepaid insurance	178	376
Other prepaid expenses and other current assets	113	173
Total prepaid and other current assets	$1,612	$2,732
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$1,574	$1,574
Furniture and fixtures	242	242
Leasehold improvements	132	132
Total property and equipment	1,948	1,948
Less: accumulated depreciation	(1,313)	(1,231)
Property and equipment, net	$635	$717
Depreciation expense was $0.1 million for each of the three months ended March 31, 2024 and 2023.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $2.7 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued professional fees	$966	$945
Accrued compensation and benefits	726	1,849
Accrued research and development	1,611	912
Other accrued expenses	21	51
Total accrued expenses	$3,324	$3,757

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 6 — Research Grant
In September 2022, Former Elicio entered into a grant agreement with the Gastro-Intestinal (“GI”) Research Foundation, a not-for-profit organization focused on supporting research to treat, cure, and prevent digestive diseases. Of the $2.8 million award, $2.3 million was received in September 2022 and the remaining $0.5 million was received in June 2023 with the completion of the development efforts as defined in the agreement. The final $0.5 million payment was applied as a credit to the second grant agreement described below. For the three months ended March 31, 2023, the Company incurred $0.5 million in research and development expenses related to this project.
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit. The grant funds available as of March 31, 2024 were $0.7 million, which are reflected in restricted cash in the accompanying consolidated balance sheets. The deferred research obligation as of March 31, 2024 was $0.6 million which was reflected in the deferred research obligation in the accompanying consolidated balance sheets. For the three months ended March 31, 2024, the Company incurred $1.4 million in research and development expenses related to this project, of which $0.1 million was reimbursed from the available grant funds.
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
Conversion of Convertible Preferred Stock
On June 1, 2023, Former Elicio completed the Merger with Angion in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Elicio’s convertible preferred stock was converted into a share of Former Elicio’s common stock. At the closing of the Merger, the Company issued an aggregate of 5,375,751 shares of its common stock to Former Elicio stockholders, based on the Exchange Ratio. No shares of convertible preferred stock were issued during the three months ended March 31, 2024 and 2023.
As a result of the Merger, the aggregate amount of 276,128,177 shares of Former Elicio preferred stock (retroactively restated for the reverse recapitalization as described in Note 3) were converted into 4,997,920 shares of Former Elicio's common stock to be exchanged for the same number of shares of the Company’s common stock.
At-The-Market Equity Program
In May 2022, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, pursuant to which the Company may offer, issue or sell shares of its common stock having an aggregate offering price of up to $21 million from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program"). During the three months ended March 31, 2024, the Company issued and sold a total of 615,363 shares of common stock under the ATM Program for aggregate net sale proceeds of approximately $5.1 million after deducting sales commissions. No sales were made under the ATM Program during the three months ended March 31, 2023.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Private Placement
In March 2024, the Company entered into the March Subscription Agreement with the Purchaser for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants. The Pre-Funded Warrants were classified as a liability at issuance due to the need for the Company to obtain stockholder approval to settle the instruments in shares in an amount exceeding the 19.99% beneficial ownership blocker. See Note 15 - Related Party Transactions for a discussion of the March Offering.
Note 8—Stock-Based Compensation
2012 Plan and 2022 Plan
Pursuant to the Merger Agreement, the Company assumed the Former Elicio Plans and all stock options issued and outstanding under the Former Elicio Plans. Each outstanding and unexercised option to purchase Former Elicio common stock was adjusted with such Company stock options henceforth representing the right to purchase a number of shares of the Company’s common stock based on the Exchange Ratio. Any restriction on the exercise of any Former Elicio stock options assumed by the Company continued in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such Former Elicio stock options otherwise remained unchanged; provided, however, that the Compensation Committee of the Company’s board of directors assumed the responsibility and the authority of Former Elicio’s board of directors or any committee thereof with respect to each Former Elicio stock option assumed by the Company.
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
2021 Plan and Amendment to 2021 Plan
In January 2021, Angion’s board of directors approved the 2021 Plan which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The 2021 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1st by the lesser of 5% of the Company’s common stock outstanding on the immediately preceding December 31st, or such lesser number of shares as determined by the Company’s board of directors. In March 2023, Angion’s board of directors approved an amendment to the 2021 Plan to increase the cumulative number of shares of common stock reserved for issuance thereunder by 30,113 shares.
As of March 31, 2024, 561,501 shares and 170,771 shares remain available for future grants under the 2021 Plan and Former Elicio 2022 Equity Incentive Plan, respectively.
2024 Inducement Incentive Award Plan
In February 2024, the Company’s board of directors approved the Company’s 2024 Inducement Incentive Award Plan (the “2024 Inducement Plan”) which permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. The 2024 Inducement Plan provides for an overall share limit of 500,000 shares of the Company’s common stock. As of March 31, 2024, 351,536 shares remain available for future grants under the 2024 Inducement Plan.
Stock Options

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,305,924	$21.27	7.43	$2,511
Options granted	462,334	4.50
Options exercised	—	0.00
Forfeited (unvested)	(80,836)	15.43
Outstanding as of March 31, 2024	1,687,422	$16.96	6.88	$3,473
Options vested and exercisable	687,204	$33.50	5.33	$895
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 462,334 stock options were granted during the three months ended March 31, 2024. The weighted average grant date fair value per share for the stock option grants during the three months ended March 31, 2024 was $4.50. As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards granted was $3.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.94 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$136	$184
General and administrative	188	40
Total	$324	$224

The fair value of each option is estimated on the date of grant using Black-Scholes with the assumptions noted in the table below. The fair value of an award with only a service condition is amortized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period. The Company has elected to account for forfeitures as they occur, rather than estimating the number of awards that are expected to vest. The risk-free interest rate is estimated using the weighted average rate of return on U.S. Treasury notes with a life that approximates the expected life of the option. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of options granted to non-employees. Expected volatility is based on the weighted average of the historical volatility of a peer group of publicly traded companies, using the daily closing prices during the equivalent period of the calculated expected term of stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available, or until circumstances change, such that the identified entities are no longer comparable companies. The assumed dividend yield is based upon the Company's expectation of not paying dividends in the foreseeable future.
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using Black-Scholes based on the following assumptions.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Options	Three months ended March 31, 2024
Risk-free interest rate	3.8%
Expected dividend yield	0.0%
Expected term in years (employees)	5.50 - 6.08
Expected volatility	79.5% - 79.7%
In March 2021 and June 2022, certain employees of the Company early exercised options to purchase shares of the Company’s common stock. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the condensed consolidated financial statements for the periods ended March 31, 2024 and 2023.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of the Angion's registration statement relating to the initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of March 31, 2024. As of March 31, 2024, 68,958 shares under the ESPP remain available for purchases and no offerings have been authorized.

Note 9—Warrants
In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. Refer to Note 4 for changes in the fair value recognized during the periods reported.
As disclosed in Note 7, in March 2024, the Company entered into the March Subscription Agreement with the Purchaser for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants. For clarity, the Pre-Funded Warrants may not be exercised if, after giving effect or immediately prior to such exercise, the Purchaser, together with its affiliates and any other persons whose beneficial ownership of shares of Company common stock would be aggregated with the Purchaser for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would beneficially own more than 19.99% of the total number of issued and outstanding shares of Company common stock or voting power of the Company following such exercise, unless stockholder approval has been obtained pursuant to rules and regulations of the Nasdaq Stock Market LLC. The Pre-Funded Warrants were classified as a liability at issuance due to the need for the Company to obtain stockholder approval to settle the instruments in shares in an amount exceeding the 19.99% beneficial ownership blocker. Such Pre-Funded Warrants can be exercised at any time and have no expiration date and as such, are not considered in the weighted average life calculation below. See Note 15 - Related Party Transactions for a discussion of the March Offering.
Upon issuance, the fair value of the Pre-Funded Warrants was $6.6 million. The Company recorded the $0.6 million difference between the proceeds and grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss. The fair value of the Pre-Funded Warrants was measured using the Black-Scholes Option Pricing model as of the grant date.

The following table summarizes information regarding common stock warrants outstanding at March 31, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2023	148,764	$54.19	5.5
Issued	1,032,702	0.01
Exercised	—	—
Outstanding at March 31, 2024	1,181,466	$6.83	5.2

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
License Agreements
In January 2016, Former Elicio entered into a license agreement to license certain intellectual property from a university, which agreement has been amended from time to time to license additional intellectual property. The Company is required to pay certain contractual maintenance and milestone payments related to clinical trials and royalties on product sales over the term of the contract, with minimum annual royalty payments commencing in the calendar year after commercialization. The license term for the January 2016 license agreement extends until terminated by either party under certain provisions. No commercialization royalties have been achieved to date.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2024 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.
Note 11—Leases
Operating Leases
In July 2021, the Company signed an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a right-of-use lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the deposit on the Boston Lease and has a deposit in the amount of $0.7 million, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
As part of the Merger Agreement, the Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease through June 30, 2024.
Lease expense for all leases for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.3 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash outflows from operating leases	$379	$312
Weighted-average remaining lease term—operating leases (in years)	5.8	6.2
Weighted-average discount rate—operating leases	7.5%	8.0%
As of March 31, 2024, maturities of lease liabilities were as follows (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Year Ended December 31,	Amounts
2024 (remaining nine months)	$1,048
2025	1,350
2026	1,383
2027	1,425
2028	1,467
Thereafter	1,765
Total	8,438
Less present value discount	(1,766)
Operating lease liabilities	6,672
Less: operating lease liability, current portion	(881)
Operating lease liability, noncurrent portion	$5,791
Note 12 - Notes Payable
In connection with execution of the Merger Agreement, Angion made a bridge loan to Former Elicio pursuant to a note purchase agreement and promissory notes up to an aggregate principal amount of $12.5 million, issued with a 20% original issue discount, with an initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million in exchange for cash of $5.0 million and an additional closing for a principal amount of $6.25 million in exchange for cash of $5.0 million upon delivery by Former Elicio to Angion of Former Elicio’s audited financial statements for the year ended December 31, 2022.
The promissory notes included multiple settlement options depending on the outcome of the Merger. Former Elicio evaluated all the settlement features, included within the promissory note agreement, under FASB ASC Topic 815, Derivatives and Hedging, and determined the settlement features met the definition of a derivative and required bifurcation from the promissory notes. The bifurcated embedded derivative of $0.4 million was recorded as a liability at fair value at the date of issuance based on the probability of occurrence of a triggering event taking place during the term of the promissory notes and was recorded as a discount to the carrying value of the promissory note. During the period ended March 31, 2023, Former Elicio recorded other expense of $0.1 million related to the accretion of the discount of the promissory notes derivative.
Per the terms of the Merger Agreement, upon completion of the Merger, all obligations owed by Former Elicio related to the promissory notes were automatically forgiven and the amount advanced by Angion, along with any accrued and unpaid interest, was credited towards the net cash balance used to calculate the assets and liabilities listed above.
Note 13—Income Taxes
The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2024 or 2023. As of March 31, 2024 and December 31, 2023, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
Note 14—Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per share of common stock after giving consideration to all potentially dilutive shares of common stock, including options to purchase common stock and preferred stock outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential shares of common stock and preferred stock have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.
Basic and diluted net loss per share attributable to common stockholders was calculated at March 31, 2024 and 2023 as follows (in thousands, except share and per share data):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(11,827)	$(8,029)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	10,273,925	324,106
Net loss per share, basic and diluted	$(1.15)	$(24.77)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Convertible preferred stock	—	4,997,920
Shares issuable upon exercise of stock options	687,204	854,076
Shares issuable upon the exercise of warrants	1,181,466	144,914
Unvested common stock	1,030	4,642
Total	1,869,400	6,001,552
Note 15 —Related Party Transactions
Consulting Agreement
The Company paid $0 and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, for consulting services provided by an entity affiliated with the Company’s former interim chief financial officer and former board member.
Private Placement and Subscription Agreement

In March 2024, the Company entered into the March Subscription Agreement with the Purchaser for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants.
The March Offering closed on March 19, 2024 (the “March Offering Closing Date”). Each Pre-Funded Warrant is exercisable at any time on or after the March Offering Closing Date at an exercise price equal to $0.01 per share, subject to adjustments as provided under the terms of the Pre-Funded Warrants, and subject to a post-exercise beneficial ownership limitation of 19.99%, unless stockholder approval is obtained. The gross proceeds to the Company from the March Offering were approximately $6.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K filed March 29, 2024 (the “Form 10-K”). In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
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
Our operations to date have been financed primarily by aggregate net proceeds of $151.7 million from the issuance of convertible preferred stock, convertible notes, and the exercise of stock options and common stock warrants, the private placement of our securities, an at-the-market offering, and proceeds from the Merger. Since inception, we have had significant annual operating losses. Our net loss was $11.8 million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $154.0 million and $11.9 million in cash and cash equivalents.
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
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. We believe that our cash on hand will enable us to fund our operations into the third quarter of calendar year 2024 based on our current plan. This period could be shortened if there are any significant increases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
Our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
We believe that our cash on hand will enable us to fund our operations into the third quarter of calendar year 2024 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.
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
Research and Development Expenses
Our research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:
•personnel costs, which include salaries, benefits and equity-based compensation expense;
•expenses incurred under agreements with consultants and contract organizations that conduct research and development activities on our behalf;
•costs related to sponsored research service agreements;
•costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
•laboratory supplies and equipment used for internal research and development activities.
We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and service providers.
Our research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. Substantially all our research and development costs are incurred on the development of ELI-002 and our preclinical candidates.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including marketing, legal, audit and accounting, and facility-related costs not otherwise included in research and development expenses, and recruiting. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with Nasdaq Stock Market LLC (“Nasdaq”) Marketplace Rules, or the Nasdaq Listing Rules, and Securities and Exchange Commission (“SEC”) requirements, accounting and audit fees, director and officer insurance costs and investor relations costs associated with being a public company.
Other Income (Expense)
For the three months ended March 31, 2024 and 2023, other income and expense consisted primarily of interest income, foreign exchange transaction losses, gain on sale of equipment, interest expense, changes in fair value of the embedded derivative, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$7,559	$5,484	$2,075	38%
General and administrative	2,682	2,321	361	16%
Total operating expenses	10,241	7,805	2,436	31%
Loss from operations	(10,241)	(7,805)	(2,436)	31%
Total other income (expense), net	(1,586)	(224)	(1,362)	608%
Net loss	$(11,827)	$(8,029)	$(3,798)
Research and Development Expenses
Research and development expenses were $7.6 million for the three months ended March 31, 2024, compared to $5.5 million for the three months ended March 31, 2023. The increase of $2.1 million was primarily due to clinical trial expenses as the Company advanced ELI-002 clinical development.
General and Administrative Expenses
General and administrative expenses were $2.7 million for the three months ended March 31, 2024, compared to $2.3 million for the three months ended March 31, 2023. The increase of $0.4 million was primarily due to higher personnel-related costs in support of organizational growth and higher professional fees incurred in connection with operating as a public company.
Other Income (Expense), net

Other income (expense), net for the three months ended March 31, 2024 was expense of $1.6 million compared to expense of $0.2 million for the three months ended March 31, 2023. The increase of $1.4 million was primarily due to the change in fair value associated with the Pre-Funded Warrants, as defined in our condensed consolidated financial statements for the three months ended March 31, 2024.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through March 31, 2024 have been financed primarily by aggregate net proceeds of $151.7 million from the issuance of common stock, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants, the private placement of our securities, an at-the-market offering, and proceeds from the Merger. Since inception, we have had significant operating losses. Our net loss was $11.8 million and $8.0 million for the three months ended March 31, 2024 and three months ended March 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $154.0 million and $11.9 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. The condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. However, there is no assurance that we will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should we be unable to raise this amount of capital our operating plans will be limited to the amount of capital that we can access. We may also consider steps to reduce our operating expenses. There can be no assurances that we will be successful in any of the foregoing.
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in)
Operating activities	$(12,122)	$(8,139)
Investing activities	3	(17)
Financing activities	11,024	10,040
Net increase (decrease) in cash	$(1,095)	$1,884
Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $12.1 million, which consisted of a net loss of $11.8 million and changes in our assets and liabilities of $2.8 million, partially offset by non-cash charges of $2.5 million. The non-cash charges were related to $1.3 million of change in the fair value of warrant liability, $0.6 million loss on the issuance of the Pre-Funded Warrants, $0.3 million of stock-based compensation, $0.2 million amortization of the right of use asset, and $0.1 million of depreciation.

For the three months ended March 31, 2023, net cash used in operating activities was $8.1 million, which consisted of a net loss of $8.0 million and changes in our assets and liabilities of $0.7 million, partially offset by non-cash charges of $0.6 million. The non-cash charges were related to $0.3 million of interest expense related to promissory notes, $0.2 million of stock-based compensation, $0.1 million of depreciation, partially offset by a $0.1 million decrease in the fair value of the embedded derivative associated with the convertible notes.
Investing Activities
For the three months ended March 31, 2024 and 2023, net cash provided by or used in investing activities was immaterial.
Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities was $11.0 million as a result of the issuance of $5.1 million of our common stock under our at-the-market offering program with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, and $6.0 million of our pre-funded warrants in a private placement.
For the three months ended March 31, 2023, net cash provided by financing activities was $10.0 million, consisting primarily of proceeds from the promissory note as a result of the Merger Agreement.
Future Cash Needs and Funding Requirements
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the third quarter of calendar year 2024. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Critical Accounting Policies and Significant Judgements and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2024 compared to those disclosed in the Form 10-K, other than as set forth below with respect to our accounting policy related to pre-funded warrants.
Pre-Funded Warrants
The Pre-Funded Warrants, as defined in our condensed consolidated financial statements for the three months ended March 31, 2024, did not meet the equity classification requirements under ASC 815 - Derivative and Hedging; specifically, the Pre-Funded Warrants do not meet the condition of index to its own stock and because the Pre-Funded Warrants were pre-funded and proceeds were received before exercise, these Pre-Funded Warrants do not meet the definition of a derivative. The Pre-Funded Warrants could not be exercised in an amount that would cause the holder to exceed 19.99% beneficial ownership of our shares unless we obtained stockholder approval pursuant to the rules and regulations of the Nasdaq Stock Market LLC, which limited our ability to issue Company common stock to settle the Pre-Funded Warrants beyond such 19.99% ownership blocker. Consequently, the Pre-Funded Warrants were classified as liabilities and measured at fair value as of the grant date. Subsequent to the grant date, we remeasured the Pre-Funded Warrants at fair value and recognized a loss from change in fair value of Pre-Funded Warrants on the condensed consolidated financial statements during the three months ended March 31, 2024.
Emerging Growth Company and Smaller Reporting Company Status
We are a smaller reporting company and an emerging growth company, as defined under the Jumpstart Our Business Startup (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor's report on internal controls over financial reporting pursuant to Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.
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
Item 4. Controls and Procedures
Definition and Limitations of Disclosure Controls
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of our material weaknesses in our internal control over financial reporting.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
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
The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy; and (iii) insufficient resources to ensure that calculations used in financial reporting are properly reviewed, including earnings per share and weighted average shares outstanding calculations.
We initiated several steps to remediate these material weaknesses, including:
• engaging SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with U.S. GAAP;
• hiring additional finance and accounting personnel to augment accounting staff and to provide more resources for complex accounting matters and financial reporting; and
• strengthening our financial reporting and close relating to incurred expenses by ensuring our data capture procedures are clearly defined and that responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation.
Although we have initiated efforts to remediate these material weaknesses, the material weaknesses have not been fully remediated as of March 31, 2024 and continue to be disclosed as material weaknesses in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2024. Our remediation efforts are intended to address the identified material weaknesses. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors, described in the Form 10-K as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. There have been no material changes in our risk factors from those described in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	Subscription Agreement, dated as of March 18, 2024, by and between Elicio Therapeutics, Inc. and GKCC, LLC.	8-K	3/18/2024	10.1
10.2	Form of Pre-Funded Warrant	8-K	3/18/2024	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	May 15, 2024		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

ELICIO THERAPEUTICS, INC.

		By:	/s/ BRIAN PIEKOS
Date:	May 15, 2024		Brian Piekos Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)