Form 10-Q
period 2024-06-30
Elicio Therapeutics, Inc.
filed 2024-08-13
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-39990
Elicio Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 D Street, 5th Floor Boston, Massachusetts	02210
(Address of Principal Executive Offices)	(Zip Code)
(857) 209-0050
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	ELTX	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 9, 2024 was 10,774,574.

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
•our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
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
•our projected financial performance;
•our anticipated use of proceeds from any financing activities;

•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements; and
•the impact of laws and regulations.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, as amended, and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$3,425	$12,894
Restricted cash, current	396	722
Prepaid expenses and other current assets	2,868	2,732
Total current assets	6,689	16,348
Property and equipment, net	597	717
Operating lease, right-of-use assets	6,142	6,563
Restricted cash, noncurrent	690	685
Other long-term prepaid assets	1,632	2,833
Total assets	$15,750	$27,146
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,055	$4,369
Accrued expenses	5,321	3,757
Deferred research obligation	350	694
Operating lease liability, current	854	910
Unvested option exercise liability, current	5	25
Total current liabilities	7,585	9,755
Warrant liability	4,252	11
Operating lease liability, noncurrent	5,565	6,007
Total liabilities	17,402	15,773
Commitments and contingencies - Note 10
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 10,273,328 shares and 9,618,178 shares issued at June 30, 2024 and December 31, 2023, respectively; 10,258,873 and 9,603,723 outstanding as of June 30, 2024 and December 31, 2023, respectively	103	96
Treasury stock, at cost, 14,455 shares outstanding as of June 30, 2024 and December 31, 2023	(150)	(150)
Additional paid-in capital	159,892	153,827
Accumulated other comprehensive loss	(238)	(197)
Accumulated deficit	(161,259)	(142,203)
Total stockholders' (deficit) equity	(1,652)	11,373
Total liabilities and stockholders' (deficit) equity	$15,750	$27,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$8,180	$4,944	$15,739	$10,428
General and administrative	2,744	2,833	5,426	5,154
Total operating expenses	10,924	7,777	21,165	15,582
Loss from operations	(10,924)	(7,777)	(21,165)	(15,582)
Other income (expense)
Change in fair value of warrant liability	3,616	(23)	2,338	(23)
Loss on issuance of pre-funded warrants	—	—	(578)	—
Change in fair value of embedded derivatives	—	321	—	429
Gain on extinguishment of promissory notes payable	—	604	—	604
Gain on sale of equipment	—	—	3	—
Foreign exchange transaction (loss) gain	(9)	(9)	144	(9)
Interest income	137	39	287	51
Interest expense	(49)	(714)	(85)	(1,056)
Total other income (expense), net	3,695	218	2,109	(4)
Net loss	(7,229)	(7,559)	(19,056)	(15,586)
Other comprehensive gain (loss):
Foreign currency translation adjustment	32	(2)	(41)	(2)
Comprehensive loss	$(7,197)	$(7,561)	$(19,097)	$(15,588)
Net loss per common share, basic and diluted (1)	$(0.64)	$(2.61)	$(1.77)	$(9.65)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted (1)	11,284,853	2,893,244	10,779,389	1,615,772
(1) As described in Note 2 to these Condensed Consolidated Financial Statements, the Company has revised the net loss per common share and weighted average common shares outstanding for 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	9,603,723	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from At-the-Market offering, net of issuance costs of $103	—	—	615,363	6	—	—	5,056	—	—	5,062
Issuance of common stock upon settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	324	—	—	324
Foreign currency translation adjustment	—	—	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	—	—	(11,827)	(11,827)
Balance as of March 31, 2024	—	$—	10,219,989	$102	(14,455)	$(150)	$159,218	$(270)	$(154,030)	$4,870
Exercise of stock options	—	—	3,391	—	—	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units	—	—	677	—	—	—	9	—	—	9
Issuance of common stock from At-the-Market offering, net of issuance costs of $6	—	—	34,816	1	—	—	302	—	—	303
Stock-based compensation	—	—	—	—	—	—	350	—	—	350
Foreign currency translation adjustment	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(7,229)	(7,229)
Balance as of June 30, 2024	—	$—	10,258,873	$103	(14,455)	$(150)	$159,892	$(238)	$(161,259)	$(1,652)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022 (1)	4,997,920	$111,060	320,281	$3	—	$—	$4,860	$—	$(107,008)	$(102,145)
Exercise of stock options	—	—	4,699	—	—	—	40	—	—	40
Issuance of common stock upon settlement of restricted stock units	—	—	2,601	—	—	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	(8,029)	(8,029)
Balance as of March 31, 2023	4,997,920	111,060	327,581	3	—	—	5,158	—	(115,037)	(109,876)
Exercise of stock options	—	—	4,460	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Conversion of preferred stock	(4,997,920)	(111,060)	4,997,920	50	—	—	111,010	—	—	111,060
Issuance of common stock to Angion stockholders as result of Merger and reset to par of $0.01, net of transaction cost of $2.4 million	—	—	3,012,854	30	—	—	19,709	—	—	19,739
Settlement of promissory notes in connection with the Merger	—	—	—	—	—	—	10,028	—	—	10,028
Issuance of common stock upon accelerated vesting of restricted stock units due to Merger, net of treasury stock	—	—	26,550	1	—	—	26	—	—	27
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	(14,455)	(150)	—	—	—	(150)
Stock-based compensation	—	—	—	—	—	—	279	—	—	279
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(7,559)	(7,559)
Balance as of June 30, 2023	—	$—	8,370,268	$84	(14,455)	$(150)	$146,221	$(2)	$(122,596)	$23,557
(1) Retroactively restated for the reverse recapitalization as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(19,056)	$(15,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	214
Amortization of right-of-use assets, operating leases	421	397
Non-cash interest expense	—	1,061
Change in fair value of embedded derivative	—	(429)
Change in fair value of warrant liability	(2,338)	23
Stock-based compensation expense	674	503
Gain on extinguishment of promissory note payable	—	(604)
Loss on issuance of warrants	578	—
(Gain) Loss on disposal of property and equipment, net	(3)	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(136)	(1,083)
Other long-term prepaid assets	1,201	(8)
Accounts payable	(3,314)	(79)
Accrued expenses and other current liabilities	1,603	(251)
Deferred research obligation	(344)	(1,436)
Operating lease liabilities	(498)	(337)
Net cash used in operating activities	(21,050)	(17,614)
Cash flows from investing activities
Purchases of property and equipment	(42)	(21)
Proceeds from sale of property and equipment	3	34
Net cash (used in) provided by investing activities	(39)	13
Cash flows from financing activities
Cash acquired in connection with the reverse merger	—	24,001
Merger transaction costs	—	(2,366)
Proceeds from issuance of promissory notes payable	—	10,000
Proceeds from issuance of common stock warrants	5,962	—
Proceeds from issuance of common stock	5,365	—
Payment for purchase of treasury stock	—	(150)
Exercise of stock options	13	67
Net cash provided by financing activities	11,340	31,552
Effect of foreign currency on cash	(41)	(2)
Net (decrease) increase in cash and cash equivalents	(9,790)	13,949
Cash, cash equivalents and restricted cash at the beginning of the period	14,301	8,414
Cash, cash equivalents and restricted cash at the end of the period	$4,511	$22,363

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,425	$21,682
Restricted cash	1,086	681
Total cash, cash equivalents and restricted cash	$4,511	$22,363

Supplemental disclosure of noncash investing and financing activities:
Fair value at issuance of March Pre-Funded Warrants	$6,579	$—
Accretion of promissory note discount from embedded derivative	$—	$130
Accretion of promissory note to face value	$—	$897
Non-cash vesting of restricted common stock	$20	$45
Settlement of promissory notes payable	$—	$10,028
Interest expense from convertible notes payable	$—	$34
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
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of June 30, 2024, the Company had an accumulated deficit of $161.3 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of June 30, 2024, the Company had $3.4 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting, consistent in all

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

material respects with those applied in the Company’s audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K filed March 29, 2024, as amended (the “Form 10-K”). Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). This report should be read in conjunction with the audited consolidated financial statements in the Form 10-K.
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
The Company’s significant accounting policies are described in Note 2 to its consolidated financial statements for the year ended December 31, 2023, included in the Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024.
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
Financial Statement Correction
In the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, the Company incorrectly included the Weighted Average Shares Outstanding (“WASO”) number from the calculation for diluted Earnings Per Share (“EPS”) in its basic EPS calculation. This resulted in an overstatement of WASO and corresponding understatement of EPS. The Company evaluated this error during the period ended December 31, 2023, when it was first discovered to determine the materiality and if it would require a restatement. Based on the Company’s analysis, the error was not material enough to warrant a restatement and will be corrected on a prospective basis in future periods. This has been corrected in the reported amounts disclosed in the financial statements for the three and six months ended June 30, 2024.
The following table presents the effect of the correction on the Company’s previously reported financial statements.

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Net loss per common share, basic and diluted
Prior to revision	(2.44)	(9.06)
Revision	(0.17)	(0.59)
As revised	$(2.61)	$(9.65)
Weighted average common shares outstanding, basic and diluted
Prior to revision	3,100,957	1,720,202
Revision	(207,713)	(104,430)
As revised	2,893,244	1,615,772

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Use of Estimates
The Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates reflected in these condensed consolidated financial statements include but are not limited to, the accrual of research and development expenses, the valuation of stock-based awards, the operating lease right-of-use assets and operating lease liability, and forecasts utilized in management’s going concern assessment.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of June 30, 2024 and December 31, 2023, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
The carrying amounts of financial instruments reflected in the condensed consolidated balance sheets for cash and cash equivalents, current and non-current restricted cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term maturity of those financial assets and liabilities.
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

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, and right-of-use asset, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and six months ended June 30, 2024 and 2023, no impairments have occurred.
Derivative Financial Instruments
The Company’s promissory notes included embedded derivatives requiring bifurcation in accordance with ASC 815, Derivatives and Hedging. The valuation of the instruments was determined using widely accepted valuation techniques including the probability weighted expected return model. The fair value was determined using a model with the assumptions for equity value proceeds, probability of occurrence of various liquidation scenarios, timeline to liquidity and risk-free interest rate. The fair value of the derivative instruments was measured at each reporting period prior to settlement on June 1, 2023, with changes in fair value reported in earnings (loss).
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
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. As of June 30, 2024, there were no accruals for interest or penalties related to uncertain tax provisions.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Prior to the Merger, there was no public market for Former Elicio’s common stock. The estimated fair value of the Company’s common stock underlying Former Elicio’s stock-based awards was determined by Former Elicio’s board of directors as of the grant date of each option grant. To determine the fair value of Former Elicio’s common stock underlying option grants, Former Elicio’s board of directors considered, among other things, input from management and valuations of Former Elicio's common stock prepared by third-party valuation firms performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Merger, the fair value of the Company’s common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Market.
Net Loss Per Share
Basic net loss per share of Company common stock is computed by dividing net loss attributable to Company common stockholders by the weighted average number of shares of Company common stock and pre-funded warrants outstanding for the period. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrants. Diluted net loss per share excludes the potential impact of Company common stock options, warrants and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per common share are the same.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
In connection with the execution of the Merger Agreement, Angion made a bridge loan to Former Elicio pursuant to a note purchase agreement and promissory notes up to an aggregate principal amount of $12.5 million, issued with a 20% original issue discount, with an initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million in exchange for cash of $5.0 million and an additional closing for a principal amount of $6.25 million in exchange for cash of $5.0 million upon delivery by Former Elicio to Angion of Former Elicio’s audited financial statements for the year ended December 31, 2022 (the “Bridge Loan”).
As part of the recapitalization, the Company obtained the assets and liabilities listed below (in thousands):

Cash and cash equivalents	$24,001
Other current assets	540
Promissory notes, net	10,027
Accrued liabilities	(2,438)
Net assets acquired	$32,130

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

Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$1,162	$—	$—	$1,162
Total assets	$1,162	$—	$—	$1,162

Warrant liability	$—	$4,245	$7	$4,252
Total liabilities	$—	$4,245	$7	$4,252

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,973	$—	$—	$5,973
Total assets	$5,973	$—	$—	$5,973

Warrant liability	$—	$—	$11	$11
Total liabilities	$—	$—	$11	$11
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at June 30, 2024 and December 31, 2023 were held in U.S. Treasury securities.
There were no transfers made among the three levels in the fair value hierarchy during the periods presented.
As part of the Merger transaction, Former Elicio assumed Angion’s warrant liabilities. The fair value of the assumed Angion warrants was classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	June 30, 2024	June 30, 2023
Balance, beginning of the period	$11	$—
Existing Angion warrant liability	—	9
Change in fair value	(4)	23
Balance, end of the period	$7	$32
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
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, LLC (the “Purchaser”), an entity controlled by a director of the Company, providing for the issuance and sale by the Company to the Purchaser of pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,032,702 shares of the Company’s common stock, at a purchase price per Pre-Funded Warrant of $5.81 (the “March Offering”). The Company identified these warrants as liabilities and measured them at fair value on March 19, 2024, and subsequently remeasures the fair value of these warrant liabilities on a quarterly basis. The Company is able to calculate the fair value measurement based on directly observable inputs for the asset from active markets, therefore these warrants are classified as Level 2.
The Company records the change in the fair value of common stock warrants in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The fair value of the common stock warrant liability, excluding the Pre-Funded Warrants, was estimated using the following assumptions:

	June 30, 2024	December 31, 2023
Weighted average strike price	$76.00	$76.00
Contractual term (years)	4.2	4.7
Volatility (annual)	121.9%	94.0%
Risk-free rate	4.3%	3.9%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development contract services	$1,699	$1,883
Advanced professional fees	180	300
Prepaid insurance	647	376
Miscellaneous receivables	87	—
Other prepaid expenses and other current assets	255	173
Total prepaid and other current assets	$2,868	$2,732
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$1,616	$1,574
Furniture and fixtures	242	242
Leasehold improvements	132	132
Total property and equipment	1,990	1,948
Less: accumulated depreciation	(1,393)	(1,231)
Property and equipment, net	$597	$717
Depreciation expense was immaterial for the three and six months ended June 30, 2024 and 2023.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $1.6 million and $2.8 million as of June 30, 2024 and December 31, 2023, respectively.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued professional fees	$812	$945
Accrued compensation and benefits	1,110	1,849
Accrued research and development	2,379	912
Advanced payment of July Pre-Funded Warrants	1,000	—
Other accrued expenses	20	51
Total accrued expenses	$5,321	$3,757

Note 6 — Research Grant
In September 2022, Former Elicio entered into a grant agreement with the Gastro-Intestinal (“GI”) Research Foundation, a not-for-profit organization focused on supporting research to treat, cure, and prevent digestive diseases. Of the $2.8 million award, $2.3 million was received in September 2022 and the remaining $0.5 million was received in June 2023 with the completion of the development efforts as defined in the grant agreement. The final $0.5 million payment was applied as a credit to the second grant agreement described below. For the three and six months ended June 30, 2023, the Company incurred $0.5 million in research and development expenses related to this project.
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit, described above. The grant funds available as of June 30, 2024 were $0.4 million, which are reflected in restricted cash in the accompanying consolidated balance sheets. The deferred research obligation as of June 30, 2024 was $0.4 million which was reflected in the deferred research obligation in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2024, the Company incurred $0.8 million and $2.2 million, respectively, in research and development expenses related to this project, of which $0.1 million and $0.3 million was reimbursed, respectively.
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
Conversion of Convertible Preferred Stock
On June 1, 2023, Former Elicio completed the Merger with Angion in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Elicio’s convertible preferred stock was converted into a share of Former Elicio’s common stock. At the closing of the Merger, the Company issued an aggregate of 5,375,751 shares of its common stock to Former Elicio stockholders, based on the Exchange Ratio. No shares of convertible preferred stock were issued during the six months ended June 30, 2024 or 2023.

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
At-The-Market Equity Programs
In May 2022, the Company filed a registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, pursuant to which the Company may offer, issue or sell shares of its common stock having an aggregate offering price of up to $21 million from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement and related prospectus filed with the Prior Shelf Registration Statement (the “2022 ATM Program"). During the six months ended June 30, 2024, the Company issued and sold a total of 650,179 shares of common stock under the 2022 ATM Program for aggregate net sale proceeds of approximately $5.4 million after deducting sales commissions. No sales were made under the 2022 ATM Program during the six months ended June 30, 2023.
In May 2024, the 2022 ATM Program was terminated by the Company. In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, as agent, to provide for the issuance and sale of up to $40 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). No sales were made under the 2024 ATM Program during the six months ended June 30, 2024.

Private Placement

In March 2024, the Company entered into the March Subscription Agreement with the Purchaser, an entity controlled by a director of the Company, for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants. The Pre-Funded Warrants were classified as a liability at issuance due to the need for the Company to obtain stockholder approval to settle the instruments in shares in an amount exceeding the 19.99% beneficial ownership blocker. See Note 15 - Related Party Transactions for a discussion of the March Offering.
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
As of June 30, 2024, 566,772 shares and 174,289 shares remain available for future grants under the 2021 Plan and Former Elicio 2022 Equity Incentive Plan, respectively.
2024 Inducement Incentive Award Plan
In February 2024, the Company’s board of directors approved the Company’s 2024 Inducement Incentive Award Plan (the “2024 Inducement Plan”) which permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market. The 2024 Inducement Plan provides for an overall share limit of 500,000 shares of the Company’s common stock. As of June 30, 2024, 346,136 shares remain available for future grants under the 2024 Inducement Plan.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,305,924	$21.27	7.43	$2,511
Options granted	471,934	4.57
Options exercised	(3,391)	3.86
Forfeited (unvested)	(95,422)	13.77
Outstanding as of June 30, 2024	1,679,045	$17.05	6.75	$131
Options vested and exercisable	755,185	$31.08	5.15	$124
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 471,934 stock options were granted during the six months ended June 30, 2024. The weighted average grant date fair value per share for the stock option grants during the six months ended June 30, 2024 was $4.57. As of June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards granted was $3.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.71 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$140	$229	$276	$412
General and administrative	210	50	398	91
Total	$350	$279	$674	$503

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

Options	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3%	3.7%	3.8% - 4.3%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years (employees)	6.08	6.00	5.50 - 6.08	6.00
Expected volatility	79.6%	71.9% - 72.5%	79.5% - 79.7%	71.9% - 72.5%
In March 2021 and June 2022, certain employees of the Company early exercised options to purchase shares of the Company’s common stock. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the condensed consolidated financial statements for the periods ended June 30, 2024 and 2023.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to the initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of June 30, 2024. As of June 30, 2024, 68,958 shares under the ESPP remain available for purchases and no offerings have been authorized.

Note 9—Warrants
In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. Refer to Note 4 for changes in the fair value recognized during the periods reported.
As disclosed in Note 4, in March 2024, the Company entered into the March Subscription Agreement with the Purchaser, an entity controlled by a director of the Company, for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants.
Upon issuance, the fair value of the Pre-Funded Warrants was $6.6 million. The Company recorded the $0.6 million difference between the proceeds and grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss. The fair value of the Pre-Funded Warrants was measured using the Black-Scholes Option Pricing model as of the grant date. For the three and six months ended June 30, 2024,

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

the Company recognized a gain of $3.6 million and $2.3 million, respectively in fair value remeasurement of the Pre-Funded Warrants.

The following table summarizes information regarding common stock warrants outstanding at June 30, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2023	148,764	$54.19	5.5
Issued	1,032,702	0.01
Exercised	—	—
Outstanding at June 30, 2024	1,181,466	$6.83	5.0

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
Note 11—Leases
Operating Leases
In July 2021, the Company signed an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a right-of-use lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the deposit on the Boston Lease and has a deposit in the amount of $0.7 million, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
As part of the Merger Agreement, the Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease that expired on June 30, 2024.
Lease expense for all leases for the three and six months ended June 30, 2024 was $0.4 million and $0.8 million, respectively. Lease expense for all leases for the three and six months ended June 30, 2023 was $0.3 million and $0.7 million, respectively.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash outflows from operating leases	$765	$743
Weighted-average remaining lease term—operating leases (in years)	5.58	6.44
Weighted-average discount rate—operating leases	8.0%	7.9%
As of June 30, 2024, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2024 (remaining six months)	$661
2025	1,350
2026	1,383
2027	1,425
2028	1,467
Thereafter	1,765
Total	8,051
Less present value discount	(1,632)
Operating lease liabilities	6,419
Less: operating lease liability, current portion	(854)
Operating lease liability, noncurrent portion	$5,565
Note 12 - Notes Payable
In connection with execution of the Merger Agreement, Angion made the Bridge Loan to Former Elicio pursuant to a note purchase agreement and promissory notes up to an aggregate principal amount of $12.5 million, issued with a 20% original issue discount, with an initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million in exchange for cash of $5.0 million and an additional closing for a principal amount of $6.25 million in exchange for cash of $5.0 million upon delivery by Former Elicio to Angion of Former Elicio’s audited financial statements for the year ended December 31, 2022.
The promissory notes included multiple settlement options depending on the outcome of the Merger. Former Elicio evaluated all the settlement features, included within the promissory note agreement, under FASB ASC Topic 815, Derivatives and Hedging, and determined the settlement features met the definition of a derivative and required bifurcation from the promissory notes. The bifurcated embedded derivative of $0.4 million was recorded as a liability at fair value at the date of issuance based on the probability of occurrence of a triggering event taking place during the term of the promissory notes and was recorded as a discount to the carrying value of the promissory note. During the period ended June 30, 2023, Former Elicio recorded other expense of $0.1 million related to the accretion of the discount of the promissory notes derivative.
Per the terms of the Merger Agreement, upon completion of the Merger, all obligations owed by Former Elicio related to the promissory notes were automatically forgiven and the amount advanced by Angion, along with any accrued and unpaid interest, was credited towards the net cash balance used to calculate the assets and liabilities listed above.
Note 13—Income Taxes
The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2024 or 2023. As of June 30, 2024 and December 31, 2023, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
Note 14—Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration for potentially

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

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
Basic and diluted net loss per share attributable to common stockholders was calculated for the periods ended June 30, 2024 and 2023 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(7,229)	$(7,559)	$(19,056)	$(15,586)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	11,284,853	2,893,244	10,779,389	1,615,772
Net loss per share, basic and diluted	$(0.64)	$(2.61)	$(1.77)	$(9.65)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Shares issuable upon exercise of stock options	755,185	1,285,257
Shares issuable upon the exercise of warrants	148,764	148,764
Unvested common stock	348	—
Total	904,297	1,434,021
Note 15 —Related Party Transactions
Consulting Agreement
The Company paid $0 for both the three and six months ended June 30, 2024, and $0.3 million and $0.7 million for the three and six months ended June 30, 2023, respectively, for consulting services provided by an entity affiliated with the Company’s former interim chief financial officer and former board member.
Private Placement and Subscription Agreement
In March 2024, the Company entered into the March Subscription Agreement with the Purchaser, an entity controlled by a director of the Company, for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants.
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
Public Offering
Following the Public Offering described in Note 16 “Subsequent Events” below, Yekaterina Chudnovsky, a member of the Company’s board of directors, and Jay Venkatesan, a member of the Company’s board of directors, and trusts affiliated with Jay Venkatesan, purchased 1,600,000 July Pre-Funded Warrants and July Common Warrants and 200,000 July Pre-Funded Warrants and July Common Warrants, respectively, with such July Pre-Funded Warrants and July Common Warrants subject to the terms and conditions of the July Pre-Funded Warrants and July Common Warrants, as further detailed in Note 16 below.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 16 —Subsequent Events
July Public Offering

On July 1, 2024, the Company closed its underwritten public offering (the “Public Offering”) consisting of (i) 500,000 shares of the Company’s common stock, par value $0.01 per share (the “July Shares”) and (ii) 1,800,000 pre-funded warrants exercisable for shares of common stock (the “July Pre-Funded Warrants”), together with common warrants (the “July Common Warrants”) to purchase up to 2,300,000 shares of common stock. Each July Share and accompanying July Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July Common Warrant, and each July Pre-Funded Warrant and accompanying July Common Warrant were sold together at a combined offering price of $4.99 per July Pre-Funded Warrant and accompanying July Common Warrant, which represented the combined purchase price per July Pre-Funded Warrant and accompanying July Common Warrant less the $0.01 per share exercise price for each such July Pre-Funded Warrant.

The July Common Warrants have an exercise price of $5.00 per share, were immediately exercisable and will expire five years from the issuance date. The net proceeds from the Public Offering were approximately $10.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company does not intend to list the July Common Warrants and July Pre-Funded Warrants on The Nasdaq Global Market or any other nationally recognized securities exchange or trading system.

Senior Secured Convertible Note Financing

In August 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC, LLC, an entity controlled by a member of the Company’s board of directors (the “Purchaser”), pursuant to which the Company issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Note Financing”). Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note will mature on February 15, 2026. Interest on the Convertible Note will accrue and will be payable quarterly in cash on the principal amount equal to 3% per annum, with the initial interest payment date to be June 30, 2025. The Convertible Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (i) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The Convertible Note will be convertible into shares of the Company’s common stock, in whole or in part, at the option of the Purchaser at any time, based on an initial conversion price of $5.81 (the “Conversion Price”) per share of common stock, subject to adjustments and satisfaction of certain conversion conditions; provided that the Company will not effect any conversion of the Convertible Note and the Purchaser will not have any right to convert any portion of the Convertible Note until the Company’s stockholders have provided all approvals as may be required by the applicable rules and regulations of The Nasdaq Stock Market, LLC (“Stockholder Approval”). If at any time from and after the date of the Securities Purchase Agreement and for so long as certain conversion conditions are satisfied, the closing price of the common stock on Nasdaq equals or exceeds 135% of the Conversion Price for 20 trading days in a 30 trading day period, then the Company has the right to require the Purchaser to convert all or any portion of the Convertible Note, including any accrued but unpaid interest into shares of common stock, as further described in the Convertible Note; provided that the Company will not effect any such conversion of the Convertible Note until the Company obtains Stockholder Approval. The Convertible Note contains customary terms and covenants and customary events of default. The Company granted the Purchaser certain customary registration rights with respect to the shares of common stock issuable upon conversion of the Convertible Note.

The Company received net proceeds of approximately $19.7 million from the Note Financing, after deducting offering expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K filed March 29, 2024, as amended (the “Form 10-K”). In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Quarterly Report on Form 10-Q titled “Risk Factors” and the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
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
Our operations to date have been financed primarily by aggregate net proceeds of $152.0 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants, the private placement of our securities, an at-the-market offering, and proceeds from the Merger. Since inception, we have had significant annual operating losses. Our net loss was $7.2 million and $19.1 million for the three and six months ended June 30, 2024, respectively, and $7.6 million and $15.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $161.3 million and $3.4 million in cash and cash equivalents.
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
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the second quarter of calendar year 2025 based on our current plan. This period could be shortened if there are any significant increases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the second quarter of calendar year 2025 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.
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

Other Income (Expense)
For the three and six months ended June 30, 2024 and 2023, other income and expense consisted primarily of interest income, foreign exchange transaction gains and losses, gain on sale of equipment, interest expense, changes in fair value of the embedded derivative, gain on extinguishment of the promissory note payable, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$8,180	$4,944	$3,236	65%
General and administrative	2,744	2,833	(89)	(3)%
Total operating expenses	10,924	7,777	3,147	40%
Loss from operations	(10,924)	(7,777)	(3,147)	40%
Total other income (expense), net	3,695	218	3,477	1595%
Net loss	$(7,229)	$(7,559)	$330
Research and Development Expenses
Research and development expenses were $8.2 million for the three months ended June 30, 2024, compared to $4.9 million for the three months ended June 30, 2023. The increase of $3.2 million was primarily due to clinical trial expenses as the Company advanced ELI-002 clinical development.
General and Administrative Expenses
General and administrative expenses were $2.7 million for the three months ended June 30, 2024, compared to $2.8 million for the three months ended June 30, 2023. The consistent year-over-year cost was primarily due to the Company managing personnel-related costs and professional fees in connection with operating as a public company.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2024 was expense of $3.7 million compared to expense of $0.2 million for the three months ended June 30, 2023. The increase of $3.5 million was primarily due to the change in fair value associated with the Pre-Funded Warrants, as defined in our condensed consolidated financial statements for the three and six months ended June 30, 2024.
Results of Operations
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

Operating expenses:
Research and development	$15,739	$10,428	$5,311	51%
General and administrative	5,426	5,154	272	5%
Total operating expenses	21,165	15,582	5,583	36%
Loss from operations	(21,165)	(15,582)	(5,583)	36%
Other income (expense), net	2,109	(4)	2,113	(52825)%
Net loss	$(19,056)	$(15,586)	$(3,470)

Research and Development Expenses
Research and development expenses were $15.7 million for the six months ended June 30, 2024, compared to $10.4 million for the six months ended June 30, 2023. The increase of $5.3 million was primarily due to an increase in external costs associated with ELI-002 manufacturing and clinical trials.

General and Administrative Expenses
General and administrative expenses were $5.4 million for the six months ended June 30, 2024, compared to $5.2 million for the six months ended June 30, 2023. The increase of $0.3 million was primarily due to higher personnel-related costs in connection with operating as a public company.

Other Income (Expense)
Other expense for the six months ended June 30, 2024 was income of $2.1 million compared to expense of $0.0 million for the six months ended June 30, 2023. The increase of $2.1 million was primarily due to the change in fair value associated with the Pre-Funded Warrants.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through June 30, 2024 have been financed primarily by aggregate net proceeds of $152.0 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants, the private placement of our securities, an at-the-market offering, and proceeds from the Merger. Since inception, we have had significant operating losses. Our net loss was $19.1 million and $15.6 million for the six months ended June 30, 2024 and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $161.3 million and $3.4 million in cash and cash equivalents. Cash and cash equivalents as of June 30, 2024 did not include $9.9 million of net proceeds from the public offering that was received on July 1, 2024 or $19.7 million of net proceeds from the convertible note financing that was received on August 12, 2024. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. The condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. However, there is no assurance that we will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should we be unable to raise this amount of capital our operating plans will be limited to the amount of capital that we can access. We may also consider steps to reduce our operating expenses. There can be no assurances that we will be successful in any of the foregoing.
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in)
Operating activities	$(21,050)	$(17,614)
Investing activities	(39)	13
Financing activities	11,340	31,552
Effect of foreign currency on cash	(41)	(2)
Net (decrease) increase in cash	$(9,790)	$13,949
Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities was $21.1 million, which consisted of a net loss of $19.1 million, changes in our assets and liabilities of $1.5 million, and non-cash charges of $0.5 million. The non-cash charges were related to $2.3 million of change in the fair value of warrant liability offset by $0.7 million of stock-based compensation, $0.6 million loss on the issuance of the Pre-Funded Warrants, $0.4 million amortization of the right of use asset, and $0.2 million of depreciation.
For the six months ended June 30, 2023, net cash used in operating activities was $17.6 million, which consisted of a net loss of $15.6 million and changes in our assets and liabilities of $3.2 million which was partially offset by non-cash charges of $1.2 million. The non-cash charges were related to $1.1 million of interest expense related to promissory notes, $0.5 million of stock-based compensation, $0.4 million decrease in the right of use asset, $0.2 million of depreciation, partially offset by a $0.6 million of gain on the settlement of the promissory note payable and $0.4 million decrease in the fair value of the embedded derivative associated with the convertible note.
Investing Activities
For the six months ended June 30, 2024 and 2023, net cash provided by or used in investing activities was immaterial.
Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities was $11.3 million as a result of the issuance of $5.4 million of our common stock under the 2022 ATM program and $6.0 million of our pre-funded warrants in a private placement.

For the six months ended June 30, 2023, net cash provided by financing activities was $31.6 million, primarily as a result of the Merger Agreement.
Future Cash Needs and Funding Requirements
Based on our current operating plan, as of the filing date of this Quarterly Report on Form 10-Q, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the second quarter of calendar year 2025. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Until such time as we can generate significant revenue from sales of product candidates, if ever, we expect to finance our operations through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2024 compared to those disclosed in the Form 10-K, other than as set forth in Footnotes 4 and 9, with respect to our accounting policy related to pre-funded warrants.
Pre-Funded Warrants
The Pre-Funded Warrants, as defined in our condensed consolidated financial statements for the six months ended June 30, 2024, did not meet the equity classification requirements under ASC 815, Derivative and Hedging; specifically, the Pre-Funded Warrants do not meet the condition of index to its own stock and because the Pre-Funded Warrants were pre-funded and proceeds were received before exercise, these Pre-Funded Warrants do not meet the definition of a derivative. The Pre-Funded Warrants could not be exercised in an amount that would cause the holder to exceed 19.99% beneficial ownership of our shares unless we obtained stockholder approval pursuant to the rules and regulations of the Nasdaq Stock Market LLC, which limited our ability to issue common stock to settle the Pre-Funded Warrants beyond such 19.99% ownership blocker. Consequently, the Pre-Funded Warrants were classified as liabilities and measured at fair value as of the grant date. Subsequent to the grant date, we remeasured the Pre-Funded Warrants at fair value and recognized a gain from change in fair value of the Pre-Funded Warrants on the condensed consolidated financial statements during the six months ended June 30, 2024.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
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
Although we have initiated efforts to remediate these material weaknesses, the material weaknesses have not been fully remediated as of June 30, 2024 and continue to be disclosed as material weaknesses in this Quarterly Report on Form 10-Q for the six month period ended June 30, 2024. Our remediation efforts are intended to address the identified material weaknesses. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities or otherwise. Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. The outcome of any future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to us, including any costs associated with the indemnification of directors and officers.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors, described in the Form 10-K as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K other than the updates to the risk factors set forth below.

Our largest stockholder has significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

GKCC, LLC (“GKCC”), an entity controlled by a member of our board of directors, beneficially owns 19.99% of our outstanding common stock. Additionally, GKCC holds pre-funded warrants to purchase approximately 4.0 million shares of common stock and a convertible note that is convertible into approximately 3.0 million shares of common stock, neither of which are currently convertible into shares of common stock due to a 19.99% beneficial ownership limitation. Although we are not a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Stock Market LLC, GKCC is able to significantly influence our decisions. Furthermore, should the convertible securities held by GKCC no longer be subject to the 19.99% beneficial ownership limitation and should they be converted into shares of our common stock, GKCC could own an even greater percentage of our outstanding common stock. Additionally, GKCC’s interests may not align with the interests of our other stockholders. GKCC may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. GKCC may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

The terms of our convertible note arrangement with GKCC, an entity controlled by a member of our board of directors, places certain restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On August 12, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we issued a 3.0% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Note Financing”). The purchaser of the Convertible Note was GKCC (the “Purchaser”). If we raise any additional debt through a financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of the proceeds of such additional debt financing, as well as prohibitions on our ability to incur further debt financing, create liens, pay dividends, redeem capital stock or make investments.

If we default under the terms of the Convertible Note beyond the applicable grace period, if any, the Purchaser may declare all amounts outstanding under the Convertible Note to be immediately due and payable. If we are unable to repay the amounts due under the Convertible Note upon the Purchaser’s declaration, the Purchaser could proceed against the collateral granted to it to secure the obligations under the Securities Purchase Agreement (including, but not limited to taking control of our pledged assets and foreclosing on other collateral, including those of our subsidiaries, Elicio Operating Company, Inc. and Elicio Securities Corp.). The enforcement by the Purchaser upon its declaration to accelerate the obligations under the Convertible Note, as mentioned above, could adversely affect our operations. Further, if we are liquidated, the Purchaser’s right to repayment, as well as the right to repayment of other lenders under any additional debt financing, would be senior to the rights of the holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1	Capital on DemandTM Sales Agreement, dated as of June 3, 2024, by and between Elicio Therapeutics, Inc. and JonesTrading Institutional Services LLC	S-3	6/03/2024	1.3
4.1	Form of Common Warrant.	8-K	6/28/2024	4.1
4.2	Form of Pre-Funded Warrant.	8-K	6/28/2024	4.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	August 13, 2024		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

ELICIO THERAPEUTICS, INC.

		By:	/s/ BRIAN PIEKOS
Date:	August 13, 2024		Brian Piekos Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)