Form 10-Q
period 2024-09-30
Elicio Therapeutics, Inc.
filed 2024-11-13
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-39990
Elicio Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3430072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 D Street, 5th Floor Boston, Massachusetts	02210
(Address of Principal Executive Offices)	(Zip Code)
(857) 209-0050
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	ELTX	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 8, 2024 was 10,791,326.

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
•the impact of laws and regulations; and
•other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors”.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,016	$12,894
Restricted cash, current	1,318	722
Prepaid expenses and other current assets	3,312	2,732
Total current assets	30,646	16,348
Property and equipment, net	523	717
Operating lease, right-of-use assets	5,926	6,563
Restricted cash, noncurrent	693	685
Other long-term prepaid assets	600	2,833
Total assets	$38,388	$27,146
Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$1,984	$4,369
Accrued expenses	4,852	3,757
Deferred research obligation	1,307	694
Operating lease liability, current	877	910
Unvested option exercise liability, current	—	25
Total current liabilities	9,020	9,755
Warrant liabilities	23,181	11
Operating lease liability, noncurrent	5,338	6,007
Convertible note - related party	19,835	—
Total liabilities	57,374	15,773
Commitments and contingencies - Note 10
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 10,798,832 shares and 9,618,178 shares issued at September 30, 2024 and December 31, 2023, respectively; 10,784,377 and 9,603,723 outstanding as of September 30, 2024 and December 31, 2023, respectively	108	96
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	161,355	153,827
Accumulated other comprehensive loss	(202)	(197)
Accumulated deficit	(180,097)	(142,203)
Total stockholders' (deficit) equity	(18,986)	11,373
Total liabilities and stockholders' (deficit) equity	$38,388	$27,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$7,208	$7,264	$22,947	$17,692
General and administrative	3,136	3,507	8,563	8,661
Total operating expenses	10,344	10,771	31,510	26,353
Loss from operations	(10,344)	(10,771)	(31,510)	(26,353)
Other (expense) income
Change in fair value of warrant liabilities	(5,617)	6	(3,279)	(17)
Loss on issuance of pre-funded warrants	(2,924)	—	(3,502)	—
Change in fair value of derivative liability	—	—	—	429
Gain on extinguishment of promissory notes payable	—	—	—	604
Gain (loss) on sale of equipment	—	(105)	3	(105)
Foreign exchange transaction (loss) gain	(1)	(33)	143	(45)
Interest income	185	246	472	298
Interest expense	(137)	(1)	(221)	(1,057)
Total other (expense) income, net	(8,494)	113	(6,384)	107
Net loss	(18,838)	(10,658)	(37,894)	(26,246)
Other comprehensive gain (loss):
Foreign currency translation adjustment	36	(23)	(5)	(25)
Comprehensive loss	$(18,802)	$(10,681)	$(37,899)	$(26,271)
Net loss per common share, basic and diluted (1)	$(1.39)	$(1.27)	$(3.23)	$(6.75)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted (1)	13,582,345	8,376,384	11,720,527	3,894,073
(1) As described in Note 2 to these Condensed Consolidated Financial Statements, the Company has revised the net loss per share of common stock and weighted average shares of common stock outstanding for the nine month period ended 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	9,603,723	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from At-the-Market offering, net of issuance costs of $103	—	—	615,363	6	—	—	5,056	—	—	5,062
Issuance of common stock upon settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	324	—	—	324
Foreign currency translation adjustment	—	—	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	—	—	(11,827)	(11,827)
Balance as of March 31, 2024	—	—	10,219,989	102	(14,455)	(150)	$159,218	(270)	(154,030)	4,870
Exercise of stock options	—	—	3,391	—	—	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units	—	—	677	—	—	—	9	—	—	9
Issuance of common stock from At-the-Market offering, net of issuance costs of $6	—	—	34,816	1	—	—	302	—	—	303
Stock-based compensation	—	—	—	—	—	—	350	—	—	350
Foreign currency translation adjustment	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(7,229)	(7,229)
Balance as of June 30, 2024	—	—	10,258,873	103	(14,455)	(150)	159,892	(238)	(161,259)	(1,652)
Exercise of stock options	—	—	5,353	—	—	—	21	—	—	21
Issuance of common stock upon net settlement of restricted stock units	—	—	348	—	—	—	5	—	—	5
Issuance of common stock from At-the-Market offering, net of issuance costs of $1	—	—	9,803	—	—	—	48	—	—	48
Issuance of common stock from July Public Offering, net of issuance costs of $517	—	—	510,000	5	—	—	1,075	—	—	1,080
Stock-based compensation	—	—	—	—	—	—	314	—	—	314
Foreign currency translation adjustment	—	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	—	(18,838)	(18,838)
Balance as of September 30, 2024	—	$—	10,784,377	$108	(14,455)	$(150)	$161,355	$(202)	$(180,097)	$(18,986)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022 (1)	4,997,920	$111,060	320,281	$3	—	$—	$4,860	$—	$(107,008)	$(102,145)
Exercise of stock options	—	—	4,699	—	—	—	40	—	—	40
Issuance of common stock upon settlement of restricted stock units	—	—	2,601	—	—	—	34	—	—	34
Stock-based compensation	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	(8,029)	(8,029)
Balance as of March 31, 2023	4,997,920	111,060	327,581	3	—	—	5,158	—	(115,037)	(109,876)
Exercise of stock options	—	—	4,460	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Conversion of preferred stock	(4,997,920)	(111,060)	4,997,920	50	—	—	111,010	—	—	111,060
Issuance of common stock to Angion stockholders as result of Merger and reset to par of $0.01, net of transaction cost of $2.4 million	—	—	3,012,854	30	—	—	19,709	—	—	19,739
Settlement of promissory notes in connection with the Merger	—	—	—	—	—	—	10,028	—	—	10,028
Issuance of common stock upon accelerated vesting of restricted stock units due to Merger, net of treasury stock	—	—	26,550	1	—	—	26	—	—	27
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	(14,455)	(150)	—	—	—	(150)
Stock-based compensation	—	—	—	—	—	—	279	—	—	279
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(7,559)	(7,559)
Balance as of June 30, 2023	—	—	8,370,268	84	(14,455)	(150)	146,221	(2)	(122,596)	23,557
Exercise of stock options	—	—	7,190	—	—	—	60	—	—	60
Issuance of common stock upon net settlement of restricted stock units	—	—	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	339	—	—	339
Foreign currency translation adjustment	—	—	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	—	—	(10,658)	(10,658)
Balance as of September 30, 2023	—	$—	8,378,361	$84	(14,455)	$(150)	$146,631	$(25)	$(133,254)	$13,286
(1) Retroactively restated for the reverse recapitalization as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(37,894)	$(26,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236	302
Amortization of right-of-use assets, operating leases	637	582
Non-cash interest expense	82	1,060
Amortization of debt discount	26	—
Change in fair value of derivative liability	—	(429)
Costs expensed upon the issuance of warrants	549	—
Change in fair value of warrant liabilities	3,279	17
Stock-based compensation expense	988	842
Gain on extinguishment of promissory note payable	—	(604)
Loss on issuance of warrants	3,502	—
(Gain) loss on disposal of property and equipment, net	(3)	105
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(580)	(41)
Other long-term prepaid assets	2,233	—
Accounts payable	(2,385)	63
Accrued expenses and other current liabilities	1,095	1,910
Deferred research obligation	613	228
Operating lease liabilities	(702)	(588)
Net cash used in operating activities	(28,324)	(22,799)
Cash flows from investing activities
Purchases of property and equipment	(42)	(66)
Proceeds from sale of property and equipment	3	34
Net cash used in investing activities	(39)	(32)
Cash flows from financing activities
Cash acquired in connection with the reverse merger	—	24,001
Merger transaction costs	—	(2,366)
Proceeds from issuance of promissory notes payable	—	10,000
Proceeds from issuance of related party convertible note	19,727	—
Proceeds from issuance of common stock warrants	17,469	—
Payment of warrant issuance costs	(549)	—
Proceeds from issuance of common stock	5,413	—
Payment for purchase of treasury stock	—	(150)
Exercise of stock options	34	127
Net cash provided by financing activities	42,094	31,612
Effect of foreign currency on cash	(5)	—
Net increase in cash and cash equivalents	13,726	8,781
Cash, cash equivalents and restricted cash at the beginning of the period	14,301	8,414
Cash, cash equivalents and restricted cash at the end of the period	$28,027	$17,195

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$26,016	$14,841
Restricted cash	2,011	2,354
Total cash, cash equivalents and restricted cash	$28,027	$17,195

Supplemental disclosure of noncash investing and financing activities:
Fair value of Pre-Funded Warrants at issuance date	$13,382	$—
Fair value of Common Warrants at issuance date	$6,509	$—
Accretion of convertible notes discount from issuance costs	$26	$130
Accretion of promissory note to face value	$—	$897
Non-cash vesting of restricted common stock	$25	$67
Settlement of promissory notes payable	$—	$10,028
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc., in August 2011. Elicio is a clinical-stage biotechnology company pioneering the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer and infectious disease. In December 2018, Elicio formed a wholly-owned subsidiary, Elicio Securities Corporation (“ESC”), a Massachusetts corporation. ESC is an investment company. Elicio, ESC, Former Elicio (as defined below) and Elicio Pty (as defined below) are collectively referred to as “Elicio” throughout these condensed consolidated financial statements.
Reverse Merger Transaction
On January 17, 2023, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Angion Biomedica Corp. (“Angion”), a clinical-stage biotechnology company, Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Elicio Operating Company, Inc. (“Former Elicio”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”). Following the Merger, Former Elicio and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established in August 2019 for the purpose of qualifying for research credits for studies conducted in Australia, became wholly owned subsidiaries of Elicio.
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
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of September 30, 2024, the Company had an accumulated deficit of $180.1 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of September 30, 2024, the Company had $26.0 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Elicio Pty, ESC, and Former Elicio. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Financial Statement Correction
In the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2023, the Company incorrectly included the Weighted Average Shares Outstanding (“WASO”) number from the calculation for diluted Earnings Per Share (“EPS”) in its basic EPS calculation. This resulted in an overstatement of WASO and corresponding understatement of EPS. The Company evaluated this error during the period ended December 31, 2023, when it was first discovered to determine the materiality and if it would require a restatement. Based on the Company’s analysis, the error was not material enough to warrant a restatement and will be corrected on a prospective basis in future periods. This has been corrected in the reported prior period amounts disclosed in the financial statements for the nine months ended September 30, 2024.
The following table presents the effect of the correction on the Company’s previously reported financial statements.

Nine Months Ended September 30,
2023
Net loss per common share, basic and diluted
As reported, prior to revision	(3.19)
Revision	(3.56)
As revised	$(6.75)
Weighted average common shares outstanding, basic and diluted
As reported, prior to revision	8,240,326
Revision	(4,346,253)
As revised	3,894,073

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
Use of Estimates
The Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates reflected in these condensed consolidated financial statements include but are not limited to, the accrual of research and development expenses, the valuation of stock-based awards, the valuation of warrants, the valuation of embedded derivatives and convertible debt, the operating lease right-of-use assets and operating lease liability, and forecasts utilized in management’s going concern assessment.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of September 30, 2024 and December 31, 2023, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset. Upon sale or retirement, the cost and accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is recorded in the condensed consolidated statement of operations and comprehensive loss. Repair and maintenance expenditures are expensed as incurred. Construction in process is not depreciated until the asset is placed into service.

Asset Class	Estimated Useful Lives
Equipment	5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or lease term

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, and right-of-use asset, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and nine months ended September 30, 2024 and 2023, no impairments have occurred.
Debt Issuance Costs
These deferred costs will be amortized and recognized as additional interest expense over the term of the Company’s convertible note using the effective interest method. The Company will present the debt issuance costs as a direct deduction from the convertible note liability on its financial statements. See Note 12 for further discussion of the Company's accounting for its outstanding debt and related issuance costs.
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
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. As of September 30, 2024, there were no accruals for interest or penalties related to uncertain tax provisions.
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
Prior to the Merger, there was no public market for Former Elicio’s common stock. The estimated fair value of the Company’s common stock underlying Former Elicio’s stock-based awards was determined by Former Elicio’s board of directors as of the grant date of each option grant. To determine the fair value of Former Elicio’s common stock underlying option grants, Former Elicio’s board of directors considered, among other things, input from management and valuations of Former Elicio's common stock prepared by third-party valuation firms performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Merger, the fair value of the Company’s common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Capital Market.
Net Loss Per Share
Basic net loss per share of Company common stock is computed by dividing net loss attributable to Company common stockholders by the weighted average number of shares of Company common stock and pre-funded warrants outstanding for the period. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrants. Diluted net loss per share excludes the potential impact of Company common stock options, warrants and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per common share are the same.
Other Comprehensive Gain (Loss)
Other comprehensive gain (loss) is defined as a change in equity during a period from foreign exchange transactions and other events and circumstances from non-owner sources.
Recently Issued Accounting Standards Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Except as noted below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU broadens the disclosure requirements by requiring disclosures of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. The standard also requires entities to disclose, on an interim and annual basis, the amount and description, including the nature and type, of the other segment items. Additionally, entities are required to disclose the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. These enhanced disclosure obligations apply to entities that operate with one reportable segment as well. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that this new accounting standard will have on its condensed consolidated financial statements and disclosures.
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

The Company recognized the net assets acquired, excluding the promissory notes and transaction costs of $2.9 million, as a reduction to additional paid-in capital in the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2023.

Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$12,116	$—	$—	$12,116
Total assets	$12,116	$—	$—	$12,116

Warrant liability	$—	$23,175	$6	$23,181
Total liabilities	$—	$23,175	$6	$23,181

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,973	$—	$—	$5,973
Total assets	$5,973	$—	$—	$5,973

Warrant liability	$—	$—	$11	$11
Total liabilities	$—	$—	$11	$11
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at September 30, 2024 and December 31, 2023 were held in U.S. Treasury securities.
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
As part of the Merger transaction, Former Elicio assumed Angion’s warrant liabilities. The fair value of the assumed Angion warrants was classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	September 30, 2024	December 31, 2023
Balance, beginning of the period	$11	$—
Existing Angion warrant liability	—	9
Change in fair value	(5)	2
Balance, end of the period	$6	$11
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
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, LLC, an entity controlled by a member of the Company’s board of directors (“GKCC”), providing for the issuance and sale by the Company to GKCC of pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,032,702 shares of the Company’s common stock, at a purchase price per Pre-Funded Warrant of $5.81 (the “March Offering”). The Company identified these warrants as liabilities and measured them at fair value on March 19, 2024, and subsequently remeasures the fair value of these warrant liabilities on a quarterly basis. The Company is able to calculate the fair value measurement based on directly observable inputs for the asset from active markets, therefore these warrants are classified as Level 2.
In July 2024, the Company closed an underwritten public offering (the “Public Offering”), which resulted in net proceeds of $10.9 million to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Public Offering consisted of (i) 500,000 shares of the Company’s common stock (the “July Shares”) and (ii) 1,800,000 pre-funded warrants exercisable for shares of common stock (the “July Pre-Funded Warrants”), together with common warrants (the “July Common Warrants”) to purchase up to 2,300,000 shares of common stock. Each July Share and accompanying July Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July Common Warrant, and each July Pre-Funded Warrant and accompanying July Common Warrant were sold together at a combined offering price of $4.99 per July Pre-Funded Warrant and accompanying July Common Warrant, which represented the combined purchase price per July Pre-Funded Warrant and accompanying July Common Warrant less the $0.01 per share exercise price for each such July Pre-Funded Warrant. The July Common Warrants have an exercise price of $5.00 per share, are immediately exercisable and will expire five years from the issuance date. The Company identified these

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

warrants as liabilities and measured them at fair value on July 1, 2024, and subsequently remeasures the fair value of these warrant liabilities on a quarterly basis. The Company is able to calculate the fair value measurement based on directly observable inputs for the asset from active markets, therefore these warrants are classified as Level 2.
The Company records the change in the fair value of common stock warrants in change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the assumed Angion common stock warrant liability was estimated using the following assumptions:

	September 30, 2024	December 31, 2023
Weighted average strike price	$75.97	$76.00
Contractual term (years)	3.9	4.7
Volatility (annual)	108.9%	94.0%
Risk-free rate	3.6%	3.9%
Dividend yield (per share)	0.0%	0.0%
Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development contract services	$2,573	$1,883
Advanced professional fees	230	300
Prepaid insurance	453	376
Miscellaneous receivables	2	—
Other prepaid expenses and other current assets	54	173
Total prepaid and other current assets	$3,312	$2,732
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$1,616	$1,574
Furniture and fixtures	242	242
Leasehold improvements	132	132
Total property and equipment	1,990	1,948
Less: accumulated depreciation	(1,467)	(1,231)
Property and equipment, net	$523	$717
Depreciation expense for the three and nine months ended September 30, 2024 was immaterial and $0.2 million, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was immaterial and $0.3 million, respectively.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.6 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued professional fees	$972	$945
Accrued compensation and benefits	1,472	1,849
Accrued research and development	2,395	912
Other accrued expenses	13	51
Total accrued expenses	$4,852	$3,757

Note 6 — Research Grant
In September 2022, Former Elicio entered into a grant agreement with the Gastro-Intestinal (“GI”) Research Foundation, a not-for-profit organization focused on supporting research to treat, cure, and prevent digestive diseases. Of the $2.8 million award, $2.3 million was received in September 2022 and the remaining $0.5 million was received in June 2023 with the completion of the development efforts as defined in the grant agreement. The final $0.5 million payment was applied as a credit to the second grant agreement described below. For the three and nine months ended September 30, 2023, the Company incurred $0 and $1.9 million in research and development expenses related to this project.
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit, described above. For the three and nine months ended September 30, 2024, the Company incurred $0 and $2.2 million, respectively, in research and development expenses related to this project. As of September 30, 2024, the grant funds available for the second grant agreement were $0 and the deferred research obligation was $0, as the grant agreement was completed in the third quarter of 2024.
In August 2024, the Company entered into a third grant agreement with the GI Research Foundation for $1.5 million. The grant funds available as of September 30, 2024 were $1.3 million which are reflected in restricted cash in the accompanying condensed consolidated balance sheets. The deferred research obligation as of September 30, 2024 was $1.3 million, which was reflected in the deferred research obligation in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company incurred $0.2 million in research and development expenses related to this project, of which $0.2 million was reimbursed, respectively.
The award money for the three agreements was earned and recognized as a contra research and development expense as the expenses were incurred.

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
Conversion of Convertible Preferred Stock
On June 1, 2023, Former Elicio completed the Merger with Angion in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Elicio’s convertible preferred stock was converted into a share of Former Elicio’s common stock. At the

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

closing of the Merger, the Company issued an aggregate of 5,375,751 shares of its common stock to Former Elicio stockholders, based on the Exchange Ratio. No shares of convertible preferred stock were issued during the nine months ended September 30, 2024 or 2023.
As a result of the Merger, the aggregate amount of 276,128,177 shares of Former Elicio preferred stock (retroactively restated for the reverse recapitalization as described in Note 3) were converted into 4,997,920 shares of Former Elicio's common stock to be exchanged for the same number of shares of the Company’s common stock.
At-The-Market Equity Programs
In May 2022, the Company filed a registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, pursuant to which the Company was able to offer, issue or sell shares of its common stock having an aggregate offering price of up to $21 million from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement and related prospectus filed with the Prior Shelf Registration Statement (the “2022 ATM Program"). During the nine months ended September 30, 2024, the Company issued and sold a total of 650,179 shares of common stock under the 2022 ATM Program for aggregate net sale proceeds of approximately $5.4 million after deducting sales commissions. No sales were made under the 2022 ATM Program during the nine months ended September 30, 2023.
In May 2024, the 2022 ATM Program was terminated by the Company. In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, as agent, to provide for the issuance and sale of up to $40 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). During the nine months ended September 30, 2024, the Company issued and sold 9,803 shares of common stock under the 2024 ATM Program.
Private Placement
In March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors, for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants. The Pre-Funded Warrants were classified as a liability at issuance due to the need for the Company to obtain stockholder approval to settle the instruments in shares in an amount exceeding the 19.99% beneficial ownership blocker. See Note 15 - Related Party Transactions for a discussion of the March Offering.
Public Offering
In July 2024, the Company closed its Public Offering, which resulted in net proceeds of $10.9 million to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Public Offering consisted of (i) the July Shares and (ii) the July Pre-Funded Warrants, together with the July Common Warrants. Each July Share and accompanying July Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July Common Warrant, and each July Pre-Funded Warrant and accompanying July Common Warrant were sold together at a combined offering price of $4.99 per July Pre-Funded Warrant and accompanying July Common Warrant, which represented the combined purchase price per July Pre-Funded Warrant and accompanying July Common Warrant less the $0.01 per share exercise price for each such July Pre-Funded Warrant.
The July Common Warrants have an exercise price of $5.00 per share, are immediately exercisable and will expire five years from the issuance date. The net proceeds from the Public Offering were approximately $10.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
Note 8—Stock-Based Compensation
2012 Plan and 2022 Plan

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Pursuant to the Merger Agreement, the Company assumed the Former Elicio Plans and all stock options issued and outstanding under the Former Elicio Plans. Each outstanding and unexercised option to purchase Former Elicio common stock was adjusted with such Company stock options henceforth representing the right to purchase a number of shares of the Company’s common stock based on the Exchange Ratio. Any restriction on the exercise of any Former Elicio stock options assumed by the Company continued in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such Former Elicio stock options otherwise remained unchanged.
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
As of September 30, 2024, 324,695 shares and 174,461 shares remain available for future grants under the 2021 Plan and Former Elicio 2022 Equity Incentive Plan, respectively.
2024 Inducement Incentive Award Plan
In February 2024, the Company’s board of directors approved the Company’s 2024 Inducement Incentive Award Plan (the “2024 Inducement Plan”) which permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, LLC. The 2024 Inducement Plan provides for an overall share limit of 500,000 shares of the Company’s common stock. As of September 30, 2024, 387,332 shares remain available for future grants under the 2024 Inducement Plan.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,305,924	$21.27	7.43	$2,511
Options granted	764,334	5.67
Options exercised	(8,744)	3.86
Forfeited (unvested)	(200,560)	10.56
Outstanding as of September 30, 2024	1,860,954	$15.87	6.94	$833
Options vested and exercisable	819,302	$29.44	4.97	$364
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 764,334 stock options were granted during the nine months ended September 30, 2024. The weighted average grant date fair value per share for the stock option grants during the nine months ended September 30, 2024 was $5.67. As of September 30,

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

2024, the total unrecognized compensation expense related to unvested stock option awards granted was $3.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.43 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$138	$13	$414	$425
General and administrative	176	326	574	417
Total	$314	$339	$988	$842

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the assumptions noted in the table below. The fair value of an award with only a service condition is amortized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period. The Company has elected to account for forfeitures as they occur, rather than estimating the number of awards that are expected to vest. The risk-free interest rate is estimated using the weighted average rate of return on U.S. Treasury notes with a life that approximates the expected life of the option. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of options granted to non-employees. Expected volatility is based on the weighted average of the historical volatility of a peer group of publicly traded companies, using the daily closing prices during the equivalent period of the calculated expected term of stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available, or until circumstances change, such that the identified entities are no longer comparable companies. The assumed dividend yield is based upon the Company's expectation of not paying dividends in the foreseeable future.
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using Black-Scholes based on the following assumptions.

Options	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.4% - 3.6%	4.4%	3.4% - 4.2%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years (employees)	4.13 - 5.78	6.06	4.13 - 7.98	6.00
Expected volatility	104.6% - 104.8%	71.7% - 72.1%	79.5% - 104.8%	71.9% - 72.5%
In March 2021 and June 2022, certain employees of the Company early exercised options to purchase shares of the Company’s common stock. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the condensed consolidated financial statements for the periods ended September 30, 2024 and 2023.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to the initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of September 30, 2024. As of September 30, 2024, 68,958 shares under the ESPP remain available for purchase and no offerings have been authorized.

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
As disclosed in Note 4, in March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors, for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants.
Upon issuance, the fair value of the Pre-Funded Warrants was $6.6 million. The Company recorded the $0.6 million difference between the proceeds and grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss during the three months ended March 31, 2024. The fair value of the Pre-Funded Warrants was measured using the Black-Scholes option pricing model as of the grant date. For the three and nine months ended September 30, 2024, the Company recognized a loss of $1.0 million and a gain $1.4 million, respectively, in fair value remeasurement of the Pre-Funded Warrants.
As disclosed in Notes 4 and 7, in July 2024, the Company closed its Public Offering consisting of (i) the July Shares, (ii) the July Pre-Funded Warrants, and (iii) the July Common Warrants. Each July Pre-Funded Warrant issued and sold in the Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July Pre-Funded Warrants. Each July Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July Common Warrants.
Upon issuance, the fair value of the July Pre-Funded Warrants and July Common Warrants was $6.8 million and $6.5 million, respectively. The Company recorded the $2.9 million difference between the proceeds and the grant date fair value as a loss on the issuance of warrants in the statements of operations and comprehensive loss during the three months ended September 30, 2024. The fair value of the July Pre-Funded Warrants and July Common Warrants was measured using the Black-Scholes option pricing model as of the grant date. For the three and nine months ended September 30, 2024, the Company recognized a loss of $2.2 million in fair value remeasurement of the July Pre-Funded Warrants. For the three and nine months ended September 30, 2024, the Company recognized a loss of $2.4 million in fair value remeasurement of the July Common Warrants.

The following table summarizes information regarding Pre-Funded Warrants and Common Warrants outstanding at September 30, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2023	148,764	$54.19	5.5
Issued	5,132,702	2.25
Exercised	—
Outstanding at September 30, 2024	5,281,466	$3.71	4.8

Note 10—Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings, or may be subject to various demands, claims and threatened litigation, which arise in the normal course of its business or otherwise.
The outcome of any future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers, and could lead to a diversion of management resources among other factors.
The Company may be exposed to litigation in connection with its products under development and operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. As of the time of this report, the Company does not believe it is a party to any

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

claim, proceeding or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business.
License Agreements
In January 2016, Former Elicio entered into a license agreement to license certain intellectual property from a university, which agreement has been amended from time to time to license additional intellectual property. The Company is required to pay certain contractual maintenance and milestone payments related to clinical trials and royalties on product sales over the term of the contract, with minimum annual royalty payments commencing in the calendar year after commercialization. The license term for the January 2016 license agreement extends until terminated by either party under certain provisions. During the nine months ended September 30, 2024, in accordance with the terms of the license agreement, the Company achieved a milestone related to the ongoing clinical trials and recorded license expense of $0.3 million. No commercialization royalties have been achieved to date.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2024 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.
Note 11—Leases
Operating Leases
In July 2021, the Company signed an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a ROU lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the deposit on the Boston Lease and has a deposit in the amount of $0.7 million, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
As part of the Merger Agreement, the Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease that expired on June 30, 2024.
Lease expense for all leases for the three and nine months ended September 30, 2024 was $0.3 million and $1.1 million, respectively. Lease expense for all leases for the three and nine months ended September 30, 2023 was $0.4 million and $1.1 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash outflows from operating leases	$1,096	$1,002
Weighted-average remaining lease term—operating leases (in years)	5.33	6.20
Weighted-average discount rate—operating leases	8.0%	7.7%
As of September 30, 2024, maturities of lease liabilities were as follows (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Year Ended December 31,	Amounts
2024 (remaining three months)	$331
2025	1,350
2026	1,383
2027	1,425
2028	1,467
Thereafter	1,765
Total	7,721
Less present value discount	(1,506)
Operating lease liabilities	6,215
Less: operating lease liability, current portion	(877)
Operating lease liability, noncurrent portion	$5,338
Note 12 - Debt
Note Payable
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
The promissory notes included multiple settlement options depending on the outcome of the Merger. Former Elicio evaluated all the settlement features, included within the promissory note agreement, under FASB ASC Topic 815, Derivatives and Hedging, and determined the settlement features met the definition of a derivative and required bifurcation from the promissory notes. The bifurcated embedded derivative of $0.4 million was recorded as a liability at fair value at the date of issuance based on the probability of occurrence of a triggering event taking place during the term of the promissory notes and was recorded as a discount to the carrying value of the promissory note. During the period ended September 30, 2023, Former Elicio recorded other expense of $0.4 million related to the accretion of the discount of the promissory notes derivative.
Per the terms of the Merger Agreement, upon completion of the Merger, all obligations owed by Former Elicio related to the promissory notes were automatically forgiven and the amount advanced by Angion, along with any accrued and unpaid interest, was credited towards the net cash balance used to calculate the assets and liabilities listed above.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, pursuant to which the Company issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Note Financing”). Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note will mature on February 15, 2026. Interest on the Convertible Note accrues and is payable quarterly in cash on the principal amount equal to 3% per annum, with the initial interest payment date to be June 30, 2025. The Convertible Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The Convertible Note will be convertible into shares of the Company’s common stock, in whole or in part, at the option of GKCC at any time, based on an initial conversion price of $5.81 (the “Conversion Price”) per share of common stock, subject to adjustments and satisfaction of certain conversion conditions; provided that the Company will not effect any conversion of the Convertible Note and GKCC will not have any right to convert any portion of the Convertible Note until the Company’s stockholders have provided all approvals as may be required by the applicable rules and regulations of The Nasdaq Stock Market, LLC (“Stockholder Approval”). If at any time from and after the date of the Securities Purchase Agreement and for so long as certain conversion conditions are satisfied, the closing price of the common stock on Nasdaq equals or exceeds 135% of the Conversion Price for 20 trading days in a 30 trading day period, then the Company has the right to require GKCC to convert all or any portion of the

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Convertible Note, including any accrued but unpaid interest into shares of common stock, as further described in the Convertible Note; provided that the Company will not effect any such conversion of the Convertible Note until the Company obtains Stockholder Approval. The Convertible Note contains customary terms and covenants and customary events of default. The Company granted GKCC certain customary registration rights with respect to the shares of common stock issuable upon conversion of the Convertible Note.
The Company received net proceeds of approximately $19.7 million from the Note Financing, after deducting debt issuance costs.
The Convertible Note includes multiple conversion features. The Company evaluated all conversion features included within the Convertible Note, under FASB ASC Topic 815, Derivatives and Hedging, and determined that the default interest feature met the definition of a derivative, but the value was de minimis. During the three and nine month periods ended September 30, 2024, the Company recorded other expense of $26 thousand related to the accretion of the discount of Convertible Note debt issuance costs. During the three and nine month periods ended September 30, 2024, the Company recorded accrued interest expense of $0.1 million related to the interest due on the Convertible Note but not yet payable.
Note 13—Income Taxes
The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2024 or 2023. As of September 30, 2024 and December 31, 2023, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
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
Basic and diluted net loss per share attributable to common stockholders was calculated for the periods ended September 30, 2024 and 2023 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(18,838)	$(10,658)	$(37,894)	$(26,246)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	13,582,345	8,376,384	11,720,527	3,894,073
Net loss per share, basic and diluted	$(1.39)	$(1.27)	$(3.23)	$(6.75)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Shares issuable upon exercise of stock options	819,302	2,836
Shares issuable upon the exercise of warrants	2,448,769	148,764
Unvested common stock	—	1,310,934
Total	3,268,071	1,462,534

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 15 —Related Party Transactions
Consulting Agreement
The Company paid $0 for both the three and nine months ended September 30, 2024, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, for consulting services provided by an entity affiliated with the Company’s former interim chief financial officer and former board member.
Private Placement and Subscription Agreement
In March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors, for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants.
Refer to Note 7 for further detail about the March Offering. The gross proceeds to the Company from the March Offering were approximately $6.0 million.
Public Offering
As part of the Public Offering described in Note 7, Yekaterina Chudnovsky, a member of the Company’s board of directors, and Jay Venkatesan, a member of the Company’s board of directors, and trusts affiliated with Jay Venkatesan, purchased 1,600,000 July Pre-Funded Warrants and accompanying July Common Warrants and 200,000 July Pre-Funded Warrants and accompanying July Common Warrants, respectively, with such July Pre-Funded Warrants and July Common Warrants subject to the terms and conditions of the July Pre-Funded Warrants and July Common Warrants, as further detailed in Note 7 above.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into the Securities Purchase Agreement with GKCC, pursuant to which the Company issued the Convertible Note in the principal amount of $20.0 million pursuant to the Note Financing. The Company received net proceeds of approximately $19.7 million from the Note Financing, after deducting debt issuance costs. Refer to Note 12 - Debt for further detail regarding the Note Financing.

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
Our lead programs focus on our cancer vaccine product candidates, which target biologically validated tumor mutation drivers using known neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delay due to manufacturing timelines and costs associated with personalized vaccine approaches.
Our clinical and preclinical pipeline includes the lymph node targeted therapeutic cancer vaccines ELI-002, currently being evaluated in a Phase 2 clinical program, designed to stimulate an immune response against mutant KRAS cancers, ELI-007, currently being evaluated in a preclinical study for the treatment of mutant v-raf murine sarcoma viral oncogene homolog B1 (“BRAF”)-driven cancers, and ELI-008, currently being evaluated in a preclinical study for use in the treatment of mutated tumor protein p53 (“TP53”) expressing cancers. We believe that each of our immunotherapy product candidates, if approved, have the potential to improve the lives of patients suffering from solid tumors arising due to specific oncogenic driver mutations.
Our operations to date have been financed primarily by aggregate net proceeds of $182.7 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger. Since inception, we have had significant annual operating losses. Our net loss was $18.8 million and $37.9 million for the three and nine months ended September 30, 2024, respectively, and $10.7 million and $26.2 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $180.1 million and $26.0 million in cash and cash equivalents.
Elicio Operating Company, Inc. (“Former Elicio”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc. in August 2011. In December 2018, Former Elicio formed a wholly owned subsidiary, Elicio Securities Corporation, a Massachusetts corporation.
On January 17, 2023, Former Elicio entered into a definitive merger agreement (the “Merger Agreement”) with Angion Biomedica Corp (“Angion”), a clinical-stage biotechnology company, and Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”). Following the Merger, Former Elicio and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established in August 2019 for the purpose of qualifying for research credits for studies conducted in Australia, became our wholly owned subsidiaries.

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
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the second quarter of calendar year 2025 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
•personnel costs, which include salaries, benefits, and equity-based compensation expense;
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including marketing, legal, audit and accounting, and facility-related costs not otherwise included in research and development expenses, and recruiting. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with the Nasdaq Stock Market LLC (“Nasdaq”) Marketplace Rules, or the Nasdaq Listing Rules, and Securities and Exchange Commission (“SEC”) requirements, accounting and audit fees, director and officer insurance costs and investor relations costs associated with being a public company.
Other (Expense) Income
For the three and nine months ended September 30, 2024 and 2023, other income and expense consisted primarily of interest income, foreign exchange transaction gains and losses, gain on sale of equipment, interest expense, gain on extinguishment of the promissory note payable, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$7,208	$7,264	$(56)	(1)%
General and administrative	3,136	3,507	(371)	(11)%
Total operating expenses	10,344	10,771	(427)	(4)%
Loss from operations	(10,344)	(10,771)	427	(4)%
Total other (expense) income, net	(8,494)	113	(8,607)	(7,617)%
Net loss	$(18,838)	$(10,658)	$(8,180)
Research and Development Expenses
Research and development expenses were $7.2 million for the three months ended September 30, 2024, compared to $7.3 million for the three months ended September 30, 2023. The decrease of $0.1 million was primarily due to lower clinical trial expenses resulting from the wind down of the ELI-002 Phase 1 trials.
General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2024, compared to $3.5 million for the three months ended September 30, 2023. The decrease of $0.4 million was primarily due to a decrease in external costs related to the Merger.

Other (Expense) Income
Other (expense) income for the three months ended September 30, 2024 was expense of $8.5 million compared to income of $0.1 million for the three months ended September 30, 2023. The increase of $8.6 million was primarily due to the change in fair value and loss on issuance associated with the pre-funded warrants and common warrants as defined in our condensed consolidated financial statements for the three and nine months ended September 30, 2024.
Results of Operations
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

Operating expenses:
Research and development	$22,947	$17,692	$5,255	30%
General and administrative	8,563	8,661	(98)	(1)%
Total operating expenses	31,510	26,353	5,157	20%
Loss from operations	(31,510)	(26,353)	(5,157)	20%
Other (expense) income, net	(6,384)	107	(6,491)	(6,066)%
Net loss	$(37,894)	$(26,246)	$(11,648)

Research and Development Expenses
Research and development expenses were $22.9 million for the nine months ended September 30, 2024, compared to $17.7 million for the nine months ended September 30, 2023. The increase of $5.3 million was primarily due to an increase in external costs associated with ELI-002 manufacturing and clinical trials.

General and Administrative Expenses
General and administrative expenses were $8.6 million for the nine months ended September 30, 2024, compared to $8.7 million for the nine months ended September 30, 2023. The decrease of $0.1 million was primarily due to a decrease in external costs related to the Merger.

Other (Expense) Income
Other expense for the nine months ended September 30, 2024 was expense of $6.4 million compared to income of $0.1 million for the nine months ended September 30, 2023. The increase of $6.5 million was primarily due to the change in fair value and loss on issuance associated with the pre-funded warrants and common warrants.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through September 30, 2024 have been financed primarily by aggregate net proceeds of $182.7 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger. Since inception, we have had significant operating losses. Our net loss was $37.9 million and $26.2 million for the nine months ended September 30, 2024 and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $180.1 million and $26.0 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in)
Operating activities	$(28,324)	$(22,799)
Investing activities	(39)	(32)
Financing activities	42,094	31,612
Effect of foreign currency on cash	(5)	—
Net increase in cash	$13,726	$8,781
Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $28.3 million, which consisted of a net loss of $37.9 million, changes in our assets and liabilities of $0.3 million, and non-cash charges of $9.3 million. The non-cash charges were related to $3.5 million loss on the issuance of the pre-funded warrants and common warrants, $3.3 million of change in the fair value of warrant liability, $1.0 million of stock-based compensation, $0.6 million amortization of the right of use asset, $0.5 million related to issuance costs for the pre-funded warrants and common warrants, $0.1 million of non-cash interest expense, and $0.2 million of depreciation.
For the nine months ended September 30, 2023, net cash used in operating activities was $22.8 million, which primarily consisted of a net loss of $26.2 million, which was partially offset by the change in net operating assets and liabilities of $1.6 million and net non-cash charges of $1.9 million. The cash provided by the change in net operating assets and liabilities was due to a $0.2 million increase in deferred research obligation, a $2.0 million increase in accrued expense and accounts payable, and a $0.6 million decrease in the right of use asset. The net non-cash charges were primarily related to the $1.1 million of interest expense related to promissory notes, $0.8 million of stock-based compensation, $0.3 million of depreciation, partially offset by a $0.6 million of gain on the settlement of the promissory note payable and $0.4 million decrease in the fair value of the embedded derivative associated with the convertible note.

Investing Activities
For the nine months ended September 30, 2024 and 2023, net cash provided by or used in investing activities was immaterial.
Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities was $42.1 million as a result of the issuance of the convertible note for $19.7 million, $10.9 million from the July Public Offering, the issuance of $5.5 million of our common stock under the 2022 ATM and 2024 ATM programs and stock-based compensation exercises, and $6.0 million from the issuance of our pre-funded warrants in a private placement.
For the nine months ended September 30, 2023, net cash provided by financing activities was $31.6 million, primarily as a result of the Merger Agreement.
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
Critical Accounting Policies and Significant Judgements and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2024 compared to those disclosed in the Form 10-K, other than as set forth in Footnotes 4 and 9, with respect to our accounting policy related to warrants and derivatives.
Warrants and Derivatives
The Convertible Note, as defined in our condensed consolidated financial statements for the nine months ended September 30, 2024, included multiple conversion features. We evaluated all conversion features included within the Convertible Note, under FASB ASC Topic 815, Derivatives and Hedging, and determined that the default interest feature met the definition of a derivative, but the value was de minimis.
The Pre-Funded Warrants, as defined in our condensed consolidated financial statements for the nine months ended September 30, 2024, did not meet the equity classification requirements under ASC 815, Derivative and Hedging; specifically, the Pre-Funded Warrants do not meet the condition of index to its own stock and because the Pre-Funded Warrants were pre-funded and proceeds were received before exercise, these Pre-Funded Warrants do not meet the definition of a derivative. The Pre-Funded Warrants could not be exercised in an amount that would cause the holder to exceed 19.99% beneficial ownership of our shares unless we obtain stockholder approval pursuant to the rules and regulations of the Nasdaq Stock Market LLC, which limits our ability to issue common stock to settle the Pre-Funded Warrants beyond such 19.99% ownership blocker. Consequently, the Pre-Funded Warrants were classified as liabilities and measured at fair value as of the grant date. Subsequent to the grant date, we remeasured the Pre-Funded Warrants at fair value and recognized a loss from change in fair value of the Pre-Funded Warrants on the condensed consolidated financial statements during the nine months ended September 30, 2024. We will re-assess the liability classification in the fourth quarter of 2024.
The July Common Warrants, as defined in our condensed consolidated financial statements for the nine months ended September 30, 2024, did not meet the equity classification requirements under ASC 815, Derivative and Hedging; specifically, the Common Warrants do not meet the condition of index to its own stock. The Common Warrant contains exercise provisions, in conjunction with the regulations of the Nasdaq Stock Market LLC, which limit our ability to issue common stock to settle the Common Warrants beyond the 19.99% beneficial ownership limit, unless we obtain stockholder approval. Consequently, the Common Warrants were classified as liabilities and measured at fair value as of grant date. Subsequent to grant date, we remeasured the Common Warrants at fair value and recognized a loss from change in fair value of the Common Warrants on the condensed consolidated financial statements during the nine months ended September 30, 2024. We will re-assess the liability classification in the fourth quarter of 2024.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of our material weaknesses in our internal control over financial reporting.
However, our management, including our Chief Executive Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
Material Weakness Remediation Plan
As previously reported, in connection with the preparation of our condensed consolidated financial statements, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
Although we have initiated efforts to remediate these material weaknesses, the material weaknesses have not been fully remediated as of September 30, 2024 and continue to be disclosed as material weaknesses in this Quarterly Report on Form 10-Q for the nine month period ended September 30, 2024. Our remediation efforts are intended to address the identified material weaknesses. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.
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
On August 12, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we issued a 3.0% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Note Financing”). The purchaser of the Convertible Note was GKCC. If we raise any additional debt through a financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of the proceeds of such additional debt financing, as well as prohibitions on our ability to incur further debt financing, create liens, pay dividends, redeem capital stock or make investments.
If we default under the terms of the Convertible Note beyond the applicable grace period, if any, GKCC may declare all amounts outstanding under the Convertible Note to be immediately due and payable. If we are unable to repay the amounts due under the Convertible Note upon GKCC’s declaration, GKCC could proceed against the collateral granted to it to secure the obligations under the Securities Purchase Agreement (including, but not limited to taking control of our pledged assets and foreclosing on other collateral, including those of our subsidiaries, Elicio Operating Company, Inc. and Elicio Securities Corp.). The enforcement by GKCC upon its declaration to accelerate the obligations under the Convertible Note, as mentioned above, could adversely affect our operations. Further, if we are liquidated, GKCC’s right to repayment, as well as the right to repayment of other lenders under any additional debt financing, would be senior to the rights of the holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.1	Form of Senior Secured Convertible Promissory Note due February 15, 2026.	8-K	8/12/2024	4.1
10.1	Securities Purchase Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC.*	8-K	8/12/2024	10.1
10.2	Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC.*	8-K	8/12/2024	10.2
10.3	IP Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC.*	8-K	8/12/2024	10.3
10.4	Subsidiary Guarantee, dated August 12, 2024, among Elicio Operating Company, Inc., Elicio Securities Corp. and GKCC, LLC.*	8-K	8/12/2024	10.4
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					X
32.1^	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
__________________________________

^ The certification that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*    Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	November 13, 2024		Robert Connelly President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)