Form 10-K
period 2024-12-31
Elicio Therapeutics, Inc.
filed 2025-03-31
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital Market on such date, was approximately $33.2 million. Shares of common stock held by each executive officer and director and by each entity affiliated with an executive officer or director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the issuer’s common stock outstanding as of March 25, 2025, was 15,953,524.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Auditor Name: Baker Tilly US, LLP	Auditor Location: Tewksbury, Massachusetts	PCAOB ID: 23

Forward-Looking Statements
This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.
In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our financial condition, including our ability to obtain the funding necessary to advance the development of ELI-002 and any other current or future product candidates, our ability to continue as a going concern and our cash runway;
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•our ability to utilize our platform to develop a pipeline of product candidates to address unmet needs in cancer;
•the timing, progress and results of clinical trials for ELI-002, and other current or future product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and the timing, progress and results of our research and development programs;
•the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs (as defined below) and U.S. Food and Drug Administration (“FDA”) approval of ELI-002 and any current or future product candidates;
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
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ELI-002, other current or future product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•our projected financial performance;
•our anticipated use of proceeds from financing activities;
•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements;
•the potential impact of anticipated funding pressures and the expected effect from U.S. export controls and tariffs; and
•the impact of laws and regulations.
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

Part I
Item 1. Business
Overview
We are a clinical-stage biotechnology company pioneering the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. Our proprietary Amphiphile (“AMP”) technology is designed to generate robust anti-tumor T cell responses by preferentially targeting lymph nodes. Recent advances have identified T cell responses as a key component of effective cancer immunotherapy and we believe our AMP technology can generate a robust T cell response that can potentially provide meaningful clinical benefit.
We believe the therapeutic utility of currently approved and development stage cancer immunotherapies are limited in many cases due to their inability to sufficiently localize to lymph nodes and adequately engage with the critical immune cells responsible for stimulating adaptive immunity. Our AMP technology is specifically intended to localize payloads to lymph nodes leading to the generation of a robust T cell response that we believe is critical to generate an anticancer immune response.
Our lead programs focus on our cancer vaccine product candidates, which target biologically validated driver tumor mutations using common and well-characterized neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delayed manufacturing timelines and increased costs associated with personalized vaccine approaches.
Our clinical and preclinical pipeline includes the lymph node targeted therapeutic cancer vaccines ELI-002, currently being evaluated in a Phase 2 study, designed to stimulate an immune response against mutant KRAS cancers, ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1 (“BRAF”)-driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53 (“TP53”) expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Our Strategy
We are focused on mobilizing the immune response to defeat cancer through the development and commercialization of lymph node targeted immunotherapies. Key elements of our strategy are to:
•Continue advancing ELI-002 in an ongoing randomized Phase 2 trial in pancreatic ductal adenocarcinoma (“PDAC”). We are developing our first product candidate, ELI-002, for the treatment of patients with solid tumors expressing mutated KRAS. By targeting immunotherapy to the lymph nodes and generating a robust and differentiated T cell response, we believe ELI-002 could improve the long-term prognosis and quality of life for patients suffering from solid tumors. We are currently evaluating ELI-002 in AMPLIFY-7P, a randomized Phase 2 trial to evaluate the efficacy and safety in patients with PDAC. In December 2024, we announced that we completed enrollment in our AMPLIFY-7P trial. We will continue to follow patients for up to 36 months. A disease-free survival event-driven interim analysis is expected in Q3 2025, depending on rate of event accrual. To determine how long patients live without their cancer returning, the study will compare events (cancer detected on an imaging scan or death) in the AMPLIFY-7P versus observation groups once the pre-specific total number of events are observed.
•Expand ELI-002 clinical development for the treatment of other KRAS driven cancers. Our ongoing Phase 2 trial is in adjuvant stage PDAC, but our Phase 1 trials also included patients with colorectal cancer (“CRC”) and the preliminary safety, immunogenicity and efficacy data were encouraging in both PDAC and CRC patients. In addition to CRC, our platform may be applicable to patients with lung cancer, bile duct and other gastrointestinal cancers driven by KRAS mutations, and there is also unmet need in neoadjuvant stage pancreatic cancer. We are evaluating opportunities to advance ELI-002 in clinical trials for CRC including in collaboration with other organizations.
•Advance development of our internal pipeline, including ELI-007 and ELI-008, for additional oncology targets. We have two preclinical programs that employ our AMP technology targeting other key tumor driver mutations, BRAF and TP53. ELI-007, for mutant BRAF-driven cancers, and ELI-008, for mutant TP53-expressing cancers, are AMP immunotherapies targeting biologically validated neoantigens expressed in high proportions of solid tumors. We have received grants to fund the preclinical development of ELI-007 and ELI-008. We intend to continue to seek collaboration opportunities to advance the development of ELI-007 and ELI-008 into Phase 1 trials.
•Realize the full value of the AMP technology through collaborations. We have published several preclinical proof-of-concept applications where our AMP technology has demonstrated meaningful improvements when applied to prophylactic or therapeutic infectious disease vaccines, CAR-T and TCR-T cell therapies, and therapies for auto-immune disease. We will look to establish collaborations to capitalize on the potential of the technology in these applications including with our AMP CpG (ELI-004; Amph-CpG-7909) adjuvant.
Overview of Immune System and Cancer Immunotherapy
The immune system is a large network of organs, tissues, white blood cells, proteins and chemicals working together to protect and repair the body from infections, injuries and cellular changes associated with disease. One component of the immune system is the adaptive immune response which is responsible for mounting highly specific responses to substances deemed to be foreign. The adaptive immune response is carried out by white blood cells including B lymphocytes (“B cells”) and T lymphocytes (“T cells”). B cells are involved in the humoral immune response, differentiating into antibody-secreting plasma cells on activation and recognition of a foreign-specific molecular structure known as an antigen. T cells participate primarily in the cell-mediated immune response and are capable of specific antigen-directed recognition and elimination of aberrant cells arising from pathogenic infection or genetic transformation. T cells can be further segregated into distinct cell types, with the primary types being CD8+ T cells, which are also referred to as cytotoxic lymphocytes (“CTLs”) and CD4+ “helper” T cells. CD8+ T cells specifically recognize and eliminate cells infected with viruses, other pathogens, or cancer-associated mutations. In contrast, CD4+ T cells, which can also exhibit cytotoxic activity, primarily participate in the immune response by directing the activity of other cells, in particular B cells and CD8+ T cells.
The lymphatic system plays a major role in the production, differentiation, and proliferation of both B cells and T cells, and lymph nodes serve a critical role in lymphocytes’ activation and acquisition of essential functionality. The lymph nodes act as the “school house” of the adaptive immune response, playing an essential role in the generation of B cells and T cells possessing the specificity and functionality required for effective disease modification. Specifically, signaling delivered between immune cells residing in the lymph nodes is critical for the generation of a T cell response with the magnitude, potency, persistence, functionality, specificity, and memory capacity required for an effective cell-mediated immune response.
As cancer is the result of genetic transformation of normal cells resulting in uncontrolled growth, the immune system doesn’t always recognize cancer cells as foreign. In addition, cancer cells can adopt mechanisms to evade immune system recognition or defenses rendering the adaptive immune response ineffective. However, immune cells, referred to as tumor-infiltrating lymphocytes (“TILs”), are sometimes found in and around tumors and patients with TILs often have a better prognosis than patients without TILs - supporting the development of drugs such as checkpoint antibodies that target immune cells found in and around tumors rather than directly targeting cancer cells.
In the last 15 years, immunotherapy has become a therapeutic mainstay for treating certain cancers. Several approaches to cancer immunotherapy have been attempted all with the goal of eliciting or enhancing an immune response to identify and attack tumor cells. One immunotherapy approach attempted with limited success to date is the development of therapeutic cancer vaccines. We believe that cancer immunotherapies, including cancer vaccines, hold the potential to eliminate cancer cells as cancer cells often contain tumor-specific antigens, or neoantigens, not present in normal cells; therapeutic cancer vaccines could facilitate the immune system recognition and response to these neoantigens. In addition, because an adaptive immune response includes a mechanism to create life-long lymphocytes, cancer vaccines may prevent relapse of cancer long after initial treatment.
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
We believe improved delivery of immunotherapies to the lymph nodes is required to generate the robust and multifunctional adaptive immune response, specifically T cell responses, needed for therapeutic efficacy. Our AMP technology is designed to deliver immunotherapeutic payloads of interest to lymph nodes.
Our Approach

The fundamental underpinning of our innovative approach is delivering immunotherapeutic payloads to lymph nodes. Our AMP technology is designed to rapidly deliver peptides, proteins, nucleic acids and small molecules to lymph nodes through reversible interactions with endogenous albumin. Our AMP technology has been flexibly designed to be manufactured with various peptide lengths and sequences optimizing the localization of the AMP-modified molecules to lymph nodes and the subsequent cellular processing required to generate robust T cell response.
AMP Technology: Lymph node targeting via albumin hitchhiking
Our proprietary AMP technology, and combined expertise in immunology and materials science, allows us to develop AMP immunotherapies capable of generating robust and differentiated immune responses. Our AMP immunotherapies utilize modular conjugation chemistry, potentially allowing for application to multiple therapeutic modalities, including peptides, proteins, nucleic acids, and small molecules as illustrated in the figure below:
AMP construction: A molecular conjugation approach for
delivery of immune therapeutics to lymph nodes
AMP molecules are multifunctional constructs with lipid tails linked to a therapeutic payload designed to accumulate in the lymph nodes through the body’s existing surveillance mechanisms. AMP molecules are designed to interact with endogenous albumin, an abundant serum protein that drains through lymphatic capillaries and accumulates in lymph nodes where foreign substances are collected for risk-assessment by sentinel immune cells. AMP molecules use their lipid tails to target the lymph nodes by hitchhiking on endogenous albumin after subcutaneous injection resulting in precise delivery to immune cells responsible for coordinating protective immune responses. Albumin hitchhiking is a well-established method for targeting molecules to lymph nodes. Our AMP technology preferentially delivers immuno-modulatory cargo to lymph nodes - potentially enhancing the magnitude, functionality, and durability of the immune response. We believe this lymph node-targeting technology has the potential to be broadly applicable to address significant unmet medical needs.
AMP Facilitated Albumin Hitchhiking

Targeting Common Validated Tumor Neoantigens
We believe a critical strategic benefit of our approach is training the immune system to recognize common neoantigens to generate an effective T cell-mediated anti-tumor response. Common neoantigens represent an elite class of tumor-specific antigens derived from recurrently mutated driver genes shared across certain types of cancer. Neoantigens are newly formed antigens generated by tumor cells as a result of various tumor-specific alterations, such as genomic mutation or dysregulated protein synthesis. Neoantigens are recognized as non-self and can readily trigger an immune response.
Our most advanced clinical product candidate, ELI-002, is a cancer vaccine that targets the tumor driver gene KRAS, which is mutated in more than 25% of all solid tumors. Our preclinical cancer vaccine candidates, ELI-007 and ELI-008, target two other key neoantigens TP53, the most commonly mutated cancer driver gene, and BRAF, a cancer driver gene found frequently in melanoma, thyroid, and colon cancers.
Utilizing potent adjuvants
In addition to utilizing well-known neoantigens, our product candidates incorporate potent adjuvants as our AMP immunotherapy’s rapid localization to the lymph nodes supports enhanced delivery to immune cells potentially resulting in higher, more robust immune responses with potentially fewer side effects. Adjuvants are any substance included in an immunotherapy intended to activate immune cells to elicit a stronger immune response. Our current product candidates utilize a modified form of the synthetic oligonucleotide adjuvant, soluble CpG 7909, intended to mimic bacterial DNA that has been extensively studied and incorporated into FDA-approved products.
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
Our Product Candidates
ELI-002: AMP Immunotherapy for mutant KRAS-driven Cancers
ELI-002 is a multivalent lymph node–targeted AMP peptide vaccine being developed to target seven KRAS driver mutations that are present in 25% of all solid tumor cancers including 88% of PDAC, 36% of CRC, and 25% of non-small cell lung cancer (“NSCLC”). Other cancers with significant proportions of KRAS mutations include bile duct and ovarian cancers. The KRAS protein relays signals from outside of the cell membrane to the cell nucleus influencing expression of downstream genes involved in the regulation of cell growth, cell differentiation, and cell death (also referred to as apoptosis). Mutations to the KRAS gene result in expression of overactive KRAS protein, driving aberrant signaling and unregulated cell growth, which are hallmarks of cancer.
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
 AMPLIFY-201: Our First-in-human Phase 1 trial (NCT04853017)
In October 2021, we initiated dosing of the 2-peptide version of ELI-002 (“ELI-002 2P”), covering KRAS G12D and G12R mutations, in a Phase 1 dose escalation study intended to evaluate safety and tolerability, as well as provide immunologic and anti-tumor proof of concept in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy. In April 2023, we completed enrollment of 25 patients with PDAC or CRC. In August 2024, we ended study visits for this study. Results published in Nature Medicine in January 2024 from a September 6, 2023 data cutoff, and long term follow up results presented at the ESMO Immuno-Oncology meeting in December 2024 from a September 24, 2024 data cutoff demonstrated (results from both timepoints presented below unless otherwise indicated):
•ELI-002 2P is generally well-tolerated with no dose limiting toxicities or serious adverse events
•Selection of a recommended Phase 2 dose of 10.0 mg Amph-CpG-7909
•84% of patients generated mKRAS-specific T cell responses with a 58x average fold-change compared to baseline (September 6, 2023 data cutoff)
•59% of patient responses included both CD4 and CD8 T cells (September 6, 2023 data cutoff)
•84% of patients had a decline in their tumor biomarker from baseline (September 6, 2023 data cutoff)
•100% of the above-median T cell response group (12.75X) achieved tumor biomarker responses to ELI-002; in the below-median group 67% (8/12) responded to ELI-002 (September 6, 2023 data cutoff)
•At a median follow-up of 19.7 months (September 24, 2024 data cutoff)
◦The median RFS was not reached for the above median T cell responders compared to 4.01 months among the below median T cell responders (HR 0.23, 95% CI 0.06-0.93, P=0.0184); 10 of the 13 of the above median T cell group were free from relapse or death
•77% reduction in risk of progression or death in the above median T cell responders to ELI-002 (September 24, 2024 data cutoff)
•Median relapse-free survival of 16.3 months for the 25 patient cohort (September 24, 2024 data cutoff)
•At a median follow-up of 19.7 months, the median overall survival was 28.9 months for the 25 full cohort; the median overall survival for the 20 PDAC subgroup was also 28.9 months (September 24, 2024 data cutoff)
In addition to ELI-002 2P, we evaluated a 7-peptide version of ELI-002 (“ELI-002 7P”), covering seven of the most common KRAS mutations (G12D, G12R, G12V, G12C, G12A, G12S, and G13D), thereby increasing the eligible patient population for ELI-002 and potentially reducing the chance of tumor bypass resistance mechanisms.
AMPLIFY-7P Phase 1/2 clinical trial (NCT05726864)
This trial is to assess the safety and efficacy of ELI-002 7P as adjuvant monotherapy treatment in patients with solid tumors carrying mutated KRAS. In April 2023, we initiated dosing of the Phase 1A portion of the trial enrolling 14 patients through October 2023 who were evaluated for safety and efficacy of two ELI-002 AMP-peptide total dose levels (1.4mg and 4.9mg) in combination with the 10.0 mg Phase 2 dose of Amph-CpG-7909. In September 2023, the Independent Data Monitoring Committee (“IDMC”) reviewed the available Phase 1A data and determined enrollment for the Phase 2 portion of the study could be opened. Preliminary results from the Phase 1A trial were presented at the ASCO Annual Meeting in June 2024 from a December 18, 2023 data cutoff, which demonstrated:
•ELI-002 7P administered as a monotherapy was well tolerated and generated a ~100x mKRAS-specific expanded T cell response relative to baseline levels
•ELI-002 7P generated a mKRAS-specific T cell response in 100% of patients including responses targeting all mKRAS mutations enrolled (G12D, V, R and G13D)
•mKRAS-specific T cells were polyfunctional with 85.7% (6/7) of evaluable patients having both CD8+ and CD4+ responses at the 4.9 mg Phase 2 dose level
•Tumor biomarker reductions were observed in 71% (5/7) of evaluable patients at the 4.9 mg Phase 2 dose level

•ELI-002 7P was shown to induce antigen-spreading with increased T cell responses targeting non-immunizing, personalized tumor neoantigens in 100% (6/6) of evaluable patients at the 4.9 mg Phase 2 dose level
•Recommend Phase 2 dose was selected as 4.9 mg of AMP-peptides and 10.0 mg Amph-CpG-7909 adjuvant
In January 2024, we announced the first patient had been dosed in the randomized Phase 2 portion of the AMPLIFY-7P trial of ELI-002 7P as an adjuvant monotherapy treatment for patients with KRAS-mutated PDAC. The Phase 2 portion of the trial utilized disease-free survival (“DFS”) as the primary endpoint. Patients were randomized in a 2:1 ratio to receive ELI-002 7P (10.0 mg AMP-CpG and 4.9 mg AMP-peptides 7P) or the current standard of care (observation), respectively. Crossover was permitted for patients randomized to the observation arm upon confirmed radiographic relapse via iRECIST. In December 2024, we announced completed enrollment and will continue to follow patients for up to 36 months. The Phase 2 DFS event-driven interim analysis is expected in Q3 2025, depending on rate of event accrual. To determine how long patients live without their cancer returning, the study will compare events (cancer detected on an imaging scan or death) in the AMPLIFY-7P versus observation groups once the pre-specific total number of events are observed.
ELI-007: AMP Immunotherapy for mutant BRAF-driven Cancers
ELI-007 is a multivalent lymph node–targeted AMP peptide vaccine developed to target 95% of the BRAF gene mutations found in solid tumors. The BRAF gene is part of an intracellular signaling pathway that drives cell growth and division. BRAF mutations can lead to uncontrolled cell growth and are present in multiple types of cancer, including 40% in melanoma, 9% in CRC, and 2% in lung cancer. High levels of BRAF protein expression in these tumors suggest susceptibility to T cells targeting the mutated protein. We received funding for the initial development of ELI-007 through three grants from the Gastro-Intestinal (“GI”) Research Foundation.
At the November 2023 Society for Immunotherapy of Cancer annual meeting, we presented preclinical data demonstrating ELI-007 can generate robust mutant BRAF-specific polyfunctional T cell responses in a murine model. We are currently evaluating opportunities to advance ELI-007 through partnerships, collaborations or additional grants.
ELI-008: AMP Immunotherapy for mutant TP53-expressing Cancers
ELI-008 is a multivalent lymph node–targeted AMP peptide vaccine developed to target TP53 hotspot mutations. TP53 is a tumor-suppressing protein that controls DNA replication processes where mutated TP53 protein contributes to uncontrolled cell growth and tumor progression. We designed ELI-008 to target ~30% of the TP53 hotspot mutations found in solid tumor cancers including melanoma, CRC, and NSCLC. We received funding for the initial development of ELI-008 through three grants from the GI Research Foundation.
At the November 2023 Society for Immunotherapy of Cancer annual meeting, we presented preclinical data demonstrating ELI-008 can generate robust mutant TP53-specific polyfunctional T cell responses in a murine model. We are currently evaluating opportunities to advance ELI-008 through partnerships, collaborations or additional grants.
AMP Platform Potential Expansion
Our AMP platform has broad potential applications for the treatment or prevention of cancer and other diseases. These other applications include immune cell therapy AMP-lifiers for CAR T cell therapeutics and TCR T cell therapeutics. We intend to advance additional applications of the AMP platform via out-licensing, co-development, or other partnership arrangements.
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
Licensing, Collaboration and Partnership Agreements
MIT License Agreement
On January 27, 2016, we entered into an Exclusive Patent License Agreement with Massachusetts Institute of Technology (“MIT”), which has been amended from time to time (the “MIT License Agreement”). Pursuant to the MIT

License Agreement, we were granted an exclusive, worldwide license, with the right to sublicense, to certain patents and patent applications owned by MIT related to the AMP technology for the diagnosis, treatment or prevention of diseases. The licensed patent claims cover vaccine products in development by us for our current lead programs in tumor indications where mutant KRAS, rearranged Anaplastic lymphoma kinase (“ALK”), or certain other proteins that are drivers of disease, as well as programs using CpG as an adjuvant for immune activation in conjunction with an immunostimulatory agent. The MIT License Agreement established annual license payment obligations and intellectual property cost reimbursement obligations for which we are responsible, specific product categories (including immunotherapeutic products and adjuvant products) for which we are required to invest specified minimum amounts of research funding and the timing of such investment, specified development and commercialization milestone obligations, and payments due with respect to the achievement of these milestones.
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
We are also obligated to pay a percentage of any revenue that we or our sublicensees earn from the provision of services using licensed products or that utilizes a process that would infringe the MIT patent rights. We are also obligated to pay a percentage of any payments we receive from our sublicenses, with certain exceptions. We are also required to share a portion of any funds we or a sublicensee receives in respect of the sale of a regulatory voucher that is granted by any regulatory authority based upon the regulatory approval of a product subject to the MIT License Agreement for the treatment of a neglected disease. MIT controls the prosecution and maintenance of the licensed patent rights, and we are required to pay all costs and fees associated with patent prosecution and maintenance of the licensed patents. Patent protection for the MIT licensed patents is being sought in the United States and elsewhere, including Australia, Canada, Europe, Hong Kong and Japan.
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

We have sought patent protection in the United States and internationally related to the AMP platform technology as well as the mKRAS, universal adjuvant, mutant serine/threonine-protein kinase BRAF, and mutant TP53 programs. We have issued patents in Australia, China, Hong Kong, Israel, Japan, Nigeria, Russia, Saudi Arabia, Singapore, Ukraine, and the United States covering clinical product candidates but the patent portfolio owned by us currently largely comprises pending applications. Such applications may not result in issued patents and, even if patents do issue, such patents may not be in a form or scope that will provide us with meaningful protection for our product candidates. We also rely on trade secrets that may be important to the development of our business. Trade secrets are difficult to protect and provide us with only limited protection, as trade secrets do not protect against independent development of a technology by third parties.
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
In addition to patent protection, we also rely on trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, contract research organizations, contract manufacturing organizations, sponsored researchers, advisors, and other third parties to execute confidentiality agreements upon the commencement of employment, consulting, or service relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.
The patent positions of biotechnology companies are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. Third-party patents could require us to alter our development or commercial strategies, or our products or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see “Risk Factors—Risks Related to Our Intellectual Property.”
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
We also have a patent family titled “Compounds including a mutant KRAS sequence and a lipid and uses thereof” with granted patents in Australia, China, Hong Kong, Japan, Russia, Saudi Arabia, Singapore, and the United States and pending applications in the United States, the United Arab Emirates, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Malaysia, Nigeria, New Zealand, Thailand, Ukraine, and South Africa. This patent family relates to our products in development for tumor indications where mutant KRAS is a driver of disease.

We also have a patent family titled “CpG amphiphiles and uses thereof” with granted patents in Israel, Nigeria, Russia, Saudi Arabia, Singapore, and Ukraine and pending applications in the United States, the United Arab Emirates, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Thailand, and South Africa. This patent family relates to our products in development for tumor indications where expression of human papillomavirus protein(s) is a driver of disease.
We also have a patent family titled “Compositions and methods for inducing an immune response against coronavirus” with pending applications in the United States, Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, and Mexico. This patent family relates to the use of our AMP technology, including products in development, in methods of inducing an immune response against coronavirus.
We also have a patent family titled “Uses of amphiphiles in immune cell therapy and compositions therefor” with pending applications in the United States, Australia, Canada, Europe, Hong Kong, Japan, and New Zealand. This application relates to the use of our AMP technology, including products in development, in immune cell therapy.
We also have a patent family titled “Compositions containing polynucleotide amphiphiles and methods of use thereof” with pending applications in the United States, Australia, Canada, Europe, Hong Kong, Japan, and New Zealand. This application relates to aspects of our AMP technology platform.
We also have a pending PCT international application titled “Compositions containing polynucleotide and polypeptide amphiphiles and methods of use thereof.” This application relates to aspects of our AMP technology platform.
We also have a pending PCT international application titled “Compositions containing mutant P53 peptide amphiphiles and methods of use thereof.” This application relates to aspects of our AMP technology platform.
We have sole ownership of the above patents and patent applications. For these patents and for any patents granted on the pending applications, we anticipate that patent expiration would occur between 2037 and 2044 without taking into consideration patent term adjustments or extensions.
We also have a pending U.S. application titled “Uses of amphiphiles in immune cell therapy and compositions therefor.” This application relates to aspects of our AMP technology platform in connection with immune cell therapy. This application is co-owned with the University of Pennsylvania. If we are granted patents on this pending application, it is anticipated that patent expiration would occur in 2043 without taking into consideration patent term adjustments or extensions.
We also have a pending PCT international application titled “Compositions containing BRAF peptide amphiphiles and methods of use thereof.” This application relates to aspects of our AMP technology platform. This application is co-owned with Cornell University. If we are granted patents on national phase entries of this application, it is anticipated that patent expiration would occur in 2044 without taking into consideration patent term adjustments or extensions.
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
•“Albumin binding peptide conjugates and methods thereof,” which contains two patents granted in the United States, as well as pending applications in China, Hong Kong, Japan, and Europe, which relates to certain additional aspects of our AMP platform technology;
•“Chimeric antigen receptor-targeting ligands and uses thereof” with a pending application in the United States, which relates to further aspects of our AMP platform technology;
•“Compositions for chimeric antigen receptor T cell therapy and uses thereof” which contains a patent granted in Russia, as well as pending applications in the United States, Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, Mexico, and New Zealand, which relates to the use of our AMP platform technology in connection with CAR T therapy;

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
Manufacturing
We do not own or operate facilities for clinical drug manufacturing, storage, distribution or quality testing. Currently, all of our clinical manufacturing is outsourced to third-party contract manufacturing organizations. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term committed supply arrangements with respect to our product candidates and other materials. Our product candidates are manufactured using reliable and reproducible synthetic processes from readily available starting materials and are based on chemistry that is amenable to scale up. We expect to continue to develop product candidates that can be produced cost effectively at contract manufacturing facilities. See "Risk Factors — We rely on CMOs to manufacture our nonclinical and clinical pharmaceutical supplies and expect to continue to rely on CMOs to produce commercial supplies of any approved product candidate, and our dependence on CMOs could adversely impact our business.”
Competition
The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, fierce competition, and strong defense of intellectual property. While we believe our technology, expertise, scientific knowledge, and intellectual property estate provide competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, biotechnology companies, academic institutions, governmental agencies, and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunotherapy and, furthermore, within the treatment of cancer.
In addition to the current standard of care treatments for patients, numerous commercial and academic preclinical studies and clinical trials are being undertaken by many parties to assess novel technologies and product candidates in the field of immunotherapy. In the treatment of mKRAS associated cancers there are two approved therapies for NSCLC, Amgen Inc.’s (“Amgen”) LUMAKRAS and Mirati Therapeutics, Inc.’s, a wholly owned subsidiary of Bristol Myers Squibb Co. (“Mirati”), KRAZATI, both of which are for a single KRAS mutation. Other companies developing clinical stage personalized cancer vaccine therapies or mKRAS-targeted therapies include AstraZeneca Plc (“AstraZeneca”), BioNTech SE (“BioNTech”), BridgeBio Pharma Inc. (“BridgeBio”), Boehringer Ingelheim (“Boehringer”), Bristol Myers Squibb Co. (“Bristol Myers”), Circio Holding ASA (“Circio”), Eli Lilly & Co., Inc. (“Eli Lilly”), Geneos Therapeutics, Inc. (“Geneos”), Gilead Sciences, Inc. (“Gilead”), Hookipa Pharma Inc. (“Hookipa”), Merck & Co. (“Merck”), Moderna, Inc. (“Moderna”), Novartis International AG (“Novartis”), Roche Holding Ltd. (”Roche”)/Genentech, Inc. (“Genentech”), and Revolution Medicines, Inc. (“Revolution”).
Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical, and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in the recruiting and retaining of qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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
Government Regulation and Product Approval
Governmental authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacturing, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of biopharmaceutical products. In addition, sponsors of biopharmaceutical products participating in Medicaid, Medicare, and other government health care programs are required to comply with mandatory price reporting, discount, and rebate requirements. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, requires the expenditure of substantial time and financial resources.
FDA Regulation
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Services Act (“PHSA”), and their implementing regulations. The FDA further has issued a growing body of guidance documents, which, while not binding, provide the agency’s current interpretation of its statutes and regulations. Failure to comply with the applicable U.S. requirements may subject an applicant to administrative or judicial sanctions, such as FDA refusal to approve pending biologics license applications (“BLAs”) or the agency's issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution brought by the FDA and the U.S. Department of Justice (“DOJ”) or other governmental entities.
The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•completion of preclinical (or non-clinical) laboratory tests and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulations;
•submission to the FDA of an Investigational New Drug application (“IND”) which must become effective before human clinical trials may begin at United States clinical trial sites;
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
•submission to the FDA of a BLA;
•satisfactory completion of an FDA advisory committee review, if applicable; and
•FDA review and approval of the BLA to permit commercial marketing for particular indications for use.
Preclinical Studies and IND Submission
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or target indication. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, and may involve in vitro testing or in vivo animal studies to assess the potential for toxicity, adverse events, and other safety characteristics of the product candidate, and in some cases to establish a rationale for therapeutic use. Such studies must generally be conducted in accordance with FDA GLP regulations. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the PHSA to specify that non-clinical testing for drugs and biologics may, but is not required to, include in vivo animal studies. According to the amended language, a sponsor may fulfill non-clinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal studies.
Prior to commencing the first clinical trial at a U.S. investigational site with a product candidate, an IND sponsor must submit the results of the non-clinical tests, together with manufacturing information, analytical data, any available clinical data or relevant scientific literature (including data from clinical trials conducted outside of the United States), and proposed clinical study protocols among other things, to the FDA as part of an IND. An IND is a request from a clinical study sponsor to obtain authorization from the FDA to administer an investigational drug or biological product to humans in accordance with a specific clinical trial protocol. Some long-term non-clinical testing to further establish the safety profile of the product candidate, as well as manufacturing process development and product quality evaluation, may continue after the IND is submitted.
An IND goes into effect upon notification by the FDA or automatically 30 days after receipt by the FDA, unless the FDA, within the 30–day-time period, notifies the sponsor of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve all outstanding concerns or questions posed by the FDA before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance with applicable regulations. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
Clinical Trials
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with federal regulations and GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the trial by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A statistical analysis plan will be prepared for analysis of the data collected. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an IRB at each site participating in the clinical trial, or a central IRB, must review and approve the protocol (initial and amendments) for any clinical trial, informed consent forms, and communications and documents provided to trial subjects before a trial commences at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Status reports summarizing the progress of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if suspected unexpected serious adverse reactions occur, findings from other studies suggest a significant risk to humans exposed to the investigational product, findings from animal or in vitro testing suggest a significant risk for human subjects, or other significant safety information is found.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions on various grounds, including if the agency believes that the clinical trial either is not being conducted in accordance with regulatory requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require performance of the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities. Some clinical trials also include oversight by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee (“DMC”) which provides authorization for whether a trial may move forward at designated check points based on review of certain data from the trial, to which only the DMC has access, and may recommend halting the trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.
Sponsors of clinical trials of certain FDA-regulated products generally must register and disclose certain clinical trial information to a public registry maintained by the National Institutes of Health (“NIH”). In particular, information related to the investigational product, patient population, phase of investigation, trial site locations and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results may be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. Department of Health and Human Services’ Final Rule and NIH’s complementary policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.
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
•Phase 3—Clinical trials are undertaken with broader subject populations, generally at geographically dispersed clinical trial sites, to generate sufficient data to provide statistically significant evidence of clinical efficacy and safety of the product candidate, to establish the overall risk-benefit profile of the product candidate, and to provide adequate information for the labeling of the product candidate. Typically, two adequate, well-controlled trials are required by the FDA for biological product approval. Under some limited circumstances, however, the FDA may approve a BLA based upon a single clinical trial plus confirmatory evidence from a post-market trial or, alternatively, a single large, robust, well-controlled multicenter trial without confirmatory evidence.
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
The FDA may also require, or companies may voluntarily conduct, additional clinical trials for the same indication after a product is approved. These post-approval trials, generally referred to as Phase 4 clinical trials, are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials as a condition of approval of a BLA. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate and can provide important safety information.
Concurrent with clinical trials, companies usually complete additional non-clinical studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new medical product to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.
Marketing Application Submission, Review by the FDA, and Marketing Approval
Assuming successful completion of the required clinical and preclinical testing in accordance with all applicable regulatory requirements, the results of product development, including chemistry, manufacture, and controls information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of a BLA requesting approval to market the product for one or more indications. A BLA must contain sufficient evidence of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA submission is subject to a substantial application user fee, and the sponsor of an approved BLA is also subject to an annual program fee. The FDA adjusts the PDUFA user fees on an annual basis. The application user fee must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Product candidates that are designated as orphan products are also not subject to application user fees, unless the application also includes a non-orphan indication.
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
The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) if it determines that a REMS is necessary to ensure that the benefits of the product candidate outweigh the risks and to assure safe use of the biological product. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe and effective use, such as restricted distribution methods, patient registries, or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks.
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
Under the goals and policies agreed to by the FDA under PDUFA, the FDA has set the review goal of completing its review of 90% of BLAs within 10 months of the filing date for a standard application and within six months of the filing date for an application with priority review. For all original BLAs, the 10 and six-month time periods run from the filing date; for all other submissions, including resubmissions, efficacy supplements and other supplements, the FDA’s stated review time periods, ranging from two to 10 months, run from the submission date. This review goal is referred to as the PDUFA date. The PDUFA date is only a goal, and it is not uncommon for FDA review of a BLA to extend beyond the PDUFA date. The review process and the PDUFA date may also be extended if the FDA requests, or the sponsor otherwise provides, substantial additional information or clarification regarding the submission.
The FDA may also refer certain applications to an advisory committee. Before approving a product candidate for which no active ingredient has previously been approved by the FDA, the FDA must either refer that product candidate to an external advisory committee or provide in an action letter a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. The FDA may also refer other product candidates to an advisory committee if FDA believes that the advisory committee’s expertise would be beneficial. An advisory committee is typically a panel that includes clinicians and other experts, who review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making product approval decisions.
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
After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (“CRL”). A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form, and it describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application and may require additional clinical or non-clinical testing for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional Phase 3 clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA’s goal is to review 90% of application resubmissions in either two or six months of the resubmission date, depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
Even if the FDA approves a product, it may limit the approved indications or populations for use of the product; require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety and efficacy after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA also may not approve label statements that are necessary for successful commercialization and marketing or may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs.
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
Biosimilarity, which requires no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be demonstrated through analytical studies, animal studies, and one or more clinical trials. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with the reference product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic without such alternation or switching. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The FDA approved the first interchangeable biosimilars, including an interchangeable monoclonal antibody biosimilar, in 2021.
A reference biologic is granted 12 years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biological product will be granted an exclusivity period of up to one year after it is first commercially marketed. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. As part of the Consolidated Appropriations Act for 2023, Congress amended the PHSA in order to permit multiple interchangeable products approved on the same day to receive and benefit from the one-year exclusivity period. If pediatric studies are performed and accepted by the FDA as responsive to a written request, the 12-year exclusivity period will be extended for an additional six months. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.
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
The FDA’s approach to determining the scope of orphan drug exclusivity has been challenged in court, but at this time, the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.
Fast Track, Breakthrough Therapy and Priority Review Designations
The FDA is authorized to designate certain products for expedited development or review if they are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. These programs include fast track designation, breakthrough therapy designation, and priority review designation.
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
Finally, the FDA may grant priority review designation to product candidates that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness over existing therapies. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug or biologic represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from 10 months to six months for an original application from the date of filing.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation, and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to establish the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug or biologic. As part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs or biologics previously being considered for accelerated approval. Under the act’s amendments to the FDCA, the FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on the FDA’s website. The amendments also give the FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval of a new BLA or a supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials. The FDA may also place other conditions on approvals, including the requirement for a REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.
In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the quality and long-term stability of the product. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These third-party manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers, including third-party manufacturers, and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, voluntary recall and regulatory sanctions as described further below.
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
Moreover, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA imposes phased-in and resource-intensive obligations on biopharmaceutical manufacturers, wholesale distributors, and dispensers related to product tracking and tracing over a 10-year period which culminated in November 2023. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the products to wholesale distributors and dispensers to which product ownership is transferred, label products with a product identifier, and keep certain records regarding the product. A manufacturer must also verify that purchasers of the manufacturer’s products are appropriately licensed. Further, under this legislation, manufacturers have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024.
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, product license or approval suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in federal and state health care programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences.
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
Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations
Although we currently do not have any products on the market, our business activities and current and future arrangements with investigators, health care professionals, consultants, third-party payors and customers may be subject to regulation and enforcement by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the DOJ, the Department of Health and Human Services and its various divisions, including the Centers for Medicare and Medicaid Services (“CMS”) and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous health care laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below, as well as state and federal consumer protection and unfair competition laws.
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with health care providers or other entities, prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal health care programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical industry members on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, including purchases of products paid by federal health care programs, the statute has been violated. The Patient Protection and Affordable Care Act (”ACA”) of 2010, as amended, also modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
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
Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) and its implementing regulations impose requirements on covered entities relating to the privacy, security, and transmission of individually identifiable health information, known as protected health information. Among other things, the HITECH Act, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. The HITECH Act also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. We are not a covered entity or a business associate under HIPAA, however, we are indirectly affected by HIPAA because the protected health information held by investigators conducting our clinical trials is subject to HIPAA and can only be used for our research consistent with HIPAA requirements imposed on those investigators.
In addition, numerous federal and state laws and regulations, including state data breach notification laws, and federal and state consumer protection laws govern the collection, use, disclosure, and protection of health-related and other personal information. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and in 2020, California voters passed the California Privacy Rights Act (the “CPRA”), which became effective as of January 1, 2023, and significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, in addition to establishing a new regulatory agency, the California Privacy Protection Agency.
Many states have also adopted fraud and abuse laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate sponsors’ use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to health care providers and other potential referral sources; impose restrictions on marketing practices; or require sponsors to track and report information related to payments, gifts, and other items of value to physicians and other health care providers. Furthermore, to distribute products commercially, we must comply with state laws requiring the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases, typically as consumer protection laws. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.
If our operations are found to be in violation of any of the laws or regulations described above or any other laws that apply to us, we may be subject to penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government health care programs, corporate integrity agreements, suspension and debarment from government contracts and non-procurement transactions such as grants, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to health care professionals.
Coverage and Reimbursement Generally
The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which therapeutics they will pay for and establish reimbursement levels for health care. A growing trend in recent years is the containment of health care costs. Accordingly, governmental payors are increasingly trying to control therapeutic prices through reimbursement restrictions, rebates, mandatory discounts, and formulary restrictions, among other strategies.
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
Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions covered by such programs. By example, payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires sponsors to submit certified pricing information to CMS. The Medicaid Drug Rebate statute and state statutes require sponsors to calculate and report price points, which are used to determine mandatory rebate payments or negotiate supplemental rebate payments on both the state and federal level and Medicaid payment rates for certain therapeutics. For therapeutics paid under Medicare Part B, sponsors must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. Furthermore, as a condition of receiving Medicare Part B reimbursement for eligible drugs or biologicals, the manufacturer is required to participate in other government health care programs, including the Medicaid Drug Rebate Program and the

340B Drug Pricing Program. The Medicaid Drug Rebate Program requires biopharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of Department of Health & Human Services (“DHHS”) as a condition for states to receive federal matching funds for the manufacturer’s outpatient therapeutic products furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. In addition, therapeutics covered by certain government payor programs are subject to an additional inflation penalty which can substantially increase rebate payments. Certain states have also enacted laws requiring manufacturers to report certain pricing information, including drug price increases. States laws may also limit the amount that prices may be increased or require negotiation of supplemental rebates for new drugs entering the market at price points determined to be high. Refusal to negotiate supplemental rebates can negatively affect market access and provider reimbursement.
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
Further, the increased emphasis on managed health care in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, laws, regulations and judicial decisions related to governmental health benefit programs, health care reform, biopharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health insurers, and other third-party payors.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment (“HTA”)) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products that may be approved for commercialization in such countries. Historically, products launched in the European Union do not follow price structures of the United States, and prices generally tend to be significantly lower in the European Union.
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
Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved or that significant price concessions will not be required to avoid restrictive conditions. High health plan co-payment requirements may result in patients refusing prescriptions or seeking alternative therapies. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Legislative proposals to reform health care or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that health care payors and providers are instituting and any health care reform could significantly reduce our revenues from the sale of any products for which we may obtain approval. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.
Health Care Reform Measures
In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell therapeutic products that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the FDA and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. For example, the ACA has had a significant impact on the health care industry in the United States. The ACA expanded coverage for the uninsured while at the same time containing overall health care costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by such manufacturers under the rebate program and extended the program to individuals enrolled in Medicaid managed care organizations; established annual fees on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program. Additionally, the CREATES Act, which became law on December 20, 2019, aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.
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
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug or biological product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biological product manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
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
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and suspension and debarment from government contracts, and refusal of orders under existing government contracts. However, in February 2025, President Trump issued an executive order directing the DOJ to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.
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
To obtain a marketing authorization of a medicinal product in the European Union, we may submit marketing authorization applications (“MAA”) either under the so-called centralized or national authorization procedures. Before granting the marketing authorization under any such procedures, described below, the European Medicines Agency (“EMA”) or the competent authorities of the individual member states assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Centralized procedure
The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.
National authorization procedures
There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
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
Only products for which marketing authorizations have been granted may be promoted in the European Union. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after the initial five-year period on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA, or the applicable competent authority, with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission, or the applicable competent authority, decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any marketing authorization which is not followed by the actual placing of the drug on the market in the European Union (in case of centralized procedure) or on the market in the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).
In April 2023, the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. As of March 2025, the Council of the EU is conducting a technical examination of the proposal. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

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
The GDPR also enhances enforcement authority and imposes large penalties for non-compliance, including the potential for fines of up to €20 million or 4% of annual global turnover of the infringer, whichever is greater. Additionally, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
United Kingdom Regulation
As of January 1, 2021, EU law no longer directly applies in the United Kingdom (“United Kingdom” or the “UK”). The United Kingdom has adopted existing EU medicines regulation as standalone UK legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.
In order to market medicines in the United Kingdom, manufacturers must hold a UK authorization. On January 1, 2021, all EU marketing authorizations were converted to UK marketing authorizations subject to a manufacturer opt-out. UK medicines legislation is subject to future regulatory change under the Medicines and Medical Devices Act 2021, which sets out a framework for the adoption of medicines regulation. Guidance issued by the Medicines and Healthcare products Regulatory Agency (“MHRA”) states that the United Kingdom will have the power to take into account marketing authorizations made under the EU decentralized and mutual recognition procedures. In addition, the MHRA’s guidance has been updated to refer to UK-specific licensing procedures including routes of evaluation for novel and biotechnological products. In some cases, medicinal products may be eligible for submission through the International Recognition Procedure, which was launched by MHRA in January 2024 to provide an expedited authorization pathway for products that have received positive marketing authorization decisions from trusted partner agencies, such as the EMA or the FDA. In Northern Ireland, however, marketing applications granted by the European Commission continue to apply.
Different rules apply in Northern Ireland following implementation of the Northern Ireland Protocol, under which European Union central marketing applications continue to apply there. However, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is effective as of January 1, 2025 and requires changes to the system that was previously in effect under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the United Kingdom. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (including Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.
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
Rest of the World Regulation
For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America, Asia, as well as Australia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement, and data privacy vary from country to country. Additionally, clinical trials to support applications for marketing authorization in such jurisdictions must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Human Capital
As of December 31, 2024, we had 32 employees, all of whom were full-time, 10 of whom have Ph.D. or M.D. degrees, and 26 of whom are engaged in research and development and manufacturing activities. We do not have any employees represented by a labor union or covered under a collective bargaining agreement.
Talent Acquisition and Retention
We are committed to pioneering the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. To that end, we recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. We offer competitive compensation packages including base salary, annual incentive bonuses, and long-term equity incentive awards. We also offer comprehensive and robust employee benefits, such as life, disability, and health insurance, health savings accounts, paid time off, and a 401(k) plan. We also provide flexible work arrangements consisting of remote, hybrid, and onsite work. We believe that our non-lab-based employees can be highly productive working remotely and we are building a culture that closely connects all employees, regardless of location, based on open and frequent communication, transparency, and employing people with a desire to participate in company events, frequent video face to face discussions, and other activities designed to eliminate “remoteness” from working remotely. We pride ourselves on our strong company culture and initiatives aligned with our mission, vision, and values. In addition, we strive to provide a collegial atmosphere where teamwork and collaboration are emphasized and valued. We use internal and external resources to recruit highly skilled candidates for open positions. It is our express intent to be an employer of choice in our industry by providing market-competitive compensation and benefits packages and we believe we are able to attract and retain superior talent as measured by our minimal turnover rate and high employee service tenure. We are an equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.
Training and Development
We believe in encouraging employees to become lifelong learners by providing ongoing learning and leadership training opportunities. We strive to provide real-time recognition of employee performance. In addition, we have formal mid-year and annual review processes to determine individual contributions that may lead to pay and equity adjustments. The mid-year and annual review processes also help us identify areas where training and development may be needed.
Corporate Information
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc. in August 2011. On January 17, 2023, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Angion Biomedica Corp. (“Angion”), a clinical-stage biotechnology company, Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Elicio Operating Company, Inc. (“Former Elicio”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”). On June 1, 2023, the Company

completed the Merger in accordance with the terms and conditions of the Merger Agreement and Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.”
We and Former Elicio each have a principal executive office at 451 D Street, Suite 501, Boston, MA 02210.
Available Information
We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.
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
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risk factors set forth below as updated by our subsequent filings under the Exchange Act, before deciding whether to purchase our securities. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties not presently known to us could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities, and the occurrence of any of these risks might cause you to lose all or part of your investment.
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
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K filed with the SEC.
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
•Our product candidates are at an early stage of development and, except for our AMPLIFY-201 and AMPLIFY-7P clinical trials, we have not previously conducted clinical trials with our product candidates. We may not be able to effectively design and execute a clinical trial that supports marketing approval and may not successfully develop or commercialize our product candidates.

•Our clinical trial results may not support approval by the FDA or comparable foreign regulatory authorities and such failure to obtain regulatory approval of our product candidates would significantly harm our business, results of operations, and prospects.
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
•We are substantially dependent on patents we license from MIT and if the licensed patent rights lack legal effect or if there is a dispute under the license agreement or changes to the scope of the agreement, it could lead to a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our operations have consumed substantial amounts of cash. During the years ended December 31, 2024 and 2023, we incurred research and development expenses of $33.7 million and $23.8 million, respectively, and net losses of $51.9 million and $35.2 million, respectively. We will require substantial additional funds to support our continued research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals and potential commercialization. Additionally, our estimates on future financial needs may be based on assumptions that prove to be wrong, and we may spend our available financial resources much faster than we expect.
Until such time, if ever, that we can generate sufficient product revenue and achieve profitability, we expect to seek to finance future cash needs through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. We currently have no other commitments or agreements relating to any of these types of transactions, other than our Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC and obligations related to the exercise of previously issued warrants, and cannot be certain that additional funding will be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, completing acquisitions or declaring or paying dividends.
Furthermore, the impact of macroeconomic factors, including the current inflationary environment and the imposition of tariffs, in addition to geopolitical instability and tensions, could make the terms of any available financing less attractive to us and more dilutive to our existing stockholders. If we are unable to raise additional capital, we will have to delay, curtail or eliminate one or more of our research and development programs or cease operations. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Annual Report on Form 10-K. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted a majority of our resources to developing ELI-002, but this product candidate cannot be marketed or commercialized until regulatory approvals have been obtained. Meaningful revenues will likely not be available unless ELI-002 or any of our current or future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur.
We believe that our cash on hand will enable us to fund our operations into the fourth quarter of 2025 based on our current plan. This period could be shortened if there are any significant increases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. If we are unable to obtain additional capital and continue as a going concern, we might have to further scale back our operations or liquidate our assets and cease operations entirely, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of capital resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.
We may be unsuccessful in raising the capital necessary to address our going concern issues, or if we are successful, it may be on terms that are highly dilutive to existing stockholders.
Historically, we have funded our operations by raising capital from external sources and from the Merger (as defined below). However, we are currently facing significant challenges to our ability to raise capital through the sale of common stock, including the following factors:
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
Since we are a clinical-stage biotechnology company, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Specifically, we have generated net losses each year since our inception, including $51.9 million and $35.2 million for the years ended December 31, 2024 and 2023, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit is expected to increase significantly as we expand development and clinical trial activities for our product candidates. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.
We believe that our cash on hand will enable us to fund our operations into the fourth quarter of 2025 based on our current plan. We are dependent on obtaining, and are continuing to pursue, necessary funding from outside sources, including obtaining additional funding from the issuance of securities in order to continue our operations. Without adequate funding, we may not be able to meet our financial obligations.
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
•seek and maintain grants that may be necessary for continuing operations;
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
•negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and perform our obligations in such collaborations;
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

We are a clinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology, and preclinical and clinical development of our product candidates. While we ended study visits for the Phase 1 trial of ELI-002 in August 2024, we have not yet successfully completed any other clinical trials for our product candidates, manufactured our product candidates at commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates, if approved. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere herein and also include, among other things:
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
In our 2023 Form 10-K, we identified material weaknesses in our internal control over financial reporting related to our control environment. More specifically, we determined that we had not ensured calculations used in financial reporting were properly reviewed, including earnings per share (“EPS”) and weighted average shares outstanding (“WASO”) calculations as a result of a lack of finance and accounting staff with the appropriate U.S. GAAP technical expertise needed to identify, evaluate, and review such calculations. This material weakness was remediated as of December 31, 2024. Additionally, in our 2023 Form 10-K, we determined that we had not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate U.S. generally accepted accounting principles (“U.S. GAAP”) technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We also determined that we had insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end. Although we initiated efforts to remediate these material weaknesses, the material weaknesses have not been fully remediated as of December 31, 2024. Our remediation efforts are intended to address the identified material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions operate effectively for a sufficient period of time.
We have implemented additional measures to address the remaining material weaknesses identified, however, these material weaknesses will not be considered remediated until the applicable remedial actions operate effectively for a sufficient period of time. As part of these additional measures, we engaged SEC compliance and technical accounting consultants to assist in evaluating transactions for conformity with U.S. GAAP. Also, we hired additional finance and accounting personnel, including a Staff Accountant, to augment accounting staff and to provide more resources for complex accounting matters and financial reporting. We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on complex and non-routine transactions. These controls include an additional review process to ensure that the correct conclusions are reached with respect to complex and non-routine transactions and avoid the potential for a material misstatement of our financial statements. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.
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
We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.
Changes in interpretation or application of U.S. GAAP may adversely affect our operating results.
We prepare our consolidated financial statements to conform to U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various other regulatory and accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.
Risks Related to the Development of our Product Candidates
Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
In April 2023, we completed enrollment of the AMPLIFY-201 trial for ELI-002, our 2-peptide formulation, targeting Kirsten rat sarcoma viral oncogene homolog (“KRAS”) gene mutations, which product candidate also includes ELI-004, our universal AMP-modified CpG adjuvant. In October 2023, we completed enrollment of the AMPLIFY-7P Phase 1 portion of the trial for ELI-002, our 7-peptide formulation, and initiated enrollment of the AMPLIFY-7P Phase 2 portion of the trial in January 2024. In November 2024, we completed enrollment in our AMPLIFY-7P Phase 2 portion of the ELI-002 trial. All of our other product candidates are in preclinical development and will require substantial further capital expenditures, development, testing, and regulatory approval prior to commercialization. With the limited data on ELI-002, we may not be able to effectively design and execute clinical studies that ultimately support marketing approval. In addition, we have not initiated or submitted for any marketing authorization to any health authorities.
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
The nonclinical and clinical development, manufacturing, packaging, labeling, storage, record-keeping, advertising, promotion, post-approval monitoring and reporting, import, export, marketing and distribution, among other activities, of our product candidates are subject to extensive regulation by the FDA and by comparable health authorities in foreign markets. We are not permitted to market or promote our product candidates in the United States until we receive approval from the FDA of a BLA, or in any jurisdictions outside of the United States until we receive similar authorization from analogous foreign authorities, and we may never receive such regulatory approvals for any of our product candidates.
Some of our product candidates have only been tested in a nonclinical setting and while those studies have been subject to certain regulatory requirements in order to support product development and regulatory progression, as such product candidates progress they will require clinical trials (which are subject to much more extensive requirements, including GCP standards), as well as additional manufacturing development, before we will be able to submit marketing applications to the applicable regulatory authorities. Even if our product candidates are approved, they may be subject to limitations on the indicated uses and populations for which they may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may be subject to requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products. If we do not receive regulatory authority approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates could have a material adverse impact on our business and financial condition.
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
Our product candidates may fail at any stage of preclinical or clinical development, and may also reveal unfavorable product candidate characteristics, including safety concerns or the failure to demonstrate efficacy in initial clinical trials. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Although we have completed preclinical validation, including toxicology testing, for our lead product candidate ELI-002 and anticipate completing the preclinical development necessary to file additional IND applications for other product candidates in the future, we may experience numerous unforeseen events before, during, or as a result of clinical trials that could delay or prevent our ability to commence or complete development, commence or complete clinical trials, receive marketing approval or commercialize our product candidates, including:
•we may be unable to generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•regulators or IRB or Independent Ethics Committees (“IECs”) may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;
•we, regulators, IDMC, IRBs, or IECs may recommend or require the suspension or termination of clinical research for various reasons, including non-compliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks, undesirable side effects, or a failure of the product candidate to demonstrate any benefit to patients, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
•new information may emerge regarding our product candidates or technology platform that result in continued development of some or all of our product candidates being deemed undesirable;
•we may have delays identifying, recruiting and training suitable clinical investigators or investigators may withdraw from our studies;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations (“CROs”). Contractual terms can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
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
•regulatory authorities may not accept, or we or our clinical trials may not meet, the criteria required to submit clinical data from trials which are conducted outside of their jurisdictions;
•the results of clinical trials may be negative or inconclusive, may not meet the level of statistical significance required for, or may not otherwise be sufficient to support marketing approval, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials, analyses, reports, or nonclinical studies, or abandon product development programs;
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
•the SOC for the indications we are investigating may change, which changes could impact the meaningfulness of our resulting study data or require the initiation of new studies or which may necessitate changes to our ongoing or planned studies;
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
Additionally, our clinical trials, to date, have been open-label trials. Our Phase 2 study of AMPLIFY-7P is an open-label, randomized study, where both the patient and investigator know whether the patient is receiving our product candidate or is under observation, which may introduce study bias. Most typically, open-label clinical trials test only the product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when or if they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received product candidate and may interpret the information of the treated group more favorably given this knowledge. Positive results observed in open-label trials may not be replicated in later clinical trials. Additionally, as patients become aware that they are not receiving our product candidate as part of the trial, they may elect to withdraw from our study and enroll in clinical trials sponsored by our competitors, which may extend our study timeline.
Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. While we take steps to assess for conflicts of interest, it remains possible that these relationships and any related compensation could result in perceived or actual conflicts of interest, or a regulatory authority may conclude that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of the marketing application we submit. Any such delay or rejection could prevent or delay us from commercializing our current or future product candidates.
Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and data analysis from such trials. Although we expect to enter into agreements governing our CROs’ committed activities, we have limited influence over their actual performance.

A clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the IDMC for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of any of our current or potential future product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue, and we may not have the financial resources to continue development of the product candidate that is affected or any of our other product candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected product candidate and for other product candidates that we are developing. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our potential future product candidates.
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
Our ELI-002 clinical trials are designed to require, as part of screening to determine whether patients meet inclusion criteria, the use of an investigational in vitro diagnostic device. If we are not able to successfully collaborate or partner with a third-party company for the development and authorization of such a device, we may not be able to receive marketing authorization for ELI-002.
The clinical trials for ELI-002 (AMPLIFY-201 and AMPLIFY-7P) employ an investigational in vitro diagnostic device (“IVD”), that identifies gene mutations in KRAS and neuroblastoma rat sarcoma viral oncogene homolog (“NRAS”) genes and detects circulating tumor DNA (“ctDNA”), to identify patients who show signs of minimal residual disease in their blood, but before relapse is detected in traditional radiographic scans. Based on our Phase 2 study design, we must account for and address the investigational status of this device from a regulatory perspective through the course of clinical development (for example, through the compliance with any applicable investigational device exemption requirements). An IVD used to select patients who may be appropriate to receive our commercial product will be considered a companion diagnostic device. Companion diagnostic devices are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and we anticipate that separate regulatory marketing authorization will be required for the device prior to commercialization of ELI-002. We plan to collaborate with appropriate companion diagnostic developers to seek marketing authorization from the FDA’s Center for Devices and Radiological Health. If our companion diagnostic partner experiences any delays in development or is not able to successfully develop and obtain marketing authorization for its companion diagnostic, or does not comply with the FDA’s medical device regulations:
•the development and commercialization of ELI-002 may also be delayed because in most circumstances, FDA expects the companion diagnostic and its corresponding therapeutic product to be approved contemporaneously by the FDA;
•ELI-002 may not receive marketing approval if its safe and effective use depends on a companion diagnostic, and none is commercially available; and
•we may not realize the full commercial potential of ELI-002 if it receives marketing approval and, among other reasons, we are unable to appropriately identify patients or types of tumors with the specific genetic alterations targeted by ELI-002.

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
We may seek designations under FDA programs designed to facilitate and potentially expedite product candidate development, such as fast track or breakthrough therapy designation. Our product candidates may not receive any such designations or if they do receive such designations it may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.
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
Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. In the United States, our amphiphile product candidates are expected to be regulated by the FDA as biological products, and we intend to seek approval for these product candidates pursuant to the BLA pathway. The enactment of the BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products based on a previously licensed reference product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.
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
•the subject eligibility criteria defined in the protocol, as well as our ability to compensate subjects, as applicable, for their time and effort;
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
As with most biological products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects caused by any current or future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We initiated dosing of the AMPLIFY-201 trial of our 2-peptide formulation of ELI-002 in October 2021, and our 7-peptide formulation of ELI-002, the AMPLIFY-7P trial, began dosing in April 2023. We initiated enrollment of the Phase 2 of the AMPLIFY-7P trial in January 2024 and we have not yet initiated clinical trials for any other product candidates. ELI-002, through the course of the AMPLIFY-201 trial to August 2024, when we stopped the disease free survival follow up for this study, and the AMPLIFY-7P trial to date, has shown to induce mild to moderate side effects, such as fatigue, malaise, injection site reactions and myalgia. If we initiate future clinical trials for any other current or future product candidates or continue to advance the AMPLIFY-7P study, it is likely that there will be new or additional side effects associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could place a clinical hold or order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.
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
We rely on CMOs to manufacture our nonclinical and clinical pharmaceutical supplies and expect to continue to rely on CMOs to produce commercial supplies of any approved product candidate, and our dependence on CMOs could adversely impact our business.
We rely on CMOs for the manufacture of nonclinical and clinical supplies of our product candidates and plan to continue to do so for commercial supplies should we receive marketing approval for any of our product candidates. This reliance also results in our reduced control over the manufacture of our product candidates and the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure, which may adversely affect our future business prospects. Nevertheless, as the developer of the product candidates and sponsor of clinical trials involving such product candidates, we continue to have regulatory obligations to maintain oversight of the CMOs to ensure compliance with, among other things, contractual obligations, specifications, and cGMP.
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
While we are ultimately responsible for the manufacture and regulatory compliance of our products and product candidates, we have little control over our CMOs’ compliance with these regulations and standards other than through our contractual arrangements. If the FDA or a comparable foreign regulatory authority does not find these facilities satisfactory for the manufacture of our products, if approved, or product candidates, or if such authorities find such facilities to be noncompliant in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA or other relevant comparable regulatory authority approval for the use of any new manufacturers for commercial supply.
Our failure, or the failure of our CMOs, to comply with applicable regulatory requirements may result in regulatory enforcement actions against our CMOs or us, including fines and civil and criminal penalties, suspension of or restrictions on production, injunctions, delay, withdrawal or denial of product approval or supplements to approved products, clinical holds or termination of clinical studies, warning or untitled letters, regulatory authority communications warning the public about safety issues with a product, refusal to permit the import or export of a product, product seizure, detention, or recall, operating restrictions, civil penalties, criminal prosecution, corporate integrity agreements, or consent decrees and equivalent foreign sanctions. Depending on the severity of any potential regulatory action, supplies of our product candidates or products, if approved, could be interrupted or limited, which could have a material adverse effect on our business.
A portion of the manufacturing for our product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China, or a change in the regulatory framework in the United States or China, could materially adversely affect our business, financial condition and results of operations. The recently proposed BIOSECURE Act was aimed at discouraging federal contracting with certain Chinese biotechnology companies for biotechnology equipment or services. Although the proposed BIOSECURE Act was not enacted before Congress adjourned at the end of December 2024, it or similar legislation if enacted with substantially similar provisions in the future has the potential to impact supply of our product candidates. If the BIOSECURE Act, or any similar legislation, is enacted and implemented and we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable laws and regulations. We anticipate that the complexity of the manufacturing process for our biological product candidates may impact the amount of time it may take to secure a replacement manufacturer and such delays could negatively affect our ability to develop product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations. Additionally, there may be increased competition to find CMOs in regions outside of China, which may cause us to face challenges finding available CMOs or CMOs that can manufacture our product candidates in a timely manner or within budget.
The demand for glucagon-like peptide-1 (“GLP-1”) agonists and other drugs or product candidates containing peptide active pharmaceutical ingredient (“API”) increased substantially in 2024. As ELI-002 and our other product candidates use similar peptide API manufacturing methods to GLP-1 drugs, the manufacturers that we utilize may face capacity challenges, which may impact the amount of time it takes to manufacture ELI-002 and/or our other product candidates. Any scheduling delays or interruptions in manufacturing could negatively affect our ability to produce adequate supplies of our product candidates. Additionally, with the increased demand, manufacturers may increase the cost of their services. These potential delays and additional costs could materially affect our business, financial conditions and results of operations.
We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
We do not have the ability to conduct all aspects of our clinical trials ourselves and do not currently plan to independently conduct clinical trials. We use third parties, such as CROs, to conduct, supervise, and monitor our past trials, such as the AMPLIFY-201 trial, and our current trials, such as the AMPLIFY-7P trial, and will rely upon such CROs, as well as medical institutions, investigators and consultants, to conduct current trials and any future clinical trials that we may conduct in accordance with our protocols and applicable laws and regulations. In addition, we occasionally use third parties to conduct our nonclinical studies. Our CROs, investigators and other service providers play a significant role in the conduct of these trials and the subsequent collection and analysis of data from such trials.

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
Our reliance on third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our oversight and regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for that trial. We must also ensure that our nonclinical studies are conducted in accordance with GLP requirements, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with established GCP standards for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP conditions. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and nonclinical investigators, manufacturers, and trial sites. If we or any of our third-party service providers fail to comply with applicable regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies, which may significantly delay our clinical development plans and the regulatory approval process. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that we, our third-party service providers, or clinical trial sites is in substantial compliance with the applicable regulatory requirements.
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
There is a risk that our future product candidates may induce adverse events. Patients with the diseases targeted by our product candidates may already be in severe or advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. For instance, product liability claims may result in:
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
A number of well-resourced pharmaceutical and biotechnology companies are developing products to inhibit RAS mutated cancers. These products, as well as marketing campaigns by competitors and clinical trial results with competitive products, could significantly diminish our ability to market and sell ELI-002 for RAS mutated cancers, if approved. For example, Amgen, Mirati, and Revolution, among others, have developed small molecule therapies for the treatment of KRAS mutated cancer including G12C and other alleles. Other companies in the immunotherapy and cancer vaccine sector include AstraZeneca, BioNTech, BridgeBio, Boehringer, Bristol Myers, Circio, Eli Lilly, Geneos, Gilead, Hookipa, Moderna, Merck, Novartis, Roche/Genentech. Closest in mechanism to ELI-002 is the Hookipa HB-700 vaccine for KRAS mutated tumors, which is currently anticipated for Phase 1 clinical development in mid-2025. While many of these programs are in preclinical stages or Phase 1 clinical trials, Amgen and Mirati have products that are approved by the FDA for the treatment of adult patients with KRAS G12C mutated locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. Moderna and Merck are in a combined Phase 3 trial of their personalized cancer vaccine targeting melanoma (mRNA-4157) and BioNTech and Roche/Genentech are in Phase 2 trials of their personalized cancer vaccine targeting pancreatic cancer, colorectal cancer, and melanoma (BNT122, RO7198457). Although ELI-002 is being evaluated as an earlier line of therapy (before metastatic disease can be observed on radiographs), it may compete with existing and new therapies that may be approved in the future.
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
Our commercial opportunity may also be reduced or limited if we or our partners are unable to scale up the manufacture of our product candidates to meet clinical or commercial requirements. ELI-002 is comprised of eight APIs, including peptides and nucleotides with a lipid modification. The compositions we seek to develop may exhibit poor pharmaceutical properties, and formulation, purification and stable storage could be challenging.
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
In addition, we expect that changing policies of and actions by the U.S. government may adversely affect the ability of certain of our current, or potential, collaborators to maintain or retain our product candidates. In particular, upon taking office in January 2025, the Trump Administration implemented a freeze that prevented the NIH from reviewing and awarding grants, or paying out funds under already awarded grants, including for research or other projects. If this hold on government grants continues, or if the U.S. government takes any other actions to limit funds available for life science or healthcare research or other projects, it may affect certain of our current, or potential, collaborators and may have a material and adverse impact on our business, financial condition and results of operations.
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
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government authorities or health care programs, private health plans, and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary and/or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. In addition, reduction in Medicaid or other healthcare reimbursements may impact our future potential domestic customers which may eventually have an adverse impact on us. At this time, we are unable to determine their cost effectiveness or the likely level or method of reimbursement for our product candidates. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are challenging the prices charged for medical products and requiring that biopharmaceutical companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
In particular, in March 2010, the ACA was signed into law. This legislation changed the system of health care insurance and benefits and was intended to broaden access to health care coverage, enhance remedies against fraud and abuse, add transparency requirements for the health care and health insurance industries, impose taxes and fees on the health care industry, impose health policy reforms, and control costs. This law also contains provisions that affect companies in the pharmaceutical industry and other health care related industries by imposing additional costs and changes to business practices. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. We continue to evaluate the effect that the ACA has or any potential changes to the ACA could have on our business. Additional federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug and biologic pricing and reimbursement. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
If the market opportunities for any of our product candidates are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer.
We focus certain research and product development pipelines and our product candidates on lymph node-directed immunotherapies for cancer. ELI-002 is a KRAS therapeutic vaccine in clinical development for the potential treatment of several cancer types with KRAS mutations. ELI-002 targets six position 12 and one position 13 KRAS mutations, representing approximately 25% of solid tumors.
While we believe that the cancer types to be included in our early-stage clinical trials have a large KRAS mutation positive patient population in the United States, our understanding of both the number of patients who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, is based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. By example, because some of the cancer indications that we are targeting are rare, certain estimates are based upon studies with small patient populations. Moreover, because our product candidates, such as ELI-002, target specific positions on a mutation, not all patients with the mutation will be treatment candidates. As a result, the number of patients in the United States may turn out to be lower than expected, may not be otherwise eligible for treatment with ELI-002, or patients may become increasingly difficult to identify and access for clinical trials, all of which could adversely affect our business, financial condition, results of operations and prospects.
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
ELI-002 drug substances and drug products are supplied by multiple manufacturers at present. Any problems in our manufacturing process or the facilities with which we contract to make, store, test, release, or ship our product candidates or any problems caused by it, our vendors or other factors not in our control could result in the loss of usable product or prevent or delay the delivery of product candidates to patients in our clinical trials, including the AMPLIFY-7P trial. Any such loss or delay could materially delay our development timelines and harm our business, financial condition and results of operations. Such losses or delays could also make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems with third-party manufacturing processes or facilities also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or plan to conduct and meet market demand for any product candidates we may develop, obtain regulatory approval for, and commercialize.
Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.
We carry insurance for most categories of risk that our business may encounter; however, we may not have adequate levels of coverage. The insurance policies that we currently maintain include general liability, property, workers’ compensation, products liability and directors’ and officers’ insurance, along with an umbrella policy. We may not be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.
Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a company where a portion of our employees have worked and are working remotely, results in our employees conducting business outside of our headquarters. These locations may be subject to additional security risks and other risk factors. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, future sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from current or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Likewise, we will rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed or altogether terminated.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.
Our agreements with third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our contractual obligations. Large indemnity payments could harm our business, financial condition, results of operations and growth prospects. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability. Any dispute with a third party with respect to such obligations could have adverse effects on our relationship with that third party and relationships with other existing or new partners, harming our business.
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
We have sought patent protection in the United States and internationally related to the AMP platform technology as well as the mKRAS, universal adjuvant, mutant serine/threonine-protein kinase BRAF and mutant TP53 programs. We have issued patents in Australia, China, Hong Kong, Israel, Japan, Nigeria, Russia, Saudi Arabia, Singapore, Ukraine, and the United States, covering clinical product candidates but the patent portfolio owned by us currently largely comprises pending applications. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
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
•countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products; and/or
•we may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.
The pending application directed to the mutant BRAF program is co-owned by Cornell University. Cornell University has the right to make decisions, including decisions on patent prosecution and licensing, independent of us. These decisions may be detrimental to us, including to our ability to commercialize a mutant BRAF product.
In addition to patents, we also rely on trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or come upon this same or similar information independently. We may become subject to claims that we, our employees, consultants, advisors or independent contractors that we may engage to assist us in developing our product candidates have wrongfully or inadvertently disclosed to us or used trade secrets or other proprietary information of their former employers or their other clients.
We may be forced to litigate to enforce or defend our intellectual property rights, and/or the intellectual property rights of our licensors.
We may be forced to litigate to enforce or defend our intellectual property rights against infringement by competitors, and to protect our trade secrets against unauthorized use. In so doing, we may place our intellectual property at risk of being invalidated, rendered unenforceable, or limited or narrowed in scope such that we may no longer be used to adequately prevent the manufacture and sale of competitive products. Further, an adverse result in any litigation or other proceedings before government agencies such as the USPTO, may place pending applications at risk of non-issuance. Further, interference proceedings, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes reexamination, inter partes review, post-grant review, and opposition proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may be used to challenge the inventorship, ownership, claim scope, or validity of our patents or patent applications. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information or trade secrets could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
We have rights in some intellectual property that have been discovered through United States government funded programs and thus are subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry.
We have rights in some intellectual property that have been discovered through U.S. government funded programs and thus are subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S.

manufacturers. Some of the intellectual property rights in-licensed to us have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. For example, all of the intellectual property rights licensed to us under our license agreement with MIT have been generated using U.S. government funds. As a result, the U.S. government has certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under government-funded programs include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under U.S. government funded programs is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. This requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that, under the circumstances, domestic manufacture is not commercially feasible. This preference for U.S. manufacturing may limit our ability to license the applicable patent rights on an exclusive basis under certain circumstances.
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
Our business is substantially dependent upon technology licensed from MIT. Pursuant to our license agreement with MIT, we were granted an exclusive, worldwide license, including the right to sublicense, patents and patent applications owned by MIT related to the “Amphiphile” technology for the diagnosis, treatment or prevention of diseases. The patent rights licensed from MIT cover products in development by us for all of our current lead programs in tumor indications where mutant KRAS, mutant BRAF, or mutant TP53 are a driver of disease, as well as programs using CpG as an adjuvant for immune activation. Therefore, our ability to develop and commercialize several of our product candidates, including ELI-002, are substantially dependent on the legal effectiveness of the MIT patent rights licensed under this agreement and continuation of this agreement. MIT has the right to control the preparation, filing and prosecution of the patent applications, and to maintain the patents, covering the patent rights we licensed from MIT under this license agreement. Therefore, we cannot be certain that these patents and patent applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If MIT fails to maintain such patents, or loses rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and its right to develop and commercialize any of our products that are the subject of such licensed patent rights could be adversely affected, and we may not be able to prevent competitors from making, using or selling competing products. MIT also has the right to control defense of any claims asserting the invalidity of these licensed patent rights and, even if we are permitted to pursue such defense, we cannot ensure the cooperation of MIT. We cannot be certain that MIT will allocate sufficient resources or prioritize their or our enforcement of such patent rights or their defense of such claims to protect our interests in the licensed patent rights. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, although we have the right to control enforcement of the licensed patents, we may be adversely affected or prejudiced by actions or inactions of MIT and their counsel that took place prior to or after us assuming control.
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
Our success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing on the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may have issued or pending claims that overlap with the subject matter of our intellectual property or our product candidates. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe upon. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.
In addition, third parties may sue us for infringing on their patents. Even if we are successful in defending any claims of infringement, the defense of such claims may be costly and present a time-consuming distraction. In the event of a successful claim of infringement against us, we may be required to:
•pay substantial damages;
•stop using certain technologies and methods;
•stop certain research and development efforts;
•develop non-infringing products or methods; and/or
•obtain one or more licenses from third parties.
If required, we cannot assure you that we will be able to obtain such licenses on acceptable terms, or at all. If we are sued for infringement, we could encounter substantial delays in the development, manufacture and commercialization of our product candidates. Any litigation, whether to enforce our patent rights or to defend against allegations that we infringed third-party rights, could be costly, time-consuming, and may distract management from other important tasks.
As is commonplace in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. To the extent that our employees are involved in endeavors which are similar to those that they were involved in at their former employers, we may be subject to claims that such employees have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of such former employers and/or that we have inadvertently or otherwise used the alleged trade secrets or other proprietary information. Litigation may be necessary to defend against such claims, which could result in substantial costs, be a distraction to management and ultimately have a material adverse effect on us, even if we are successful in defending such claims.
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
As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our AMP platform and product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. As with many technology-based products, there may be third-party patent applications that, if issued, may be construed to cover components of our AMP platform and product candidates. There may also be third-party patents or pending patents of which we are currently unaware with claims covering our technologies, compositions, methods of manufacture, or methods of use.
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
Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot successfully defend infringement claims, or obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates. Even if we believe third-party intellectual property claims are without merit, there can be no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid and enforceable and have been infringed by us, which could materially and adversely affect our ability to commercialize ELI-002 or any other product candidates and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to be infringing on a third party’s intellectual property rights, and we are unsuccessful in demonstrating that any such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing ELI-002 or any other product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies as us. The license, if available, could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our AMP platform or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the allegedly infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed on a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.
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
Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and patent applications are due to be paid to the USPTO and foreign patent agencies outside of the United States over the lifetime of our owned or licensed patents and patent applications. For our in-licensed patents and patent applications, we generally rely on our licensor, MIT, to pay these fees due to USPTO and non-U.S. patent agencies; however, we reimburse MIT for these fees as required by our license agreement with MIT. For our owned patent applications, we rely on our outside patent counsel in the United States and foreign countries to monitor these deadlines and to pay these fees when so instructed.
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
As is the case with other biotech and pharmaceutical companies, our success is heavily dependent on intellectual property, and particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain.
Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents.
In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we obtain in the future.
Under the Leahy-Smith America Invents Act (“AIA”), the United States adopted a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that filed or files a patent application with the USPTO after March 16, 2013 but before we filed an application could therefore have been granted a patent covering an invention of ours even if we had made the invention before it was made by the third party. Since patent applications in the United States and most other countries are confidential at least 18 months after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.
The AIA also provides a process known as inter partes review (“IPR”), which has been used by many third parties to challenge and invalidate patents. The IPR process is not limited to patents filed after the AIA was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued or filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings, where IPRs are conducted, compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a U.S. federal court action. Accordingly, a third party may attempt to use the USPTO procedures, e.g., an IPR, to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a U.S. federal court action.
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including patent term extension (“PTE”) and patent term adjustment (“PTA”) may be available, but the lives of such extensions, and the protections they afford, are limited. Although we will likely seek patent term extensions in the U.S. and in one or more foreign jurisdictions where available, we cannot provide any assurances that any such patent term extensions will be granted and, if so, for how long. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars and generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient future rights to exclude others from commercializing products similar or identical to ours.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.
In addition to seeking patents for our technologies and product candidates, we also rely on trade secret protection, as well as confidentiality agreements, non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties to protect our know-how and other confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.
It is our policy to require our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors, and other third parties to execute confidentiality agreements upon the commencement of employment, consulting, or service relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed by or made known to an individual or entity during the course of that party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not be able to obtain adequate remedies for any breaches of such agreements. Ultimately, enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable.
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
In addition, any proprietary name we propose to use with any product candidate in the United States must be approved by the FDA, regardless of whether we have registered it or applied to register it as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify an alternate proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.
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
•we, or our licensors or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future, potentially resulting in the invalidation of such patents or refusal of such applications;
•we, or our licensors or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•we, or our licensors or current or future collaborators, may fail to meet the obligations to the U.S. government regarding any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
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
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in major commercial markets;
•we have engaged in scientific collaborations in the past and we intend to continue to do so in the future, and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
•we may not develop additional proprietary technologies that are patentable;
•any product candidates we develop may be covered by third-party patents or other exclusive rights;
•the patents of others may prohibit or otherwise harm our business; and/or
•we may choose not to file a patent, or we may choose not to extend patent coverage in a particular region, in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
In addition, obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
•the HIPAA which imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal transparency requirements, sometimes referred to as the “Sunshine Act,” enacted as part of the ACA, which require, among other things, manufacturers of drugs, devices, biologics and medical supplies that are reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician health care practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
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
•HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of protected health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information; and
•state and foreign laws which govern the privacy and security of health information and personal data in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways or conflict with each other and often are not preempted by HIPAA, thus complicating compliance efforts.
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
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates or any of our potential future product candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. The next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.
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
Aspects of the ACA have been the subject of judicial and Congressional challenges, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed. Following several years of litigation, the U.S. Supreme Court upheld the ACA in June 2021 when it dismissed a legal challenge to the law’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.
In addition, the DSCSA enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and the applicable requirements under the law became fully enforceable as of November 27, 2024. As another example, on December 20, 2019, a piece of bipartisan legislation called the CREATES Act, which establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms,” was signed into law as part of the Further Consolidated Appropriations Act for 2020 (P.L. 116-94). Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.
Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
The U.S. Federal Trade Commission (“FTC”) in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Both the U.S. Congress and state legislatures are increasingly scrutinizing the industry and proposing novel regulatory approaches to address various perceived public policy concerns. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. Further, in September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. Initial federal court decisions appear to support the FTC’s policy challenging such patent listing practices, but it remains to be seen whether the FTC, other governmental agencies, pharmaceutical manufacturers, or other stakeholders continue to prioritize the policy issue of “improper” patent listings and whether additional significant litigation will develop in this area. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.
In August 2022, the IRA was signed into law. The IRA includes multiple provisions that may impact the prices of drug products throughout the United States. Under the IRA, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug or biological product that is paid for by Medicare Parts B or D. Starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition, and starting in payment year 2028, CMS will begin negotiating drug prices for a select number of Part B drugs. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biological product manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. Ultimately, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because of multiple ongoing lawsuits against CMS brought by large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce).
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
The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA. However, in February 2025, President Trump issued an executive order directing the DOJ to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.
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
We are subject to, and may in the future become subject to, U.S. federal and state, and foreign, stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy, artificial intelligence, and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.
We and our current and potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., HIPAA as amended by the HITECH Act), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose protected health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. However, determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.
If we are unable to properly protect the privacy and security of protected health information or other personal, sensitive, or confidential information in our possession, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. Enforcement activity can also result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal and outside resources. Furthermore, state attorneys general are authorized to enforce HIPAA and to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving privacy and data security laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Many state laws govern the privacy and security of health information and personal data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Confidentiality of

Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, in 2018, California enacted the CCPA which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on certain entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. In addition, the CPRA was recently enacted to strengthen elements of the CCPA and became effective on January 1, 2023. A number of other states continue to introduce similar privacy proposals, with states like Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah and Virginia enacting their own omnibus privacy laws. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
Numerous other federal and state laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. For example, Washington state recently enacted the “My Health My Data” Act which regulates a broad category called “consumer health data,” defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” Notably, the “My Health My Data” Act contains a private right of action, which is expected to increase litigation. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, as defined by state law, including prompt disclosure within a specified amount of time to affected individuals. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. Congress has also been considering similar federal legislation relating to data privacy and data protection.
In the European Union, we may be subject to the GDPR which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR applies to any company established in the EEA (which includes the European Union Member States plus Iceland, Liechtenstein, and Norway) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions affording greater protection to and requiring additional compliance measures for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. If we or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
The GDPR may also impose additional compliance obligations relating to the transfer of data between us and our affiliates, collaborators, or other business partners. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”), issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) called into question commonly relied upon data transfer mechanisms as between the European Union Member States and the United States (such as the Standard Contractual Clauses) and (b) invalidated the European Union-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the European Union to the United States.
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
Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.
In addition, disruptions at the FDA and other agencies may slow the time necessary for new drugs and biologic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough employees and cease critical activities. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Risks Related to Employee and Operations Matters, Managing Growth and Information Technology
Our business, operations and clinical development timelines and plans are subject to risks arising from epidemic or pandemic diseases.
The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, CMOs, communities and business operations, as well as the U.S. and global economies and financial markets. To date we have not experienced material disruptions in our business operations due to COVID-19. Measures taken by the governmental authorities to respond to any future epidemic or pandemic disease outbreaks could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for clinical products for use in our clinical trials and research and nonclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including due to measures taken that may limit social interaction or prevent reopening of high-transmission settings, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our nonclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future epidemic or pandemic disease outbreak could also potentially further affect the business of the FDA, the EMA or other regulatory authorities, which could result in delays in meetings related to our planned clinical trials. Any future epidemic disease outbreak may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, business development, general and administrative and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founder, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, inflation has had, and we expect that it will continue to have, an impact on the costs that we incur to attract and retain qualified personnel, and may make it more difficult for us to attract and retain such personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
As of December 31, 2024, we had 32 full-time employees and, in connection with the growth and advancement of our pipeline and becoming a public company, we expect to continue to increase the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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

The global credit and financial markets have periodically experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in the Middle East and between Russia and Ukraine, geopolitical tensions with China, terrorism or other geopolitical events, including the imposition of tariffs. Sanctions imposed by the United States and other countries in response to such conflicts, including the ones in the Middle East and in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, the imposition of substantial tariffs by the United States on imports from various countries, including China, Canada, and Mexico, and the possible countermeasures by these countries could increase costs, disrupt the global supply chain, and create additional operational challenges. The uncertainty surrounding future trade relationships and the potential for increased market volatility and currency exchange rate fluctuations along with tariffs and trade regulations could have an adverse effect on our business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose. In addition, one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our clinical development goals on schedule and on budget.
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
While inflation in the United States has reduced recently, during 2021 and 2022, the economy in the United States encountered a material level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine and Middle East conflicts, geopolitical tensions with China, and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical and macroeconomic developments, and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
We have broad discretion in the use of our financial resources and may not use them effectively.
Our management has broad discretion in the application of our financial resources. Because of the number and variability of factors that determine our use of our financial resources, their ultimate use may vary substantially from their currently intended use. Our management may not apply our financial resources in ways that ultimately increase the value of any investment in our securities or enhance stockholder value. The failure by our management to apply these funds effectively could harm our business. We have invested and may in the future invest our cash in interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which may result in a decline in the price of our shares of common stock, and, therefore, may negatively impact our ability to raise capital, invest in or expand our business, acquire additional licenses, commercialize our product candidates, or continue our operations.
U.S. federal income tax reform could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the CARES Act which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 outbreak, including temporary beneficial changes to the treatment of net operating losses (“NOLs”), interest deductibility limitations and payroll tax matters. Additionally, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (“TCJA”), which significantly reformed the Internal Revenue Code. The TCJA included significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we had a net loss for all years in the aggregate. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
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

•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•failure to maintain compliance with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);
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
•disruptions in the financial markets;
•the impact of political instability and military conflict, which has resulted in instability in the global financial markets and export control; and
•period-to-period fluctuations in our financial results.
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
We may be exposed to securities litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources. We may become involved in such litigation, and our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of current or future collaboration partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, it could result in substantial costs for defending the lawsuit and diversion of the time, attention and resources of our board of directors and management, which could significantly harm our profitability and reputation.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition or a change in management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
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
To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and the amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims, and investors cannot waive compliance with the federal laws and rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there is uncertainty that the provision would be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. This exclusive forum provision may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees and stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.
We do not anticipate that we will pay any cash dividends in the foreseeable future.
The current expectation is that we will retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain, if any, for the foreseeable future.

Our stockholders may experience future dilution as a result of future equity offerings.
In addition to the (i) “at-the-market” offering program entered into in June 2024 under which we may offer and sell, from time to time, up to $40 million of shares of common stock through JonesTrading Institutional Services LLC, as agent, (ii) March 2024 private placement of pre-funded warrants to purchase up to 1,032,702 shares of our common stock, (iii) July 2024 underwritten offering of 500,000 shares of our common stock, pre-funded warrants to purchase up to 1,800,000 shares of our common stock and common warrants to purchase up to 2,300,000 shares of our common stock, and (iv) January 2025 underwritten offering of 1,261,830 shares of our common stock and common warrants to purchase up to 1,261,830 shares of our common stock, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital in the future. We cannot assure our stockholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our stockholders paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our stockholders and our stockholders may experience dilution. Our stockholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.
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
Yekaterina (Katie) Chudnovsky, a member of our board of directors, and GKCC, LLC (“GKCC”), an entity controlled by Ms. Chudnovsky, together beneficially own 34.1% of our outstanding common stock. Additionally, GKCC holds common warrants to purchase approximately 1.6 million shares of common stock and pre-funded warrants to purchase approximately 2.6 million shares of common stock, which could result in GKCC owning an even greater percentage of our outstanding common stock if exercised. Although we are not a “controlled company” within the meaning of the corporate governance standards of Nasdaq, Ms. Chudnovsky, through her control of GKCC, is able to significantly influence our decisions, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. Ms. Chudnovsky, through her control of GKCC, has the ability to delay or perhaps even block, by ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that stockholders might view favorably. Additionally, our largest stockholder’s interests may not align with the interests of our other stockholders. Our largest stockholder may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us and our largest stockholder may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Although we do not expect to rely on the “controlled company” exemption, we may soon become a “controlled company” within the meaning of the Nasdaq listing standards, and we would qualify for exemptions from certain corporate governance requirements.
A “controlled company,” as defined in the Nasdaq listing standards, is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Controlled companies are not required to comply with certain Nasdaq listing standards relating to corporate governance, including:
•the requirement that a majority of a company’s board of directors consist of independent directors;

•the requirement that a company’s nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that a company’s compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
If our largest stockholder were to obtain a majority of the voting power for the election of our directors, we would meet the definition of a “controlled company.” As a result, these requirements would not apply to us as long as we remain a “controlled company.”
Although we may soon qualify as a “controlled company,” we currently do not, and we do not expect to, rely on this exemption and we currently comply with, and we expect to continue to comply with, all relevant corporate governance requirements under the Nasdaq listing standards. However, if we were to utilize some or all of these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq listing standards that relate to corporate governance.
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
We have incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, we had U.S. federal NOL carryforwards and state NOL carryforwards of approximately $261.8 million and $145.2 million, respectively. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the critical importance of protecting the confidentiality, integrity and availability of our business operations and systems. With this in mind, we have implemented and maintain ongoing cybersecurity risk management practices, in accordance with our risk profile and business size, under the oversight of our Audit Committee that are designed to identify, assess, and mitigate cybersecurity risk. Our cybersecurity program is informed by the National Institute of Standards and Technology Cybersecurity Framework, and other applicable industry standards. We engage third-party service providers and vendors to assist us in managing our cybersecurity programs and systems.
Cybersecurity Risk Management and Strategy; Effect of Risk
To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity program to develop and implement effective systems and prepare for information security risks. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring to inform our risk identification and assessment, as well as undertaking the following activities:
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
We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cyber security incidents, that we believe have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information, see the section in our risk factors under the heading “Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents, loss of data, and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.” which disclosures are incorporated by reference herein.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and is an area of focus for our board of directors and management. Our board of directors has delegated the oversight of cybersecurity risks to our Audit Committee, which oversees management’s implementation of our cybersecurity program.
Our Audit Committee receives periodic updates from our General Counsel regarding our cybersecurity program and risks, including, as necessary, any material cybersecurity threat risks or incidents, as well as the steps management has taken to respond to such risks. Members of our Audit Committee are also encouraged to engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. The Audit Committee reports to the full board of directors regarding its activities and risk management functions, including those related to cybersecurity.
Oversight of our cybersecurity program, which is discussed in greater detail above, is led by our General Counsel who, along with a contracted third party managed security service provider, is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and to help prepare for and respond to cybersecurity incidents. Our third party managed security service provider has over 25 years of experience in cybersecurity and is informed about and monitors our cybersecurity risk through participation in the cybersecurity risk management and strategy processes described above. Additionally, our legal and operations teams review and assess potential improvements to our cybersecurity policies and procedures with input from third-party vendors, as appropriate. As discussed above, the General Counsel reports to the Audit Committee of our board of directors about cybersecurity related matters, periodically.

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

Item 3. Legal Proceedings
From time to time, we may be subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities or otherwise. Although the results of any litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. The outcome of any future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to us, including any costs associated with the indemnification of directors and officers.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades under the symbol “ELTX” on the Nasdaq Capital Market and has been publicly traded under this symbol since June 1, 2023, prior to which it was traded under the symbol “ANGN”.
Holders of Record
As of March 25, 2025 there were approximately 459 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.
Unregistered Sales of Equity Securities
None.
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
Overview
We are a clinical-stage biotechnology company pioneering the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. Our proprietary Amphiphile (“AMP”) technology is designed to generate robust anti-tumor T lymphocytes (“T cell”) responses by preferentially targeting lymph nodes. Recent advances have identified T cell responses as a key component of effective cancer immunotherapy and we believe our AMP technology can generate a robust T cell response that can potentially provide meaningful clinical benefit.
We believe the therapeutic utility of currently approved and development stage cancer immunotherapies are limited in many cases due to their inability to sufficiently localize to lymph nodes and adequately engage with the critical immune cells responsible for stimulating adaptive immunity. Our AMP technology is specifically intended to localize payloads to lymph nodes leading to the generation of a robust T cell response that we believe is critical to generate an anticancer immune response.
Our lead programs focus on our cancer vaccine product candidates, which target biologically validated driver tumor mutations using common and well-characterized neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delayed manufacturing timelines and increased costs associated with personalized vaccine approaches.

Our clinical and preclinical pipeline includes the lymph node targeted therapeutic cancer vaccines ELI-002, currently being evaluated in a Phase 2 study, designed to stimulate an immune response against mutant KRAS cancers, ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53 expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Our operations to date have been financed primarily by aggregate net proceeds of $182.9 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger. Since inception, we have had significant annual operating losses. Our net loss was $51.9 million and $35.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $194.1 million and $17.6 million in cash and cash equivalents.
Elicio Operating Company, Inc. (“Former Elicio”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc. in August 2011. In December 2018, Former Elicio formed a wholly owned subsidiary, Elicio Securities Corporation, a Massachusetts corporation.
On January 17, 2023, Former Elicio entered into a definitive merger agreement (the “Merger Agreement”) with Angion Biomedica Corp. (“Angion”) and Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”).
On June 1, 2023, the Merger was completed in accordance with the terms and conditions of the Merger Agreement and Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” Following the Merger, Former Elicio and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established in August 2019 for the purpose of qualifying for research credits for studies conducted in Australia, became our wholly owned subsidiaries.
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Annual Report on Form 10-K, we believe that our cash on hand will enable us to fund our operations into the fourth quarter of 2025 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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

• advance our lead product candidate, ELI-002, to late-stage clinical trials;
• advance our preclinical programs to clinical trials;
• expand our pipeline of product candidates;
• seek regulatory approval for our investigational medicines;
• maintain, expand, protect and defend our intellectual property portfolio;
• acquire or in-license technology;
• expand our clinical, scientific, management and administrative teams; and
• operate as a public company.
As of the filing date of this Annual Report on Form 10-K, we believe that our cash on hand will enable us to fund our operations into the fourth quarter of 2025 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.
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
• personnel costs, which include salaries, benefits, and equity-based compensation expense;
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
Any of these variables with respect to the development of ELI-002, or any other of our preclinical candidates that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the U.S. Food and Drug Administration (“FDA”) or other regulatory authority were to require us to conduct preclinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including marketing, legal, audit and accounting, facility-related costs not otherwise included in research and development expenses, and recruiting. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with the Nasdaq Stock Market LLC Listing Rules and Securities and Exchange Commission (“SEC”) requirements, accounting and audit fees, director and officer insurance costs and investor relations costs associated with being a public company.
Other (Expense) Income
For the years ended December 31, 2024 and 2023, other income and expense consisted primarily of interest income and expense, foreign exchange transaction gains and losses, gain on sale of equipment, gain on extinguishment of the promissory note payable, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison for the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
Research and development	$33,656	$23,849	$9,807	41.1%
General and administrative	11,330	11,896	(566)	(4.8)%
Total operating expenses	44,986	35,745	9,241	25.9%
Loss from operations	(44,986)	(35,745)	(9,241)	25.9%
Other (expense) income, net	(6,912)	550	(7,462)	(1356.7)%
Net loss	$(51,898)	$(35,195)	$(16,703)	47.5%
_______________________

Research and Development Expenses
Research and development expenses increased by $9.8 million, or 41.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The net increase in research and development expenses was primarily due to an increase in external costs associated with ELI-002 manufacturing and clinical trials.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million, or 4.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in external costs related to the Merger.
Other (expense) Income
Other (expense) income for the year ended December 31, 2024 was $6.9 million compared to other (expense) income of $0.6 million for the year ended December 31, 2023. The increase of $7.5 million was primarily due to the change in fair value and loss on issuance associated with the pre-funded warrants and common warrants.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through December 31, 2024 have been financed primarily by aggregate net proceeds of $182.9 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common stock warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger. Since inception, we have had significant operating losses. Our net loss was $51.9 million and $35.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $194.1 million and $17.6 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Net cash provided by (used in)
Operating activities	$(37,068)	$(32,694)
Investing activities	(84)	(32)
Financing activities	42,321	38,613
Effect of foreign currency on cash	22	—
Net increase in cash	$5,191	$5,887
Operating activities
For the year ended December 31, 2024, net cash used in operating activities was $37.1 million, which primarily consisted of a net loss of $51.9 million and a change in net operating assets and liabilities of $3.9 million partially offset by net non-cash charges of $10.9 million. The change in net operating assets and liabilities of $3.9 million was the result of a $0.5 million increase in the deferred research obligation, a $0.8 million decrease in prepaid assets, a $2.2 million decrease in other long-term prepaid assets, a $0.9 million decrease in the operating lease liability, and a net increase in accounts payable and accrued expenses of $1.3 million. The $10.9 million of net non-cash charges were related to $3.9 million of change in the fair value of warrant liability, $3.5 million loss on the issuance of the pre-funded warrants and common warrants, $1.5 million of stock-based compensation expense, $0.9 million related to amortization of the right-of-use (“ROU”) asset, $0.5 million related to issuance costs for the pre-funded warrants and common warrants, $0.3 million of depreciation, $0.2 million of non-cash interest expense, and $0.1 million of amortization of debt discount.
For the year ended December 31, 2023, net cash used in operating activities was $32.7 million, which primarily consisted of a net loss of $35.2 million and a change in net operating assets and liabilities of $0.1 million partially offset by net non-cash charges of $2.6 million. The change in net operating assets and liabilities of $0.1 million was the result of a $0.7 million decrease in the deferred research obligation, a $0.8 million decrease in prepaid assets, and a $0.8 million decrease in the operating lease liability offset by an increase in accounts payable and accrued expenses of $2.2 million. The $2.6 million of net non-cash charges were related to $1.1 million of interest expense related to the accretion of the promissory note payable, $1.2 million of stock-based compensation expense, $0.8 million related to amortization of the ROU asset, $0.4 million of depreciation, $0.1 million loss on disposal of property and equipment partially offset by $0.4 million increase in the fair value of the embedded derivative associated with the promissory notes payable and $0.6 million of gain on the extinguishment of the promissory notes payable.
Investing activities
For the years ended December 31, 2024 and 2023, net cash provided by or used in investing activities was immaterial.
Financing activities
For the year ended December 31, 2024, net cash provided by financing activities was $42.3 million, comprised of $19.7 million of net proceeds from the issuance of the convertible note, $17.5 million of proceeds from the issuance of common stock warrants, and $5.6 million of proceeds from the sale of common stock, offset by $0.5 million of issuance costs for the pre-funded warrants and common warrants. For the year ended December 31, 2023, net cash provided by financing activities was $38.6 million, comprised of $31.6 million of net proceeds from the Merger and $7.0 million of net proceeds from the sale of common stock.
Future Cash Needs and Funding Requirements
Based on our current operating plan, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the fourth quarter of 2025. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Accrued Research and Development Costs
We incur, and expect to continue to incur, substantial expenses associated with manufacturing and clinical trials. Accounting for clinical trials relating to activities performed by contract research organizations (“CROs”) and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CROs and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses on the balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.
We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities balances in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.
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

Item 8. Financial Statements and Supplementary Data.

The financial statements of Elicio Therapeutics, Inc., listed below are set forth in Item 8 of this Annual Report for the years ended December 31, 2024 and 2023:
ELICIO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Elicio Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Elicio Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and negative cash flow from operations, and has an accumulated deficit as of December 31, 2024, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Tewksbury, Massachusetts
March 31, 2025

ELICIO THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$17,618	$12,894
Restricted cash, current	1,178	722
Prepaid expenses and other current assets	1,897	2,732
Total current assets	20,693	16,348
Property and equipment, net	483	717
Operating lease, right-of-use assets	5,706	6,563
Restricted cash, noncurrent	696	685
Other long-term prepaid assets	600	2,833
Total assets	$28,178	$27,146
Liabilities, convertible preferred stock, and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$1,038	$4,369
Accrued expenses	8,415	3,757
Deferred research obligation	1,169	694
Operating lease liability, current	901	910
Unvested option exercise liability, current	—	25
Total current liabilities	11,523	9,755
Warrant liabilities	2,828	11
Operating lease liability, noncurrent	5,105	6,007
Convertible note - related party	20,034	—
Total liabilities	39,490	15,773
Commitments and contingencies—Note 10
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 11,043,837 and 9,618,178 shares issued at December 31, 2024 and 2023, respectively; 11,029,382 and 9,603,723 shares outstanding as of December 31, 2024 and 2023, respectively	110	96
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	183,004	153,827
Accumulated other comprehensive loss	(175)	(197)
Accumulated deficit	(194,101)	(142,203)
Total stockholders' (deficit) equity	(11,312)	11,373
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$28,178	$27,146

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$33,656	$23,849
General and administrative	11,330	11,896
Total operating expenses	44,986	35,745
Loss from operations	(44,986)	(35,745)
Other (expense) income
Change in fair value of warrant liabilities	(3,886)	(2)
Loss on issuance of pre-funded warrants	(3,502)	—
Change in fair value of derivative liability	—	429
Gain on extinguishment of promissory notes payable	—	605
Gain on sale of equipment	3	—
Foreign exchange transaction gain	151	204
Interest income	777	373
Interest expense	(455)	(1,059)
Total other (expense) income, net	(6,912)	550
Provision for income taxes	—	—
Net loss	(51,898)	(35,195)
Other comprehensive gain (loss):
Foreign currency translation adjustment	22	(197)
Comprehensive loss	$(51,876)	$(35,392)
Net loss per common share, basic and diluted	$(4.25)	$(6.96)
Weighted average common shares outstanding, basic and diluted	12,202,996	5,056,225

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity
(in thousands, except share amounts)

	Total Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2023	—	—	9,618,178	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from At-the-Market offering, net of issuance costs of $118	—	—	703,974	7	—	—	5,628	—	—	5,635
Exercise of stock options	—	—	9,757	—	—	—	39	—	—	39
Issuance of common stock upon settlement of restricted stock units	—	—	1,928	—	—	—	25	—	—	25
Issuance of common stock from July Public Offering, net of issuance costs of $517	—	—	510,000	5	—	—	1,075	—	—	1,080
Issuance of common stock from the exercise of Pre-funded Warrants	—	—	200,000	2	—	—	1,014	—	—	1,016
Reclassification of liability-classified warrants to equity classified warrants	—	—	—	—	—	—	19,944	—	—	19,944
Stock-based compensation	—	—	—	—	—	—	1,452	—	—	1,452
Foreign currency translation adjustment	—	—	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	(51,898)	(51,898)
Balance as of December 31, 2024	—	—	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity
(in thousands, except share amounts)

	Total Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Par Value	Shares	Amount
Balance as of December 31, 2022	4,997,920	$111,060	320,281	$3	—	$—	$4,860	$—	$(107,008)	$(102,145)
Exercise of stock options	—	—	16,349	1	—	—	126	—	—	127
Vesting of restricted common stock	—	—	5,310	—	—	—	67	—	—	67
Conversion of preferred stock	(4,997,920)	(111,060)	4,997,920	50	—	—	111,010	—	—	111,060
Issuance of common stock to Angion stockholders as a result of Merger and reset to par of $0.01, net of transaction costs of $2.4 million	—	—	3,012,854	30	—	—	19,496	—	—	19,526
Settlement of promissory notes in connection with Merger	—	—	—	—	—	—	10,027	—	—	10,027
Issuance of common stock upon accelerated vesting of restricted stock units due to Merger	—	—	41,005	—	—	—	—	—	—	—
Return of common stock to pay withholding taxes on restricted stock	—	—	—	—	(14,455)	(150)	—	—	—	(150)
Issuance of common stock related to stock purchase agreement	—	—	1,213,000	12	—	—	6,987	—	—	6,999
Issuance of common stock related to service agreement	—	—	11,459	—	—	—	75	—	—	75
Stock-based compensation	—	—	—	—	—	—	1,179	—	—	1,179
Foreign currency translation adjustment	—	—	—	—	—	—	—	(197)	—	(197)
Net loss	—	—	—	—	—	—	—	—	(35,195)	(35,195)
Balance as of December 31, 2023	—	$—	9,618,178	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(51,898)	$(35,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	321	382
Amortization of right-of-use assets, operating leases	857	788
Amortization of debt discount	75	—
Non-cash interest expense	232	1,061
Costs expensed upon the issuance of warrants	549	—
Change in fair value of embedded derivative	—	(429)
Change in fair value of warrant liability	3,886	2
Loss on issuance of warrants	3,502	—
Stock-based compensation	1,452	1,179
Non-cash professional services expense	—	75
Gain on extinguishment of promissory notes	—	(605)
(Gain) loss on disposal of property and equipment	(3)	105
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	835	(729)
Other long-term prepaid assets	2,233	—
Accounts payable	(3,331)	23
Accrued expenses	4,658	2,216
Deferred research obligation	475	(742)
Operating lease liability	(911)	(825)
Net cash used in operating activities	(37,068)	(32,694)
Cash flows from investing activities
Purchases of property and equipment	(87)	(66)
Proceeds from sale of property and equipment	3	34
Net cash used in investing activities	(84)	(32)
Cash flows from financing activities
Cash acquired in connection with the reverse merger	—	24,001
Merger transaction costs	—	(2,364)
Proceeds from issuance of promissory notes payable	—	10,000
Proceeds from issuance of common stock warrants from March PIPE	5,985	—
Proceeds from issuance of common stock warrants from July Public Offering	11,484	—
Proceeds from issuance of common stock	4,555	6,999
Proceeds from issuance of common stock from July Public Offering	1,080	—
Payment of warrant issuance costs	(549)	—
Proceeds from issuance of senior note, net of issuance costs	19,727	—
Payment of employee withholding taxes on restricted stock	—	(150)
Proceeds from exercise of stock options	39	127
Net cash provided by financing activities	42,321	38,613
Effect of foreign currency on cash	22	—
Net increase in cash, cash equivalents and restricted cash	5,191	5,887
Cash, cash equivalents and restricted cash at the beginning of the year	14,301	8,414
Cash, cash equivalents and restricted cash at the end of the year	$19,492	$14,301

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$17,618	$12,894
Restricted cash	1,874	1,407
Total cash, cash equivalents and restricted cash	$19,492	$14,301

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

Supplemental disclosure of noncash investing and financing activities:
Fair value of pre-funded warrants at issuance date	$13,382	$—
Fair value of common warrants at issuance date	$6,509	$—
Accretion of promissory note discount from embedded derivative	$—	$10,027
Accretion of promissory note to face value	$26	$130
Settlement of promissory notes payable	$—	$897
Non-cash vesting of restricted common stock	$25	$67
Non-cash issuance of common stock from conversion of preferred stock	$—	$111,060
Non-cash issuance of common stock to Angion stockholders	$—	$19,526
Non-cash issuance of common stock related to service agreement	$—	$75

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc., in August 2011. Elicio is a clinical-stage biotechnology company pioneering the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. In December 2018, Elicio formed a wholly-owned subsidiary, Elicio Securities Corporation (“ESC”), a Massachusetts corporation. ESC is an investment company. Elicio, ESC, Former Elicio (as defined below) and Elicio Pty (as defined below) are collectively referred to as “Elicio” throughout these consolidated financial statements.
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
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of December 31, 2024, the Company had an accumulated deficit of $194.1 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of December 31, 2024, the Company had $17.6 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Elicio Pty, ESC, and Former Elicio. All significant intercompany balances and transactions have been eliminated in consolidation.
Since Former Elicio was determined to be the accounting acquirer in connection with the Merger, for periods prior to the Merger, the consolidated financial statements were prepared on a stand-alone basis for Former Elicio and did not include the combined entities activity or financial position. Subsequent to the Merger, the consolidated financial statements include the acquired business and assets and liabilities at their acquisition date fair value. Historical share and per share figures of Former Elicio have been retroactively restated to reflect the impact of the reverse stock split of Angion’s common stock, par value $0.01 per share (“Angion common stock”), at a ratio of 10:1 (the “Reverse Stock Split”) completed in connection with and prior to the closing of the Merger, based on the exchange ratio of 0.0181 (the “Exchange Ratio”).
Financial Statement Reclassification
Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The warrant liability was reclassified from current to noncurrent liabilities. These reclassifications had no effect on the reported results of operations or financial position.
Segments
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer serves as the CODM. The Company operates as a single operating and reportable segment, reflecting the integrated nature of the Company’s business.
Use of Estimates
The Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates reflected in these consolidated financial statements include but are not limited to, the accrual of research and development expenses, the valuation of stock-based awards, the valuation of warrants, the valuation of embedded derivatives and convertible debt, the operating lease right-of-use (“ROU”) assets and operating lease liability, and forecasts utilized in management’s going concern assessment.
Foreign Currency Translation and Transactions
The Australian Dollar (“AUD”) is the functional currency for Elicio Pty. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in AUD at the date they were acquired or assumed. As part of the consolidation process, the Elicio Pty results are translated from AUD into the reporting currency of US Dollars using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency is reported separately in Accumulated Other Comprehensive Loss.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of December 31, 2024 and 2023, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
Restricted Cash

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Restricted cash consists of cash securing a collateral letter of credit issued in connection with the Company’s research grant and facility operating lease. See Notes 6 and 11 for further discussion.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, and right-of-use asset, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2024 and 2023, no impairments have occurred.
Debt Issuance Costs
These deferred costs will be amortized and recognized as additional interest expense over the term of the Company’s convertible note using the effective interest method. The Company will present debt issuance costs as a direct deduction from the convertible note liability on its financial statements. See Note 12 for further discussion of the Company’s accounting for its outstanding debt and related issuance costs.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. As of December 31, 2024, there were no accruals for interest or penalties related to uncertain tax provisions.
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
Leases
ASC Topic 842, Leases, (“ASC 842”) requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and comprehensive loss as well as the reduction of the ROU asset.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. When the interest rate implicit in lease contracts is not readily determinable, the Company will utilize its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
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
Research Grant
The Company analogizes to the guidance provided by International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) for funds received from grants from entities that are not customers nor government agencies. The Company recognizes the amount of grant income based on the activity in allowable expenses covered under the grant and has elected to recognize the funds earned as an offset to the related research expenses recorded in operations. Advances from the grant that have yet to be recognized are recorded as restricted cash if the grant requires the funds to be isolated from general cash and cash equivalents. The Company records a liability for any research activity that is required under the grant but has not yet been performed. The liability is recorded as a deferred research obligation on the consolidated balance sheets.
Stock-Based Compensation
The Company issues stock-based awards to employees and non-employees, generally in the form of stock options. The Company accounts for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, which requires all stock-based payments to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The Company has elected to account for option forfeitures as they occur.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to determine the fair value of options granted, which uses as inputs the fair value of the Company common stock, assumptions the Company

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Warrants and Derivatives
The Company’s common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock. Please refer to Note 9 below for the application to the Company’s pre-funded and common warrants.
Net Loss Per Share
Basic net loss per share of Company common stock is computed by dividing net loss attributable to Company common stockholders by the weighted average number of shares of Company common stock and pre-funded warrants outstanding for the period. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrants. Diluted net loss per share excludes the potential impact of Company common stock options, warrants and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the years ended December 31, 2024 and 2023, basic and diluted net loss per common share are the same.
Other Comprehensive Gain (Loss)
Other comprehensive gain (loss) is defined as a change in equity during a period from foreign exchange transactions and other events and circumstances from non-owner sources.
Recently Adopted Accounting Standards During the Period
In November 2023, the FASB finalized ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about reportable segments and the CODM. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024. There was no impact on the Company's reportable segments identified and additional required disclosures have been included in Note 17.
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

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes of the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amount that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new guidance clarifies the accounting treatment of whether the settlement of convertible debt should be accounted for as an induced conversion or extinguishment of convertible debt. This guidance is effective for annual reporting periods beginning after December 15, 2025. The Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.
Note 3—Merger and Related Transactions
As described in Note 1, Former Elicio merged with a wholly owned subsidiary of Angion on June 1, 2023. The Merger was accounted for as a reverse recapitalization under U.S. GAAP. Former Elicio was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger: (i) Former Elicio stockholders owned a substantial majority of the voting rights; (ii) Former Elicio designated a majority (six of nine) of the initial members of the board of directors of the combined company; (iii) Former Elicio’s executive management team became the management team of the combined company; and (iv) the Company was named Elicio Therapeutics, Inc. and is headquartered in Boston, Massachusetts. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former Elicio issuing stock to acquire the net assets of Angion. As a result of the Merger, the net assets of Angion were recorded at their acquisition-date fair value, which approximated book value due to the short-term nature of the instruments, in the financial statements of Former Elicio and the reported operating results prior to the Merger are those of Former Elicio. Historical common share amounts of Former Elicio have been retroactively restated based on the Exchange Ratio. It was concluded that any in-process research and development assets that remained as of the Merger would be de minimis when compared to the cash and investments obtained through the Merger.
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

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Note 4—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$12,100	$—	$—	$12,100
Total assets	$12,100	$—	$—	$12,100

Warrant liability	$—	$2,827	$1	$2,828
Total liabilities	$—	$2,827	$1	$2,828

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$5,973	$—	$—	$5,973
Total assets	$5,973	$—	$—	$5,973

Warrant liability	$—	$—	$11	$11
Total liabilities	$—	$—	$11	$11
___________________
(1) Included in cash, cash equivalents, and restricted cash on the consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Cash equivalents at December 31, 2024 and 2023 were held in U.S. Treasury securities.
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
As part of the Merger transaction, Former Elicio assumed Angion’s warrant liabilities. The fair value of the assumed Angion warrants was classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	December 31, 2024	December 31, 2023
Balance, beginning of the period	$11	$—
Existing Angion warrant liability	—	9
Change in fair value	(10)	2
Balance, end of the period	$1	$11
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
The fair value of the Angion warrants assumed by the Company has been estimated using a Black-Scholes option pricing model. The underlying equity included in Black-Scholes was valued based on the equity value implied from sales of preferred and common stock at each measurement date, as applicable. The fair value of the warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk free interest rate, and the expected term.
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, LLC (“GKCC”), an entity controlled by a member of the Company’s board of directors, providing for the issuance and sale by the Company to GKCC of pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,032,702 shares of the Company’s common stock, at a purchase price per Pre-Funded Warrant of $5.81 (the “March Offering”). The Company identified these warrants as liabilities and measured them at fair value on March 19, 2024, and subsequently remeasures the fair value of these warrant liabilities on a quarterly basis. The Company is able to calculate the fair value measurement based on directly observable inputs for the asset from active markets, therefore these warrants are classified as Level 2.
In July 2024, the Company closed an underwritten public offering (the “Public Offering”), which resulted in net proceeds of $10.9 million to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Public Offering consisted of (i) 500,000 shares of the Company’s common stock (the “July Shares”) and (ii) 1,800,000 pre-funded warrants exercisable for shares of common stock (the “July Pre-Funded Warrants”), together with common warrants (the “July Common Warrants”) to purchase up to 2,300,000 shares of common stock. Each July Share and accompanying July Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July Common Warrant, and each July Pre-Funded Warrant and accompanying July Common Warrant were sold together at a combined offering price of $4.99 per July Pre-Funded Warrant and accompanying July Common Warrant, which represented the combined purchase price per July Pre-Funded Warrant and accompanying July Common Warrant less the $0.01 per share exercise price for each such July Pre-Funded Warrant. The July Common Warrants have an exercise price of $5.00 per share, are immediately exercisable and will expire five years from the issuance date. The Company identified these warrants as liabilities and measured them at fair value on July 1, 2024, and subsequently remeasures the fair value of these warrant liabilities on a quarterly basis. The Company is able to calculate the fair value measurement based on directly observable inputs for the asset from active markets, therefore these warrants are classified as Level 2.
At the Company’s Annual Shareholder’s Meeting in November 2024, the Company obtained stockholder approval for a shareholder, together with its affiliates, to exceed the 19.99% beneficial ownership limitation pursuant to the rules and regulations of the Nasdaq Stock Market LLC (“Stockholder Approval”). As such, the Company remeasured the July Common Warrants held by that shareholder at fair value and recognized the loss from change in fair value on the consolidated financial statements during the year ended December 31, 2024. As a result of obtaining Stockholder Approval, the Common Warrants held by that shareholder met the equity classification requirements under ASC 815. During the quarter ended December 31, 2024, the Company reclassified the July Common Warrants held by the stockholder from a liability to equity. The Company will re-assess the liability classification for the remaining July Common Warrants at each period end.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

The Company records the change in the fair value of common stock warrants in change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss.
The fair value of the assumed Angion common stock warrant liability was estimated using the following assumptions:

	December 31, 2024	December 31, 2023
Weighted average strike price	$76.00	$76.00
Contractual term (years)	3.7	4.7
Volatility (annual)	74.9%	94.0%
Risk-free rate	4.4%	3.9%
Dividend yield (per share)	0.0%	0.0%

Note 5—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development contract services	$1,206	$1,883
Advanced professional fees	243	300
Prepaid insurance	347	376
Other prepaid expenses and other current assets	101	173
Total prepaid and other current assets	$1,897	$2,732
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	December 31,
	2024	2023
Equipment	$1,661	$1,574
Furniture and fixtures	242	242
Leasehold improvements	132	132
Total property and equipment	2,035	1,948
Less: accumulated depreciation	(1,552)	(1,231)
Property and equipment, net	$483	$717
Depreciation expense for the years ended December 31, 2024 and 2023 was $0.3 million and $0.4 million, respectively.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.6 million and $2.8 million as of December 31, 2024 and December 31, 2023, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued professional fees	$1,167	$945
Accrued compensation and benefits	2,312	1,849
Accrued research and development	4,910	912
Other accrued expenses	26	51
Total accrued expenses	$8,415	$3,757
Note 6—Research Grant
In September 2022, Former Elicio entered into a grant agreement with the Gastro-Intestinal (“GI”) Research Foundation, a not-for-profit organization focused on supporting research to treat, cure, and prevent digestive diseases. Of the $2.8 million award, $2.3 million was received in September 2022 and the remaining $0.5 million was received in June 2023 with the completion of the development efforts as defined in the grant agreement. The final $0.5 million payment was applied as a credit to the second grant agreement described below. For the years ended December 31, 2024 and 2023, the Company incurred $0 and $1.9 million, respectively, in research and development expenses related to this project.
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit, described above. As of the years ended December 31, 2024 and 2023, the Company incurred $2.2 million and $1.9 million, respectively, in research and development expenses related to this project. As of December 31, 2024, the grant funds available for the second grant agreement were $0 and the deferred research obligation was $0, as the grant agreement was completed in the third quarter of 2024.
In August 2024, the Company entered into a third grant agreement with the GI Research Foundation for $1.5 million. The grant funds available as of December 31, 2024 were $1.2 million, which are reflected in restricted cash in the accompanying consolidated balance sheets. The deferred research obligation as of December 31, 2024 was $1.2 million, which was reflected in the deferred research obligation in the accompanying consolidated balance sheets. For the year ended December 31, 2024, the Company incurred $0.3 million in research and development expenses related to this project, of which $0.3 million was applied against the grant funds received.
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
Convertible Preferred Stock of Former Elicio
Former Elicio’s convertible preferred stock consisted of Series A preferred stock (“Series A Preferred Shares”), Series B preferred stock (“Series B Preferred Shares”) and Series C preferred stock (“Series C Preferred Shares” and collectively with the Series A Preferred Shares and the Series B Preferred Shares, the “Convertible Preferred Stock”).
Conversion of Convertible Preferred Stock
On June 1, 2023, Former Elicio completed the Merger with Angion in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Elicio’s Convertible Preferred Stock was converted into a share of Former Elicio’s common stock. At the closing of the Merger, the Company issued an aggregate of 5,375,751 shares of its common stock to Former Elicio

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

stockholders, based on the Exchange Ratio. No shares of Convertible Preferred Stock were issued during the years ended December 31, 2024 and 2023, respectively.
As a result of the Merger, the aggregate amount of 276,128,177 shares of Convertible Preferred Stock (retroactively restated for the reverse recapitalization as described in Note 3) were converted into 4,997,920 shares of Former Elicio's common stock to be exchanged for the same number of shares of the Company’s common stock.
At-The-Market Equity Programs
In May 2022, the Company filed a registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, pursuant to which the Company was able to offer, issue or sell shares of its common stock having an aggregate offering price of up to $21 million from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement and related prospectus filed with the Prior Shelf Registration Statement (the “2022 ATM Program"). During the year ended December 31, 2024, the Company issued and sold a total of 650,179 shares of common stock under the 2022 ATM Program for aggregate net sale proceeds of approximately $5.4 million after deducting sales commissions. No sales were made under the 2022 ATM Program during the year ended December 31, 2023.
In May 2024, the 2022 ATM Program was terminated by the Company. In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, as agent, to provide for the issuance and sale of up to $40 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). During the year ended December 31, 2024, the Company issued and sold 53,795 shares of common stock, for net proceeds of $0.3 million, under the 2024 ATM Program.
Private Placement
In March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors, for purposes of the March Offering. Each Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the Pre-Funded Warrants. The Pre-Funded Warrants were classified as a liability at issuance due to the need for the Company to obtain stockholder approval to settle the instruments in shares in an amount exceeding the 19.99% beneficial ownership limit. Such stockholder approval was obtained in November 2024. See Note 16 - Related Party Transactions for a discussion of the March Offering.
Public Offering
In July 2024, the Company closed its Public Offering, which resulted in net proceeds of $10.9 million to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Public Offering consisted of (i) the July Shares, together with the July Common Warrants, and (ii) the July Pre-Funded Warrants, together with the July Common Warrants. Each July Share and accompanying July Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July Common Warrant, and each July Pre-Funded Warrant and accompanying July Common Warrant were sold together at a combined offering price of $4.99 per July Pre-Funded Warrant and accompanying July Common Warrant, which represented the combined purchase price per July Pre-Funded Warrant and accompanying July Common Warrant less the $0.01 per share exercise price for each such July Pre-Funded Warrant.
The July Common Warrants have an exercise price of $5.00 per share, are immediately exercisable and will expire five years from the issuance date. Refer to Note 16 — Related Party Transactions, of our consolidated financial statements for additional information.
Note 8—Stock-Based Compensation
2012 Plan and 2022 Plan
Pursuant to the Merger Agreement, the Company assumed the Former Elicio Plans and all stock options issued and outstanding under the Former Elicio Plans. Each outstanding and unexercised option to purchase Former Elicio common stock was adjusted with such Company stock options henceforth representing the right to

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

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
2021 Plan and Amendment to 2021 Plan
In January 2021, Angion’s board of directors approved the 2021 Plan which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The 2021 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1st by the lesser of 5% of the Company’s common stock outstanding on the immediately preceding December 31st, or such lesser number of shares as determined by the Company’s board of directors. In March 2023, Angion’s board of directors approved an amendment to the 2021 Plan to increase the cumulative number of shares of common stock reserved for issuance thereunder by 30,113 shares. The Company has a policy of issuing shares out of respective plan pools (to the extent available) to satisfy share option exercises and restricted stock vesting.
As of December 31, 2024, 298,795 shares and 175,283 shares remain available for future grants under the 2021 Plan and Former Elicio 2022 Equity Incentive Plan, respectively.
2024 Inducement Incentive Award Plan
In February 2024, the Company’s board of directors approved the Company’s 2024 Inducement Incentive Award Plan (the “2024 Inducement Plan”) which permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, LLC. The 2024 Inducement Plan provides for an overall share limit of 500,000 shares of the Company’s common stock. As of December 31, 2024, 387,332 shares remain available for future grants under the 2024 Inducement Plan.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,305,924	$21.27	7.43	$2,511
Options granted	798,934	3.59
Options exercised	(9,757)	3.92
Forfeited (unvested)	(204,169)	10.43
Outstanding as of December 31, 2024	1,890,932	$15.69	6.78	$920
Options vested and exercisable	860,803	$28.28	4.78	$428
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 798,934 stock options were granted during the year ended December 31, 2024. The weighted average grant date fair value per share for the stock option grants during the year ended December 31, 2024 was $3.59. As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards granted was $3.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2024	2023
Research and development	$582	$552
General and administrative	870	627
Total	$1,452	$1,179
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

Options	For the Year Ended December 31,
	2024	2023
Risk-free interest rate	3.4% - 4.3%	3.7% - 4.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	79.5% - 107.8%	71.7% - 75.5%
Expected term in years (employees)	5.0 - 6.1	5.5 - 6.1
In March 2021 and June 2022, certain employees of the Company early exercised options to purchase shares of the Company’s common stock. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the consolidated financial statements for the years ended December 31, 2024 and 2023.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to the initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of December 31, 2024. As of December 31, 2024, 165,015 shares under the ESPP remain available for purchase and no offerings have been authorized.
Note 9—Warrants
In accordance with ASC 815, the warrants classified as liabilities are recorded at fair value at the issuance date, with subsequent changes in the fair value recognized in the consolidated statements of operations and

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

comprehensive loss at the end of each reporting period. Refer to Note 4 for changes in the fair value recognized during the periods reported.
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
Upon issuance, the fair value of the Pre-Funded Warrants was $6.6 million. The Company recorded the $0.6 million difference between the proceeds and the grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss during the three months ended March 31, 2024. The fair value of the Pre-Funded Warrants was measured using the Black-Scholes option pricing model as of the grant date. For the year ended December 31, 2024, the Company recognized a gain of $1.3 million in fair value remeasurement of the Pre-Funded Warrants.
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
Upon issuance, the fair value of the July Pre-Funded Warrants and July Common Warrants was $6.8 million and $6.5 million, respectively. The Company recorded the $2.9 million difference between the proceeds and the grant date fair value as a loss on the issuance of warrants in the statements of operations and comprehensive loss during the three months ended September 30, 2024. The fair value of the July Pre-Funded Warrants and July Common Warrants was measured using the Black-Scholes option pricing model as of the grant date. For the year ended December 31, 2024, the Company recognized a loss of $2.4 million in fair value remeasurement of the July Pre-Funded Warrants. For the year ended December 31, 2024, the Company recognized a loss of $2.8 million in fair value remeasurement of the July Common Warrants.
Following receipt of Stockholder Approval in November 2024, the Company remeasured the July Common Warrants held by that shareholder at fair value and recognized the loss from change in fair value on the consolidated financial statements during the year ended December 31, 2024. As a result of obtaining Stockholder Approval, the Common Warrants held by that shareholder met the equity classification requirements under ASC 815. During the quarter ended December 31, 2024, the Company reclassified the July Common Warrants held by the stockholder from a liability to equity. The Company will re-assess the liability classification for the remaining July Common Warrants at each period end.
The following table summarizes the issuances of warrants by the Company throughout 2024:

	Number of Warrants Issued	Date of Issuance	Expiration Date
Pre-Funded Warrants(1)	1,032,702	March 2024	—
July Pre-Funded Warrants(1)	1,800,000	July 2024	—
July Common Warrants	2,300,000	July 2024	July 2029
Total Warrants Issued	5,132,702
(1) Pre-funded warrants have been purchased and have an exercise price of $.01 per share. These warrants do not have an expiration date.
The following table summarizes warrant activity regarding the Pre-Funded Warrants and Common Warrants outstanding at December 31, 2024:

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2023	148,764	$54.19	5.5
Issued	5,132,702	2.34
Exercised	(200,000)	0.01
Outstanding at December 31, 2024	5,081,466	$3.85	4.5

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
The Company may be exposed to litigation in connection with its products under development and operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. As of the time of this report, the Company does not believe it is a party to any claim, proceeding or litigation, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business.
License Agreements
In January 2016, Former Elicio entered into a license agreement to license certain intellectual property from a university, which agreement has been amended from time to time to license additional intellectual property and to adjust fees, milestone dates, and diligence requirements. The Company is required to pay certain contractual maintenance and milestone payments related to clinical trials and royalties on product sales over the term of the contract, with minimum annual royalty payments commencing in the calendar year after commercialization. The license term for the January 2016 license agreement extends until terminated by either party under certain provisions. During the year ended December 31, 2024, in accordance with the terms of the license agreement, the Company achieved a milestone related to the ongoing clinical trials and recorded license expense of $0.4 million. No commercialization royalties have been achieved to date.
In addition, the Company is required to pay a total of up to $20.9 million upon achievement of certain late-stage developmental and commercial milestones. The developmental milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2024 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.
Note 11—Leases
Operating Leases
In July 2021, the Company signed an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease, the Company recognized a ROU lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the deposit on the Boston Lease and has a deposit in the amount of $0.7 million, which was reported as restricted cash, noncurrent on the consolidated balance sheets as of December 31, 2024 and 2023.
As part of the Merger Agreement, the Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease that expired on June 30, 2024.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Lease expense for all leases for the years ended December 31, 2024 and 2023 was $1.5 million and $1.5 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	For the year ended December 31,
	2024	2023
Operating cash outflows from operating leases	$1,427	$1,380
Weighted-average remaining lease term—operating leases (in years)	5.1	5.6
Weighted-average discount rate—operating leases	8.0%	7.5%
As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2025	$1,350
2026	1,383
2027	1,425
2028	1,467
2029	1,512
Thereafter	253
Total	7,390
Less present value discount	(1,384)
Operating lease liabilities	6,006
Less: operating lease liability, current portion	(901)
Operating lease liability, noncurrent portion	$5,105
Note 12—Debt
Note Payable
In connection with execution of the Merger Agreement, Angion made the Bridge Loan to Former Elicio pursuant to a note purchase agreement and promissory notes up to an aggregate principal amount of $12.5 million, issued with a 20% original issue discount. An initial closing held substantially concurrently with the execution of the Merger Agreement for a principal amount of $6.25 million in exchange for cash of $5.0 million and an additional closing for a principal amount of $6.25 million in exchange for cash of $5.0 million occurred upon delivery by Former Elicio to Angion of Former Elicio’s audited financial statements for the year ended December 31, 2022.
The promissory notes included multiple settlement options depending on the outcome of the Merger. Former Elicio evaluated all the settlement features, included within the promissory note agreement, under FASB ASC Topic 815, Derivatives and Hedging, and determined the settlement features met the definition of a derivative and required bifurcation from the promissory notes. The bifurcated embedded derivative of $0.4 million was recorded as a liability at fair value at the date of issuance based on the probability of occurrence of a triggering event taking place during the term of the promissory notes and was recorded as a discount to the carrying value of the promissory note. During the year ended December 31, 2023, Former Elicio recorded other expense of $2.3 million related to the accretion of the discount of the promissory notes derivative.
During the year ended December 31, 2023, per the terms of the Merger Agreement, upon completion of the Merger, all obligations owed by Former Elicio related to the promissory notes were automatically forgiven and the amount advanced by Angion, along with any accrued and unpaid interest, was credited towards the net cash balance used to calculate the assets and liabilities listed above.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, pursuant to which the Company issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Note Financing”). Unless earlier converted in accordance with

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

the terms of the Convertible Note, the Convertible Note will mature on February 15, 2026. Interest on the Convertible Note accrues and is payable quarterly in cash on the principal amount equal to 3% per annum, with the initial interest payment date to be June 30, 2025. The Convertible Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The Convertible Note will be convertible into shares of the Company’s common stock, in whole or in part, at the option of GKCC at any time, based on an initial conversion price of $5.81 (the “Conversion Price”) per share of common stock, subject to adjustments and satisfaction of certain conversion conditions; provided that the Company was not able to effect any conversion of the Convertible Note and GKCC did not have any right to convert any portion of the Convertible Note until the Company received Stockholder Approval. The Company received Stockholder Approval in November 2024. If at any time from and after the date of the Securities Purchase Agreement and for so long as certain conversion conditions are satisfied, the closing price of the common stock on Nasdaq equals or exceeds 135% of the Conversion Price for 20 trading days in a 30 trading day period, then the Company has the right to require GKCC to convert all or any portion of the Convertible Note, including any accrued but unpaid interest into shares of common stock, as further described in the Convertible Note. The Convertible Note contains customary terms and covenants and customary events of default. The Company granted GKCC certain customary registration rights with respect to the shares of common stock issuable upon conversion of the Convertible Note.
The Company received net proceeds of approximately $19.7 million from the Note Financing, after deducting debt issuance costs.
The Convertible Note includes multiple conversion features. The Company evaluated all conversion features included within the Convertible Note, under FASB ASC Topic 815, Derivatives and Hedging, and determined that the default interest feature met the definition of a derivative, but the value was de minimis. During the year ended December 31, 2024, the Company recorded other expense of $0.1 million related to the accretion of the discount of Convertible Note debt issuance costs. As of and for the year ended December 31, 2024, the Company recorded accrued interest expense of $0.2 million related to the interest due on the Convertible Note but not yet payable.

Note 13—Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2024 and 2023 consists of the following (in thousands):

	December 31,
	2024	2023
Current:
Federal	$—	$—
United States	—	—
Foreign	—	—
Total Current	—	—

Deferred
Federal	(11,236)	7,743
State	1,192	3,116
Foreign	—	—
Change in valuation allowance	10,044	(10,859)
Total Deferred	—	—
Total tax provision	$—	$—

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

The reconciliations between the federal statutory income tax rate and the Company's effective income tax rate were as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State tax, net of federal benefits	(2.4)%	6.2%
Permanent differences	(3.5)%	(0.3)%
Federal research and development credits	3.6%	3.1%
State research and development credits	0.6%	0.8%
Other differences	0.1%	0.1%
Change in valuation allowance	(19.4)%	(30.9)%
Effective income tax rate	0.0%	0.0%
The principal components of the Company's net deferred tax asset at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$64,646	$60,696
Research and development tax credit carryovers	15,117	12,940
Capitalized research and development	17,585	13,686
Lease liability	1,548	1,897
Other	2,704	2,732
ROU asset	(1,470)	(1,800)
Property and equipment	(13)	(33)
Total deferred tax assets	100,117	90,118
Less: Deferred tax asset valuation allowance	(100,117)	(90,118)
Net deferred tax asset	$—	$—

Net operating losses (“NOL”) generated before December 31, 2017 can be carried forward 20 years under the Internal Revenue Code (“IRC”). Use of NOLs arising in tax years ended after December 31, 2017 are limited to 80% of taxable income in any one tax year, and are carried forward indefinitely. The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. The increase in the net deferred tax assets and valuation allowance is primarily due to increases in federal and state NOLs, federal and state research credits, and capitalized research expenditures. At December 31, 2024, Elicio has federal NOLs of $261.8 million, of which $19.1 million was generated before the tax year ended December 31, 2018, and state NOLs of $145.2 million. If not utilized, certain NOLs for federal and state tax purposes will start to expire beginning in 2032. At December 31, 2024, Elicio has $12.9 million and $2.6 million of federal and state research and development credit carryforwards, respectively, that start to expire in 2027.
As the Company has not yet achieved profitable operations, management believes the tax benefits as of December 31, 2024 did not satisfy the realization criteria set forth in ASC Topic 740, Income Taxes and, therefore, has recorded a full valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2024 by $10.0 million due to the increase in the deferred tax assets by the same amount, primarily due to NOL carryforwards. The Company’s effective income tax rate differed from the federal statutory rate primarily due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.
Ownership changes, as defined in the IRC, may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income pursuant to IRC Section 382 or similar provisions. Subsequent ownership

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

changes could further affect the limitation in future years. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize NOL and research and development credit carryforwards in the future.
The Company files tax returns in the United States, Australia, California, Connecticut, Florida, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, North Carolina, Pennsylvania, and Tennessee. All tax years from 2021 to 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. To its knowledge, the Company is not currently under examination by the IRS or any other jurisdictions for any tax years.
As of December 31, 2024, the Company had $4.1 million of uncertain tax positions related to prior research tax credits that may not be substantiated upon audit. The Company does not anticipate that uncertain tax positions will decrease within the next 12 months. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2024 and 2023.
Note 14—Employee Benefit Plan
Employee Benefit Plan
The Company provides a retirement savings plan through the Vendantra Pharmaceuticals Inc. 401(k) Plan (the “Elicio Retirement Plan”), subject to certain limitations. As allowed under Section 401(k) of the IRC, the Elicio Retirement Plan allows tax deferred salary deductions for eligible employees. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed.
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
Basic and diluted net loss per share attributable to common stockholders was calculated for the years ended December 31, 2024 and 2023 as follows (in thousands, except share and per share data):

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(51,898)	$(35,195)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	12,202,996	5,056,225
Net loss per share, basic and diluted	$(4.25)	$(6.96)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2024	2023
Shares issuable upon exercise of stock options	1,890,932	1,305,924
Shares issuable upon the exercise of warrants	2,448,764	148,764
Unvested common stock	—	1,933
Total	4,339,696	1,456,621

Note 16—Related Party Transactions
Consulting Agreement
The Company paid $0 and $0.8 million for the years ended December 31, 2024 and 2023, respectively, for consulting services provided by an entity affiliated with the Company’s former interim chief financial officer and former board member.
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
Senior Secured Convertible Note Financing
In August 2024, the Company entered into the Securities Purchase Agreement with GKCC, pursuant to which the Company issued the Convertible Note in the principal amount of $20.0 million pursuant to the Note Financing. The Company received net proceeds of approximately $19.7 million from the Note Financing, after deducting debt issuance costs. Refer to Note 12 for further detail regarding the Note Financing.
Note 17—Segment Reporting
The Company has one reportable segment relating to the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. The Company’s CODM, its Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and the change in fair value of warrants are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the consolidated statements of cash flows.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Other segment items include interest revenue, interest expense, change in the fair value of derivatives, and change in the fair value of warrants. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the consolidated statements of cash flows. The following table presents certain financial data for the Company’s reportable segment (in thousands):

	December 31,
	2024	2023
Clinical trial expenses	$15,892	$7,066
Employee related research and development expenses	8,560	7,306
Chemistry, manufacturing and controls expenses	4,260	7,623
Other research and development expenses	5,971	5,553
Contract and grant reimbursements	(1,027)	(3,800)
Employee related general and administrative expenses	3,682	3,437
Professional fees and other general and administrative expenses	7,648	8,455
Other segment items	6,912	(445)
Segment net loss	$51,898	$35,195

Total segment assets	$28,178	$27,146
Note 18—Subsequent Events
The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date as of December 31, 2024 through the date these consolidated financial statements were issued to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. Non-recognizable subsequent events are summarized below.
January Offering
On January 29, 2025, the Company entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with certain institutional investors (each an “Investor” and, collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January Offering”): (i) an aggregate of 1,261,830 shares of common stock, par value $0.01 per share, of the Company and (ii) common warrants to purchase up to an aggregate of 1,261,830 shares of Common Stock (the “January Common Warrants”). Each share of common stock and accompanying January Common Warrant were sold together at a combined offering price of $7.925. The January Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the initial exercise date. The aggregate gross proceeds to the Company from the January Offering were approximately $10 million before deducting the placement agent’s fees and related offering expenses.
Convertible Note Conversion
As previously described, in August 2024, the Company entered into the Securities Purchase Agreement with GKCC, pursuant to which the Company issued the Convertible Note in the principal amount of $20.0 million pursuant to the Note Financing. Under the terms of the Convertible Note, if at any time from and after the date of the Convertible Note and for so long as the closing price of the Company’s common stock on The Nasdaq Capital Market equals or exceeds 135% of the initial conversion price of $5.81 for 20 trading days in a 30 trading day period, then the Company had the right to require GKCC to convert all or any portion of the Convertible Note, including any accrued but unpaid interest into shares of Company common stock.
On March 3, 2025, the Company exercised its right under the Convertible Note to require GKCC to convert the full amount of the Convertible Note, including all accrued and unpaid interest, into shares of Company common stock. On March 5, 2025, the Company issued 3,500,573 shares of common stock to GKCC in exchange for the principal balance of $20 million plus $0.3 million in accrued interest, in satisfaction in full of the Convertible Note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Definition and Limitations of Disclosure Controls
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, principal accounting officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 as a result of our material weaknesses in our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
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
Although we have initiated efforts to remediate these material weaknesses, the material weaknesses have not been fully remediated as of December 31, 2024. Our remediation efforts are intended to address the identified material weaknesses. However, these material weaknesses will not be considered remediated until the applicable remedial actions operate effectively for a sufficient period of time. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.
Remediation of Previously Reported Material Weakness

During the year ended December 31, 2024, we completed control enhancements and testing necessary to conclude that the previously identified material weakness in our internal control over financial reporting related to insufficient resources to ensure that calculations used in financial reporting are properly reviewed, including earnings per share and weighted average shares outstanding calculations was remediated. In addressing this material weakness, we have undertaken actions in each of the steps identified below:
•engaging SEC compliance consultants to provide preparation support for the financial reporting process; and
•hiring sufficient resources to have a separate reviewer and preparer for the financial reporting calculations and schedules.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal accounting and financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded our internal control over financial reporting was not effective as of December 31, 2024, based on the COSO criteria.
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
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
(b)Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.	8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	2/9/2021	3.1
3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023.	8-K	6/2/2023	3.3
3.3	Certificate of Amendment (Officer Exculpation) to the Amended and Restated Certificate, dated June 1, 2023.	8-K	6/2/2023	3.4
3.4	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023.	8-K	6/2/2023	3.5
3.5	Amended and Restated Bylaws	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.5.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Amended and Restated Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/30/2022	4.5
4.6	Form of Common Warrant	8-K	1/30/2025	4.1
4.7	Form of Senior Secured Convertible Promissory Note due February 15, 2026.	8-K	8/12/2024	4.1
4.8	Form of Common Warrant.	8-K	6/28/2024	4.1
4.9	Form of Pre-Funded Warrant.	8-K	6/28/2024	4.2
4.10	Form of Pre-Funded Warrant.	8-K	3/18/2024	10.2
10.1	Lease Between Elicio Therapeutics, Inc. and RREF II 451D, LLC dated July 21, 2021.	S-4/A	3/29/2023	10.34
10.2	Form of Securities Purchase Agreement, dated as of January 29, 2025, by and among Elicio Therapeutics, Inc. and the purchasers party thereto	8-K	1/30/2025	10.1
10.3	Securities Purchase Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC	8-K	8/12/2024	10.1
10.4	Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC	8-K	8/12/2024	10.2
10.5	IP Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC	8-K	8/12/2024	10.3
10.6	Subsidiary Guarantee, dated August 12, 2024, among Elicio Operating Company, Inc., Elicio Securities Corp. and GKCC, LLC	8-K	8/12/2024	10.4
10.7	Subscription Agreement, dated as of March 18, 2024, by and between Elicio Therapeutics, Inc. and GKCC, LLC.	8-K	3/18/2024	10.1
10.8	Capital on DemandTM Sales Agreement, dated as of June 3, 2024, by and between Elicio Therapeutics, Inc. and JonesTrading Institutional Services LLC	S-3	6/3/2024	1.3
10.9	Form of Indemnification Agreement between Elicio Therapeutics, Inc. and each of its directors and officers.	8-K	6/2/2023	10.8
10.10	Information Rights Letter, dated May 30, 2023, by and between Clal Biotechnology Industries Ltd. and Elicio Therapeutics, Inc.	8-K	6/2/2023	10.13
10.11#	Employment Agreement between Elicio Therapeutics, Inc. and Robert Connelly, dated as of November 15, 2018.	S-4/A	3/29/2023	10.29+

10.12#	Offer Letter between Elicio Therapeutics, Inc. and Dr. Christopher Haqq, dated as of September 29, 2019.	S-4/A	3/29/2023	10.30+
10.13#	Employment Letter, by and between Elicio Therapeutics, Inc. and Peter DeMuth, dated as of April 13, 2022.	S-4/A	3/29/2023	10.32+
10.14#	Employment Agreement, dated March 21, 2025, by and between Elicio Therapeutics, Inc. and Preetam Shah.	8-K	3/24/2024	10.1+
10.15	Subscription Agreement, dated as of December 22, 2023, by and between the Company and GKCC, LLC.	8-K	12/22/2023	10.1
10.16#	Elicio Therapeutics, Inc. 2012 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.27+
10.17#	Elicio Therapeutics, Inc. 2022 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.28+
10.18†	Exclusive Patent License Agreement, dated January 22, 2016, by and between Elicio Therapeutics, Inc. and the Massachusetts Institute of Technology, as amended.	S-4/A	3/29/2023	10.25+
10.19	Note Purchase Agreement, dated January 17, 2023, by and between Elicio Therapeutics and Angion Biomedica Corp., and Form of Promissory Note.	8-K	1/17/2023	10.1
10.20#	Amended and Restated Non-Employee Director Compensation Policy.	10-K	3/29/2024	10.14
10.21#	Executive Severance Plan.	8-K	2/2/2024	10.1
10.22#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)
10.23#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.24#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.25#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.26#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.27#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.28#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.29#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.30#	2021 Employee Stock Purchase Plan.	S-1/A	2/1/2021	10.7
10.31#	Elicio Therapeutics, Inc. 2024 Inducement Incentive Award Plan.	10-K	3/29/2024	10.19
10.32#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Inducement Incentive Award Plan.	10-K	3/29/2024	10.2
10.33#	Form of Inducement Stock Option Grant Notice and Agreement.	10-K	3/29/2024	10.21
19.1	2021 Insider Trading Compliance Policy, as amended				X
21.1	Subsidiaries of the registrant.				X
23.1	Consent of independent registered public accounting firm.				X
24.1	Power of Attorney (reference is made to the signature page hereto).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Elicio Therapeutics, Inc. Clawback Policy (effective October 31, 2023).
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X
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

Date: March 31, 2025

ELICIO THERAPEUTICS, INC.

By: /s/ Robert Connelly
Robert Connelly
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Connelly, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, with full power to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Connelly Robert Connelly	Chief Executive Officer, President and Director	March 31, 2025
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Jay Venkatesan, M.D.	Director	March 31, 2025
Jay Venkatesan, M.D.

/s/ Julian Adams, Ph.D.	Director	March 31, 2025
Julian Adams, Ph.D.

/s/ Carol Ashe	Director	March 31, 2025
Carol Ashe

/s/ Yekaterina (Katie) Chudnovsky	Director	March 31, 2025
Yekaterina (Katie) Chudnovsky

/s/ Robert R. Ruffolo, Jr., Ph.D.	Director	March 31, 2025
Robert R. Ruffolo, Jr., Ph.D.

/s/ Karen Wilson	Director	March 31, 2025
Karen Wilson

/s/ Allen Nissenson, M.D.	Director	March 31, 2025
Allen Nissenson, M.D.