Form 10-Q
period 2025-03-31
Elicio Therapeutics, Inc.
filed 2025-05-13
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 9, 2025 was 15,996,976.

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
•the extent to which global economic and political developments, including the ongoing conflict between Ukraine and Russia, the conflicts in the Middle East, geopolitical tensions with China, and other geopolitical events, as well as the macroeconomic conditions, including inflation, volatility in interest rates, potential for economic slowdown or recession and potential governmental shutdowns, will affect our business operations, clinical trials, or financial condition;
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
•our projected financial performance;
•our anticipated use of proceeds from potential financing activities;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “Company,” “Elicio,” “we,” “us,” and “our” refer to Elicio Therapeutics, Inc. and our wholly-owned subsidiaries.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$18,351	$17,618
Restricted cash, current	683	1,178
Prepaid expenses and other current assets	1,901	1,897
Total current assets	20,935	20,693
Property and equipment, net	430	483
Operating lease, right-of-use assets	5,481	5,706
Restricted cash, noncurrent	698	696
Other long-term prepaid assets	600	600
Total assets	$28,144	$28,178
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,037	$1,038
Accrued expenses	5,770	8,415
Deferred research obligation	680	1,169
Operating lease liability, current	926	901
Total current liabilities	11,413	11,523
Warrant liabilities	2,962	2,828
Operating lease liability, noncurrent	4,865	5,105
Convertible note - related party	—	20,034
Total liabilities	19,240	39,490
Commitments and contingencies - Note 10
Stockholders' equity (deficit):
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 15,983,191 shares and 11,043,837 shares issued at March 31, 2025 and December 31, 2024, respectively; 15,968,736 and 11,029,382 outstanding as of March 31, 2025 and December 31, 2024, respectively	160	110
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	214,348	183,004
Accumulated other comprehensive loss	(144)	(175)
Accumulated deficit	(205,310)	(194,101)
Total stockholders' equity (deficit)	8,904	(11,312)
Total liabilities and stockholders' equity (deficit)	$28,144	$28,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$7,778	$7,559
General and administrative	2,958	2,682
Total operating expenses	10,736	10,241
Loss from operations	(10,736)	(10,241)
Other (expense) income
Change in fair value of warrant liabilities	(507)	(1,278)
Loss on issuance of pre-funded warrants	—	(578)
Gain on sale of equipment	—	3
Foreign exchange transaction gain	—	153
Interest income	210	150
Interest expense	(176)	(36)
Total other expense, net	(473)	(1,586)
Net loss	(11,209)	(11,827)
Other comprehensive loss:
Foreign currency translation adjustment	31	(73)
Comprehensive loss	$(11,178)	$(11,900)
Net loss per common share, basic and diluted	$(0.87)	$(1.15)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted	12,950,574	10,273,925
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)
Issuance of common stock from At-the-Market offering, net of issuance costs of $0 million	106,823	1	—	—	834	—	—	835
Issuance of common stock upon exercise of options	1,628	—	—	—	7	—	—	7
Conversion of senior note payable into common stock, net of issuance costs of $0.3 million	3,500,573	35	—	—	20,141	—	—	20,176
Issuance of common stock and warrants from the January Offering, net of fees of $0.8 million	1,261,830	13	—	—	9,130	—	—	9,143
Issuance of common stock upon the exercise of common warrants	68,500	1	—	—	715	—	—	716
Stock-based compensation	—	—	—	—	517	—	—	517
Foreign currency translation adjustment	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(11,209)	(11,209)
Balance as of March 31, 2025	15,983,191	$160	(14,455)	$(150)	$214,348	$(144)	$(205,310)	$8,904

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	9,603,723	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.1 million	615,363	6	—	—	5,056	—	—	5,062
Issuance of common stock upon settlement of restricted stock	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	324	—	—	324
Foreign currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(11,827)	(11,827)
Balance as of March 31, 2024	10,219,989	$102	(14,455)	$(150)	$159,218	$(270)	$(154,030)	$4,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(11,209)	$(11,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	82
Amortization of right-of-use assets, operating leases	225	208
Non-cash interest expense	107	—
Amortization of debt discount	35	—
Change in fair value of warrant liabilities	507	1,278
Stock-based compensation expense	517	324
Loss on issuance of warrants	—	578
Gain on disposal of property and equipment, net	—	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4)	1,085
Other long-term prepaid assets	—	160
Accounts payable	2,999	(3,264)
Accrued expenses and other current liabilities	(2,645)	(432)
Deferred research obligation	(489)	(67)
Operating lease liabilities	(215)	(244)
Net cash used in operating activities	(10,119)	(12,122)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	3
Net cash provided by investing activities	—	3
Cash flows from financing activities
Proceeds from exercise of common warrants	343	—
Proceeds from issuance of common stock and common warrants from the January Offering	9,143	—
Proceeds from issuance of common warrants	—	5,962
Proceeds from issuance of common stock	835	5,062
Proceeds from the exercise of stock options	7	—
Net cash provided by financing activities	10,328	11,024
Effect of foreign currency on cash	31	—
Net increase (decrease) in cash and cash equivalents	240	(1,095)
Cash, cash equivalents and restricted cash at the beginning of the period	19,492	14,301
Cash, cash equivalents and restricted cash at the end of the period	$19,732	$13,206

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$18,351	$11,853
Restricted cash	1,381	1,353
Total cash, cash equivalents and restricted cash	$19,732	$13,206

Supplemental disclosure of noncash investing and financing activities:
Fair value of pre-funded warrants at issuance date	$—	$6,579
Fair value of common warrants upon settlement	$373	$—
Conversion of related-party senior note payable into equity	$20,034	$—
Non-cash vesting of restricted common stock	$—	$11
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) is a clinical-stage biotechnology company pioneering the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. Elicio and its wholly-owned subsidiaries, Elicio Securities Corporation (“ESC”), an investment company, Elicio Operating Company, Inc. (“Former Elicio”), and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established for the purposes of qualifying for research credits for studies conducted in Australia, are collectively referred to as “Elicio” throughout these condensed consolidated financial statements.
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of March 31, 2025, the Company had an accumulated deficit of $205.3 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of March 31, 2025, the Company had $18.4 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
Note 2—Summary of Significant Accounting Policies
Please refer to "Note 2 – Summary of Basis of Significant Accounting Policies," to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any references in these notes to applicable guidance are meant to refer to U.S. GAAP as found in Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries, Elicio Pty, ESC, and Former Elicio. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Form 10-K.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). This ASU requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes of the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amount that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
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
Note 3—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$11,715	$—	$—	$11,715
Total assets	$11,715	$—	$—	$11,715

Warrant liability	$—	$2,960	$2	$2,962
Total liabilities	$—	$2,960	$2	$2,962

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$12,100	$—	$—	$12,100
Total assets	$12,100	$—	$—	$12,100

Warrant liability	$—	$2,827	$1	$2,828
Total liabilities	$—	$2,827	$1	$2,828
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at March 31, 2025 and December 31, 2024 were held in U.S. Treasury securities.
There were no transfers made among the three levels in the fair value hierarchy during the periods presented.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The fair value of the warrants assumed in the merger (the “Merger”) with Angion Biomedica Corp. (“Angion” and the warrants, the “Angion warrants”) were classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	March 31 2025	December 31, 2024
Balance, beginning of the period	$1	$11
Change in fair value	1	(10)
Balance, end of the period	$2	$1
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
The fair value of the Angion warrants issued by the Company has been estimated using Black-Scholes option pricing model. The underlying equity included in Black-Scholes was valued based on the equity value implied from sales of preferred and common stock at each measurement date, as applicable. The fair value of the warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk-free interest rate, and the expected term.
The fair value of the assumed Angion warrant liability was estimated using the following assumptions:

	March 31, 2025	December 31, 2024
Weighted average strike price	$76.00	$76.00
Contractual term (years)	3.4	3.7
Volatility (annual)	79.1%	74.9%
Risk-free rate	4.0%	4.4%
Dividend yield (per share)	—%	—%
In July 2024, the Company closed an underwritten public offering (the “Public Offering”), consisting of (i) 500,000 shares of the Company’s common stock (the “July Shares”), (ii) pre-funded warrants exercisable for 1,800,000 shares of common stock (the “July Pre-Funded Warrants”), and (iii) common warrants to purchase up to 2,300,000 shares of common stock (the “July Common Warrants”). Each July Pre-Funded Warrant issued and sold in the Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July Pre-Funded Warrants. As of reporting period end, the outstanding July Pre-Funded Warrants are equity classified. Refer to Note 6 and 8 for further discussion. Each July Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July Common Warrants. At the Company’s annual stockholder’s meeting in November 2024, the Company obtained stockholder approval for GKCC, LLC (“GKCC”), together with its affiliates, to exceed the 19.99% beneficial ownership limitation pursuant to the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) (“Stockholder Approval”). As a result of obtaining Stockholder Approval, certain July Common Warrants are equity classified while the remainder of the outstanding July Common Warrants are liability classified and are subsequently remeasured at each reporting period end.
The Company identified the July Common Warrants as liabilities and measured them at fair value on July 1, 2024, and subsequently remeasures the fair value of these warrant liabilities at each reporting period end. The Company is able to calculate the fair value measurement based on directly observable inputs from active markets, therefore these warrants are classified as Level 2. For the three months ended March 31, 2025, the Company recognized a loss of $0.5 million in fair value remeasurement.
The Company records the change in the fair value of the outstanding warrants in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Note 4—Balance Sheet Components
Prepaid and Other Current Assets

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development contract services	$1,331	$1,206
Advanced professional fees	297	243
Prepaid insurance	157	347
Other prepaid expenses and other current assets	116	101
Total prepaid and other current assets	$1,901	$1,897
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$1,661	$1,661
Furniture and fixtures	242	242
Leasehold improvements	132	132
Total property and equipment	2,035	2,035
Less: accumulated depreciation	(1,605)	(1,552)
Property and equipment, net	$430	$483
Depreciation expense for each of the three months ended March 31, 2025 and 2024 was $0.1 million.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.6 million for both March 31, 2025 and December 31, 2024.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued professional fees	$740	$1,167
Accrued compensation and benefits	698	2,312
Accrued research and development	4,302	4,910
Other accrued expenses	30	26
Total accrued expenses	$5,770	$8,415

Note 5 — Research Grant
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
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit, described above. For the three months ended March 31, 2024, the Company incurred $1.4 million in research and development expenses related to this project, of which $0.1 million was reimbursed from available grant funds. As of March 31, 2024, the grant funds available for the second grant agreement were $0.7 million and the deferred research obligation was $0.6 million. The second grant agreement activities were completed in the third quarter of 2024.
In August 2024, the Company entered into a third grant agreement with the GI Research Foundation for $1.5 million. The grant funds available as of March 31, 2025 were $0.7 million which are reflected in restricted cash in the

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

accompanying condensed consolidated balance sheets. The deferred research obligation as of March 31, 2025 was $0.7 million, which was reflected in the deferred research obligation in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company incurred $0.5 million in research and development expenses related to this project, of which $0.5 million was reimbursed from available grant funds.
The award money for the three agreements was earned and recognized as a contra research and development expense as the expenses were incurred.

Note 6—Convertible Preferred Stock, Common Stock and Stockholders' Equity
Authorized Shares
The Company's current Amended and Restated Certificate of Incorporation, as amended, authorizes 300,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
At-The-Market Equity Programs
In May 2022, the Company filed a registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, that provided for the issuance and sale of up to $21 million of shares of common stock from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement and related prospectus filed with the Prior Shelf Registration Statement (the “2022 ATM Program"). During the three months ended March 31, 2024, the Company issued and sold a total of 615,363 shares of common stock under the 2022 ATM Program for aggregate net sale proceeds of approximately $5.1 million after deducting sales commissions. In May 2024, the 2022 ATM Program was terminated by the Company.
In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, to provide for the issuance and sale of up to $40 million of shares of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). During the three months ended March 31, 2025, the Company issued and sold 106,823 shares of common stock under the 2024 ATM Program for aggregate net sale proceeds of approximately $0.8 million after deducting sales commissions.
Private Placement
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, providing for the issuance and sale by the Company to GKCC of pre-funded warrants (the “March Pre-Funded Warrants”) (the “March Offering”). Each March Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March Pre-Funded Warrants. The net proceeds to the Company from the March Offering were approximately $6.0 million. Refer to Note 8 for additional information.
Public Offerings
In July 2024, the Company closed the Public Offering, which resulted in net proceeds of $10.9 million to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Public Offering consisted of the July Shares or in lieu thereof, the July Pre-Funded Warrants, and accompanying July Common Warrants. Each July Share and accompanying July Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July Common Warrant, and each July Pre-Funded Warrant and accompanying July Common Warrant were sold together at a combined offering price of $4.99 per July Pre-Funded Warrant and accompanying July Common Warrant, which represented the combined purchase price per July Pre-Funded Warrant and accompanying July Common Warrant less the $0.01 per share exercise price for each such July Pre-Funded Warrant.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The July Common Warrants have an exercise price of $5.00 per share, are immediately exercisable and will expire five years from the issuance date. Refer to Note 3 and 8 for additional information.
In January 2025, the Company entered into a securities purchase agreement with certain institutional investors (each an “Investor” and, collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January Offering”): (i) an aggregate of 1,261,830 shares of the Company’s common stock (the “January Shares”) and (ii) common warrants to purchase up to an aggregate of 1,261,830 shares of common stock (the “January Common Warrants”). Each January Share and accompanying January Common Warrant were sold together at a combined offering price of $7.925. The January Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the initial exercise date. The January Offering resulted in net proceeds of $9.2 million to the Company after deducting the placement agent’s fees and related offering expenses.
Note 7—Stock-Based Compensation
As of March 31, 2025, there is an aggregate of 1,035,544 shares of common stock available for issuance under the Company’s equity incentive plans, including 471,889 shares available for future grants under the Company’s 2021 Incentive Award Plan, 176,323 shares available for future grants under the Company’s 2022 Equity Incentive Plan, as amended, and 387,332 shares available for future grants issuance under the Company’s 2024 Inducement Incentive Award Plan. Refer to "Note 8 – Stock-Based Compensation," to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's equity incentive plans.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,890,932	$15.69	6.78	$920
Options granted	378,375	8.92
Options exercised	(1,628)	4.41
Forfeited (unvested)	(2,226)	6.81
Outstanding as of March 31, 2025	2,265,453	$14.58	7.12	$2,248
Options vested and exercisable	1,060,694	$23.93	5.18	$1,101
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 378,375 stock options were granted during the three months ended March 31, 2025. The weighted average grant date fair value per share for the stock option grants during the three months ended March 31, 2025 was $8.92. As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards granted was $5.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.93 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$288	$136
General and administrative	229	188
Total	$517	$324

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the assumptions noted in the table below. The fair value of an award with only a service condition is amortized as compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period. The Company has elected to account for forfeitures as they occur, rather than estimating the number of awards that are expected to vest. The risk-free interest rate is estimated using the weighted average rate of return on U.S. Treasury notes with a life that approximates the expected life of the option. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of options granted to non-employees. Expected volatility is based on the weighted average of the historical volatility of a peer group of publicly traded companies, using the daily closing prices during the equivalent period of the calculated expected term of stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available, or until circumstances change, such that the identified entities are no longer comparable companies. The assumed dividend yield is based upon the Company's expectation of not paying dividends in the foreseeable future.
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using Black-Scholes based on the following weighted average assumptions.

Options	Three months ended March 31,
	2025	2024
Risk-free interest rate	4.4%	3.8%
Expected dividend yield	0.0%	0.0%
Expected term in years (for employees)	6.08	5.50 - 6.08
Expected volatility	106.9%	79.5% - 79.7%
In March 2021 and June 2022, certain employees of the Company early exercised stock options. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the condensed consolidated financial statements for the period ended March 31, 2024.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to Angion’s initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of March 31, 2025. As of March 31, 2025, 275,309 shares remained available for purchase under the ESPP and no offerings have been authorized.
Note 8—Warrants
In accordance with FASB ASC Topic 815, Derivatives and Hedging, certain of the Company’s outstanding warrants, as discussed below, are classified as liabilities and are recorded at fair value at the issuance date, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. Refer to Note 3 for changes in the fair value recognized during the periods reported.
As disclosed in Note 6, in March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors. Each March Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March Pre-Funded Warrants.
Upon issuance, the fair value of the March Pre-Funded Warrants was $6.6 million. The Company recorded the $0.6 million difference between the proceeds and grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss during the three months ended March 31, 2024. The fair value of the March Pre-Funded Warrants was measured using the Black-Scholes option pricing model as of the grant date.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

As of March 31, 2025, these warrants were classified as equity upon receipt of Stockholder Approval, as discussed in Note 3.
As disclosed in Notes 3 and 6, in July 2024, the Company closed its Public Offering consisting of (i) the July Shares, (ii) the July Pre-Funded Warrants, and (iii) the July Common Warrants. Each July Pre-Funded Warrant issued and sold in the Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July Pre-Funded Warrants. Each July Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July Common Warrants.
Upon issuance, the fair value of the July Pre-Funded Warrants and July Common Warrants was $6.8 million and $6.5 million, respectively. The Company recorded the $2.9 million difference between the proceeds and the grant date fair value as a loss on the issuance of warrants in the statements of operations and comprehensive loss during the third quarter of 2024. As of March 31, 2025, the July Pre-Funded Warrants are classified as equity, following Stockholder Approval in November 2024, as discussed in Note 3. The fair value of the July Common Warrants was measured using the Black-Scholes option pricing model as of the grant date. For the three months ended March 31, 2025, the Company recognized a loss of $0.5 million in fair value remeasurement.
Following receipt of Stockholder Approval, the Company remeasured the March Pre-Funded Warrants and the July Pre-Funded Warrants, held by GKCC, at fair value and recognized the loss from change in fair value on the consolidated financial statements during the year ended December 31, 2024. As a result of obtaining Stockholder Approval, the March Pre-Funded Warrants and July Pre-Funded Warrants held by GKCC and its affiliates met the equity classification requirements under ASC 815. During the quarter ended December 31, 2024, the Company reclassified the July Common Warrants held by GKCC and its affiliates from a liability to equity. The Company will re-assess the equity classification for the remaining March Pre-Funded Warrants and July Pre-Funded Warrants at each reporting period end. As of the three months ended March 31, 2025, there were no changes to the equity classification.
As disclosed in Note 6, in January 2025, the Company closed the January Offering pursuant to which the Company agreed to issue and sell: (i) the January Shares and (ii) the January Common Warrants. Each January Share and accompanying January Common Warrant were sold together at a combined offering price of $7.925. The January Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the initial exercise date.
The following table summarizes information regarding the warrants outstanding at March 31, 2025:

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2024	5,081,466	$3.85	4.5
Issued	1,261,830	7.80
Exercised	68,500	5.00
Outstanding at March 31, 2025	6,274,796	$4.64	4.5

Note 9—Commitments and Contingencies
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
License Agreements

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

In January 2016, Former Elicio entered into a license agreement to license certain intellectual property from a university, which agreement has been amended from time to time to license additional intellectual property and to adjust fees, milestone dates, and diligence requirements. The Company is required to pay certain contractual maintenance and milestone payments related to clinical trials and royalties on product sales over the term of the contract, with minimum annual royalty payments commencing in the calendar year after commercialization. The license term for the license agreement extends until terminated by either party under certain provisions. During the three months ended March 31, 2024, in accordance with the terms of the license agreement, the Company achieved a milestone related to the ongoing clinical trials and recorded license expense of $0.4 million. No such expenses were recorded in the three months ended March 31, 2025. No commercialization royalties have been achieved to date.
In addition, the Company is required to pay a total of up to $20.9 million upon achievement of certain late-stage developmental and commercial milestones. The developmental milestone payment will be recorded when the milestone is achieved, and the commercial milestone payment and royalties will be recorded when the sales occur.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2025 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.
Note 10—Leases
Operating Leases
The Company has an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a ROU lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the deposit on the Boston Lease and has a deposit in the amount of $0.7 million, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
The Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease that expired on June 30, 2024.
Lease expense for all leases for the three months ended March 31, 2025 was $0.3 million. Lease expense for all leases for the three months ended March 31, 2024 was $0.4 million.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash outflows from operating leases	$334	$379
Weighted-average remaining lease term—operating leases (in years)	4.80	5.8
Weighted-average discount rate—operating leases	8.0%	7.5%
As of March 31, 2025, maturities of lease liabilities were as follows (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Year Ended December 31,	Amounts
2025 (remaining nine months)	$1,015
2026	1,383
2027	1,425
2028	1,467
2029	1,512
Thereafter	253
Total	7,055
Less present value discount	(1,264)
Operating lease liabilities	5,791
Less: operating lease liability, current portion	(926)
Operating lease liability, noncurrent portion	$4,865
Note 11 - Debt
Senior Secured Convertible Note Financing
In August 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, pursuant to which the Company issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Note Financing”). Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, with an initial interest payment date of June 30, 2025.
The Company received net proceeds of approximately $19.7 million from the Note Financing, after deducting debt issuance costs.
The Convertible Note included multiple conversion features. The Company evaluated all conversion features included within the Convertible Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was de minimis. During the three months ended March 31, 2025, the Company recorded other expense of $0.1 million related to the accretion of the discount of Convertible Note debt issuance costs. During the three months ended March 31, 2025, the Company recorded accrued interest expense of $0.1 million related to the interest due on the Convertible Note but not yet payable.
In March 2025, the Company exercised its right under the Convertible Note to require GKCC to convert the full amount of the Convertible Note, including all accrued and unpaid interest, into shares of the Company’s common stock. In March 2025, the Company issued 3,500,573 shares of its common stock to GKCC in exchange for the principal balance of $20.0 million plus $0.3 million in accrued interest, in satisfaction in full of the Convertible Note. As of March 31, 2025, the Company has no outstanding debt.
Note 12—Income Taxes
The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
Note 13—Net Loss Per Share
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Basic and diluted net loss per share attributable to common stockholders was calculated for the three months ended March 31, 2025 and 2024 as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(11,209)	$(11,827)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	12,950,574	10,273,925
Net loss per share, basic and diluted	$(0.87)	$(1.15)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Shares issuable upon exercise of stock options	2,265,453	687,204
Shares issuable upon the exercise of warrants (excluding pre-funded warrants)	3,642,099	1,181,466
Unvested common stock	—	1,030
Total	5,907,552	1,869,700
Note 14 —Related Party Transactions
Private Placement and Subscription Agreement
In March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors. Each March Pre-Funded Warrant issued and sold in the March Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March Pre-Funded Warrants.
The net proceeds to the Company from the March Offering were approximately $6.0 million.
Public Offering
As part of the Public Offering described in Note 6, Yekaterina Chudnovsky, a member of the Company’s board of directors, and Jay Venkatesan, a member of the Company’s board of directors, and trusts affiliated with Jay Venkatesan, purchased 1,600,000 July Pre-Funded Warrants and accompanying July Common Warrants and 200,000 July Pre-Funded Warrants and accompanying July Common Warrants, respectively, with such July Pre-Funded Warrants and July Common Warrants subject to the terms and conditions of the July Pre-Funded Warrants and July Common Warrants.
The net proceeds to the Company from the Public Offering were approximately $10.9 million.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into the Securities Purchase Agreement with GKCC, pursuant to which the Company issued the Convertible Note in the principal amount of $20.0 million pursuant to the Note Financing. The Company received net proceeds of approximately $19.7 million from the Note Financing, after deducting debt issuance costs.
In March 2025, the Company exercised its right under the Convertible Note to require GKCC to convert the full amount of the Convertible Note, including all accrued and unpaid interest, into shares of the Company’s common stock. The Company issued 3,500,573 shares of its common stock to GKCC in exchange for the principal balance of $20.0 million plus $0.3 million in accrued interest, in satisfaction in full of the Convertible Note. As of March 31, 2025, the Company has no outstanding debt.
Note 15 - Segment Reporting
The Company has one reportable segment relating to the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. The Company’s Chief Operating Decision Maker

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

(“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and the change in fair value of warrants are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. Other segment items include interest income, interest expense, and change in the fair value of warrants. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. The following table presents certain financial data for the Company’s reportable segment (in thousands):

	Three months ended,
	2025	2024
Clinical trial expenses	$4,192	$2,302
Employee related research and development expenses	2,298	2,243
Chemistry, manufacturing and controls expenses	646	1,194
Other research and development expenses	1,136	1,887
Contract and grant reimbursements	(489)	(67)
Employee related general and administrative expenses	1,087	919
Professional fees and other general and administrative expenses	1,866	1,762
Other segment items	473	1,587
Segment net loss	$11,209	$11,827

	March 31, 2025	December 31, 2024
Total segment assets	$28,144	$28,178

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K. In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
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
Our lead programs focus on our cancer vaccine product candidates, which target biologically validated driver tumor mutations using common and well characterized neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delayed manufacturing timelines and increased costs associated with personalized vaccine approaches.
Our clinical pipeline includes the lymph node targeted therapeutic cancer vaccine ELI-002, currently being evaluated in a Phase 2 study, designed to stimulate an immune response against mutant KRAS cancers. This study is progressing toward a disease-free survival event-driven interim analysis expected in the third quarter of 2025. Our preclinical pipeline includes the lymph node targeted therapeutic cancer vaccines ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53 expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Our operations to date have been financed primarily by aggregate net proceeds of $193.3 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant annual operating losses. Our net loss was $11.2 million for the three months ended March 31, 2025, and $11.8 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $205.3 million and $18.4 million in cash and cash equivalents.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, including equity-based compensation, and other expenses for outside professional services, including marketing, legal, audit and accounting, facility-related costs not otherwise included in research and development expenses, and recruiting. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with the

Nasdaq Marketplace Rules or the Nasdaq Listing Rules and SEC requirements, accounting and audit fees, director and officer insurance costs and investor relations costs associated with being a public company.
Other (Expense) Income
For the three months ended March 31, 2025 and 2024, other income and expense consisted primarily of interest income, foreign exchange transaction gains and losses, gain on sale of equipment, interest expense, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$7,778	$7,559	$219	3%
General and administrative	2,958	2,682	276	10%
Total operating expenses	10,736	10,241	495	5%
Loss from operations	(10,736)	(10,241)	(495)	5%
Total other (expense) income, net	(473)	(1,586)	1,113	(70)%
Net loss	$(11,209)	$(11,827)	$618
Research and Development Expenses
Research and development expenses were $7.8 million for the three months ended March 31, 2025, compared to $7.6 million for the three months ended March 31, 2024. The increase of $0.2 million was primarily due to higher clinical trial expenses resulting from the ELI-002 Phase 2 trial being fully enrolled during the fourth quarter of 2024.
General and Administrative Expenses
General and administrative expenses were $3.0 million for the three months ended March 31, 2025, compared to $2.7 million for the three months ended March 31, 2024. The increase of $0.3 million was primarily due to higher professional fees incurred in connection with the January Offering.
Other Expense
Other expense for the three months ended March 31, 2025 was $0.5 million compared to $1.6 million for the three months ended March 31, 2024. The decrease of $1.1 million was primarily due to the change in fair value associated with the outstanding Common Warrants and initial loss recognized resulting from the March Offering.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through March 31, 2025 have been financed primarily by aggregate net proceeds of $193.3 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $11.2 million and $11.8 million for the three months ended March 31, 2025 and three months ended March 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $205.3 million and $18.4 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. The unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. However, there is no assurance that we will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should we be unable to raise this amount of capital our operating plans will be limited to the amount of capital that we can access. We may also consider steps to reduce our operating expenses. There can be no assurances that we will be successful in any of the foregoing.
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in)
Operating activities	$(10,119)	$(12,122)
Investing activities	—	3
Financing activities	10,328	11,024
Effect of foreign currency on cash	31	—
Net increase (decrease) in cash	$240	$(1,095)
Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $10.1 million, which consisted of a net loss of $11.2 million, changes in our assets and liabilities of $0.3 million, and non-cash charges of $1.4 million. The non-cash charges were related to $0.5 million of change in the fair value of warrant liability, $0.5 million of stock-based compensation, $0.2 million amortization of the ROU asset, $0.1 million depreciation and $0.1 million of non-cash interest expense.
For the three months ended March 31, 2024, net cash used in operating activities was $12.1 million, which consisted of a net loss of $11.8 million and changes in our assets and liabilities of $2.8 million, partially offset by non-cash charges of $2.5 million. The non-cash charges were primarily related to $1.3 million of change in the fair value of warrant liability, $0.6 million loss on the issuance of the March Pre-Funded Warrants in the March Offering, $0.3 million of stock-based compensation, $0.2 million amortization of the ROU asset, and $0.1 million of depreciation.
Investing Activities
For the three months ended March 31, 2025 and 2024, net cash provided by or used in investing activities was immaterial.
Financing Activities
For the three months ended March 31, 2025, net cash provided by financing activities was $10.3 million as a result of the issuance of $0.8 million of our common stock under our at-the-market offering program with JonesTrading Institutional Services LLC, as agent, $9.1 million from the January Offering, and $0.4 million from the exercise of common warrants and stock options.
For the three months ended March 31, 2024, net cash provided by financing activities was $11.0 million, primarily as a result of the issuance of $5.1 million of our common stock under our at-the-market offering program with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, and $6.0 million of the March Pre-Funded Warrants in the March Offering.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2025 compared to those disclosed in the Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Strategy and Financial Officer, our principal accounting and financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Strategy and Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of our material weaknesses in our internal control over financial reporting.
However, our management, including our Chief Executive Officer and our Chief Strategy and Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
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

Although we have initiated efforts to remediate these material weaknesses, the material weaknesses have not been fully remediated as of March 31, 2025 and continue to be disclosed as material weaknesses in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2025. Our remediation efforts are intended to address the identified material weaknesses. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors, described in the section titled “Risk Factors” in the Form 10-K as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. There have been no material changes in our risk factors from those described in the Form 10-K, other than as follows.

Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.

Changes in United States trade policy, including recently announced or potential future tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from or expected to be imported from countries where we or our suppliers operate could result in higher costs for materials or components essential to our operations. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement, most tariffs for countries other than China have been suspended temporarily. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.1	Form of Common Warrant.	8-K	1/30/2025	4.1
10.1	Form of Securities Purchase Agreement, dated as of January 29, 2025, by and among Elicio Therapeutics, Inc. and the purchasers party thereto.	8-K	1/30/2025	10.1
10.2+	Employment Agreement, dated March 21, 2025, by and between Elicio Therapeutics, Inc. and Preetam Shah.	8-K	3/24/2025	10.1
10.3+	Amended and Restated Non-Employee Director Compensation Policy.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
__________________________________

^ The certification that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	May 13, 2025		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PREETAM SHAH
Date:	May 13, 2025		Preetam Shah Chief Strategy and Financial Officer (Principal Financial Officer and Principal Accounting Officer)