Form 10-Q
period 2025-06-30
Elicio Therapeutics, Inc.
filed 2025-08-07
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 5, 2025 was 16,338,284.

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
In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our financial condition, including our ability to obtain the funding necessary to advance the development of ELI-002 7P and any other current or future product candidates, our ability to continue as a going concern and our cash runway;
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•our ability to utilize our platform to develop a pipeline of product candidates to address unmet needs in cancer;
•the timing, progress and results of clinical trials for ELI-002 7P, and other current or future product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and the timing, progress and results of our research and development programs;
•the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications and U.S. Food and Drug Administration (“FDA”) approval of ELI-002 7P and any current or future product candidates;
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
•the extent to which global economic and political developments, including the ongoing conflict between Ukraine and Russia, the conflicts in the Middle East, including the conflict between Israel and Iran, geopolitical tensions with China, and other geopolitical events, as well as the macroeconomic conditions, including tariffs, inflation, volatility in interest rates, potential for economic slowdown or recession and potential governmental shutdowns, will affect our business operations, clinical trials, or financial condition;
•our expectations regarding other macroeconomic trends;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ELI-002 7P, other current or future product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 13, 2025, and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$22,088	$17,618
Restricted cash, current	—	1,178
Prepaid expenses and other current assets	510	1,897
Total current assets	22,598	20,693
Property and equipment, net	377	483
Operating lease, right-of-use assets	5,253	5,706
Restricted cash, noncurrent	700	696
Other long-term prepaid assets	600	600
Total assets	$29,528	$28,178
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,865	$1,038
Accrued expenses	5,106	8,415
Deferred research obligation	—	1,169
Operating lease liability, current	952	901
Total current liabilities	9,923	11,523
Warrant liabilities	3,821	2,828
Operating lease liability, noncurrent	4,613	5,105
Long-term debt, net of debt discount and debt issuance costs	9,337	20,034
Total liabilities	27,694	39,490
Commitments and contingencies - Note 9
Stockholders' equity (deficit):
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 16,277,387 shares and 11,043,837 shares issued at June 30, 2025 and December 31, 2024, respectively; 16,262,932 and 11,029,382 outstanding as of June 30, 2025 and December 31, 2024, respectively	163	110
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	217,762	183,004
Accumulated other comprehensive loss	(70)	(175)
Accumulated deficit	(215,871)	(194,101)
Total stockholders' equity (deficit)	1,834	(11,312)
Total liabilities and stockholders' equity (deficit)	$29,528	$28,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,006	$8,180	$14,784	$15,739
General and administrative	3,085	2,744	6,043	5,426
Total operating expenses	10,091	10,924	20,827	21,165
Loss from operations	(10,091)	(10,924)	(20,827)	(21,165)
Other (expense) income
Change in fair value of warrant liabilities	(859)	3,616	(1,366)	2,338
Loss on issuance of pre-funded warrants	—	—	—	(578)
Gain on sale of equipment	—	—	—	3
Foreign exchange transaction (loss) gain	—	(9)	—	144
Grant income	415	—	415	—
Interest income	168	137	378	287
Interest expense	(194)	(49)	(370)	(85)
Total other (expense) income, net	(470)	3,695	(943)	2,109
Net loss	(10,561)	(7,229)	(21,770)	(19,056)
Other comprehensive income (loss):
Foreign currency translation adjustment	74	32	105	(41)
Comprehensive loss	$(10,487)	$(7,197)	$(21,665)	$(19,097)
Net loss per common share, basic and diluted	$(0.66)	$(0.64)	$(1.50)	$(1.77)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted	16,059,423	11,284,853	14,513,586	10,779,389
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)
Issuance of common stock from At-the-Market offering	106,823	1	—	—	834	—	—	835
Issuance of common stock upon exercise of options	1,628	—	—	—	7	—	—	7
Conversion of senior note payable into common stock, net of issuance costs of $0.3 million	3,500,573	35	—	—	20,141	—	—	20,176
Issuance of common stock and warrants from the January 2025 Offering, net of fees of $0.8 million	1,261,830	13	—	—	9,130	—	—	9,143
Issuance of common stock upon the exercise of common warrants	68,500	1	—	—	715	—	—	716
Stock-based compensation	—	—	—	—	517	—	—	517
Foreign currency translation adjustment	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(11,209)	(11,209)
Balance as of March 31, 2025	15,983,191	160	(14,455)	(150)	214,348	(144)	(205,310)	8,904
Issuance of common stock upon exercise of stock options	12,499	—	—	—	50	—	—	50
Issuance of common warrants associated with June 2025 Promissory Note	—	—	—	—	641	—	—	641
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.1 million	281,697	3	—	—	2,013	—	—	2,016
Stock-based compensation	—	—	—	—	710	—	—	710
Foreign currency translation adjustment	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(10,561)	(10,561)
Balance as of June 30, 2025	16,277,387	$163	(14,455)	$(150)	$217,762	$(70)	$(215,871)	$1,834

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	9,603,723	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.1 million	615,363	6	—	—	5,056	—	—	5,062
Issuance of common stock upon settlement of restricted stock	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	324	—	—	324
Foreign currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(11,827)	(11,827)
Balance as of March 31, 2024	10,219,989	102	(14,455)	(150)	159,218	(270)	(154,030)	4,870
Exercise of stock options	3,391	—	—	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units	677	—	—	—	9	—	—	9
Issuance of common stock from At-the-Market offering	34,816	1	—	—	302	—	—	303
Stock-based compensation	—	—	—	—	350	—	—	350
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	(7,229)	(7,229)
Balance as of June 30, 2024	10,258,873	$103	(14,455)	$(150)	$159,892	$(238)	$(161,259)	$(1,652)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(21,770)	$(19,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106	162
Amortization of right-of-use assets, operating leases	453	421
Non-cash interest expense	219	—
Amortization of debt discount	35	—
Change in fair value of warrant liabilities	1,366	(2,338)
Stock-based compensation	1,227	674
Loss on issuance of warrants	—	578
Gain on disposal of property and equipment, net	—	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,387	(136)
Other long-term prepaid assets	—	1,201
Accounts payable	2,827	(3,314)
Accrued expenses	(3,309)	1,603
Deferred research obligation	(1,169)	(344)
Operating lease liabilities	(441)	(498)
Net cash used in operating activities	(19,069)	(21,050)
Cash flows from investing activities
Purchases of property and equipment	—	(42)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	—	(39)
Cash flows from financing activities
Proceeds from exercise of common warrants	343	—
Proceeds from issuance of common stock and common warrants from the January 2025 Offering	9,143	—
Proceeds from issuance of common warrants	—	5,962
Proceeds from issuance of common stock from At-the-Market offerings	2,851	5,365
Proceeds from the June 2025 Promissory Note, net of issuance costs	9,866	—
Proceeds from the exercise of stock options	57	13
Net cash provided by financing activities	22,260	11,340
Effect of foreign currency on cash and cash equivalents	105	(41)
Net increase (decrease) in cash and cash equivalents	3,296	(9,790)
Cash, cash equivalents and restricted cash at the beginning of the period	19,492	14,301
Cash, cash equivalents, and restricted cash at the end of the period	$22,788	$4,511

Components of cash and cash equivalents, and restricted cash
Cash and cash equivalents	$22,088	$3,425
Restricted cash	700	1,086
Total cash, cash equivalents and restricted cash	$22,788	$4,511

Supplemental disclosure of noncash investing and financing activities:
Fair value of pre-funded warrants at issuance date	$—	$6,579
Fair value of common warrants issued with January 2025 Offering	$9,719	$—
Fair value of common warrants issued with June 2025 Promissory Note	$641	$—
Fair value of common warrants upon exercise	$373	$—
Conversion of related-party senior note payable into equity	$20,176	$—
Non-cash vesting of restricted common stock	$—	$20
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
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of June 30, 2025, the Company had an accumulated deficit of $215.9 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of June 30, 2025, the Company had $22.1 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
Note 2—Summary of Significant Accounting Policies
Grant Income
Grant funding for research and development received under grant agreements, where there is no obligation to repay and where the funding received is in excess of the costs incurred is recognized as grant income in the period during which the related qualifying expenses are incurred, based on the applicable reimbursement percentage, provided that the grants are fully approved by the granting agencies and the conditions under which the grants were provided have been met. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Expenses for grants are tracked by using a project code specific to the grant. Employees also track hours worked by using the project code.
Please refer to "Note 2 – Summary of Significant Accounting Policies," to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's significant accounting policies.
Basis of Presentation
The accompanying condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any references in these notes to applicable guidance are meant to refer to U.S. GAAP as found in Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Elicio Pty, ESC, and Former Elicio. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Form 10-K.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard requires entities to disclose federal, state, and foreign income taxes in their rate reconciliation tables and elaborate on reconciling items that exceed a quantitative threshold. Additionally, it requires an annual disclosure of income taxes paid, net of refunds, categorized by jurisdiction based on a quantitative threshold. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). This ASU requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes to the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amount that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This new guidance clarifies the accounting treatment of whether the settlement of convertible debt should be accounted for as an induced conversion or extinguishment of convertible debt. This guidance is effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the effect that adoption of ASU 2024-04 will have on its consolidated financial statements.
Note 3—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,130	$—	$—	$6,130
Total assets	$6,130	$—	$—	$6,130

Warrant liability	$—	$3,816	$5	$3,821
Total liabilities	$—	$3,816	$5	$3,821

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$12,100	$—	$—	$12,100
Total assets	$12,100	$—	$—	$12,100

Warrant liability	$—	$2,827	$1	$2,828
Total liabilities	$—	$2,827	$1	$2,828
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at June 30, 2025 and December 31, 2024 were held in U.S. Treasury securities.
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
The fair value of the warrants assumed in the merger (the “Merger”) with Angion Biomedica Corp. (“Angion” and the warrants, the “Angion Warrants”) were classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	For the six months ended,	For the year ended,
	June 30, 2025	December 31, 2024
Balance, beginning of the period	$1	$11
Change in fair value	4	(10)
Balance, end of the period	$5	$1
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
The fair value of the Angion Warrants issued by the Company has been estimated using the Black-Scholes option pricing model. The underlying equity included in Black-Scholes was valued based on the equity value implied from sales of preferred and common stock at each measurement date, as applicable. The fair value of the Angion Warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk-free interest rate, and the expected term.
The fair value of the assumed Angion Warrant liability was estimated using the following assumptions:

	June 30, 2025	December 31, 2024
Weighted average strike price	$76.00	$76.00
Contractual term (years)	3.2	3.7
Volatility (annual)	88.7%	74.9%
Risk-free rate	3.9%	4.4%
Dividend yield (per share)	—%	—%
In July 2024, the Company closed an underwritten public offering (the “Public Offering”), consisting of (i) 500,000 shares of the Company’s common stock (the “July 2024 Shares”), (ii) pre-funded warrants exercisable for 1,800,000 shares of common stock (the “July 2024 Pre-Funded Warrants”), and (iii) common warrants to purchase up to 2,300,000 shares of common stock (the “July 2024 Common Warrants”). Each July 2024 Pre-Funded Warrant issued and sold in the Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Pre-Funded Warrants. As of the current reporting period end, the outstanding July 2024 Pre-Funded Warrants are equity classified. The Company identified the July 2024 Common Warrants as liabilities and measured them at fair value on July 1, 2024, and subsequently remeasures the fair value of these warrant liabilities at each reporting period end. The Company is able to calculate the fair value measurement based on directly observable inputs from active markets, therefore these warrants are classified as Level 2. Refer to Note 6 and 8 for further discussion. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants. At the Company’s annual stockholder’s meeting in November 2024, the Company obtained stockholder approval for GKCC, LLC (“GKCC”), together with its affiliates, to exceed the 19.99% beneficial ownership limitation pursuant to the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) (“Stockholder Approval”). As a result of obtaining Stockholder Approval, certain July 2024 Common Warrants are equity classified while the remainder of the outstanding July 2024 Common Warrants are liability classified and are subsequently remeasured at each reporting period end.
For the three and six months ended June 30, 2025, the Company recognized a loss of $0.9 million and $1.4 million, respectively, in fair value remeasurement.
The Company records the change in the fair value of the outstanding liability-classified warrants in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Note 4—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development contract services	$234	$1,206
Advanced professional fees	206	243
Prepaid insurance	31	347
Other prepaid expenses and other current assets	39	101
Total prepaid and other current assets	$510	$1,897
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$1,661	$1,661
Furniture and fixtures	242	242
Leasehold improvements	132	132
Total property and equipment	2,035	2,035
Less: accumulated depreciation	(1,658)	(1,552)
Property and equipment, net	$377	$483
Depreciation expense for the three and six months ended June 30, 2025 was $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2024, depreciation expense was $0.1 million and $0.2 million, respectively.
Other long-term prepaid assets

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.6 million for both June 30, 2025 and December 31, 2024.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued professional fees	$634	$1,167
Accrued compensation and benefits	1,280	2,312
Accrued research and development	3,156	4,910
Other accrued expenses	36	26
Total accrued expenses	$5,106	$8,415
Note 5 — Research Grants
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
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit, described above. For the three and six months ended June 30, 2024, the Company incurred $0.8 million and $2.2 million in research and development expenses related to this project, of which $0.3 million and $0.3 million was reimbursed from available grant funds, respectively. As of June 30, 2024, the grant funds available for the second grant agreement were $0.4 million and the deferred research obligation was $0.4 million. The second grant agreement activities were completed in the third quarter of 2024.
In August 2024, the Company entered into a third grant agreement with the GI Research Foundation for $1.5 million. For the three and six months ended June 30, 2025, the Company incurred $0.3 million and $0.8 million in research and development expenses related to this project, respectively, of which $0.3 million and $0.8 million was reimbursed from available grant funds, respectively. The third grant agreement activities were completed in the second quarter of 2025.
The award money for the three grant agreements was recorded as contra-expense to offset the research and development costs incurred. Following completion of the third agreement with GI Research Foundation, the remaining $0.4 million of the grant funds were recognized as grant income, as there were no further conditions to be met.
Note 6—Common Stock and Stockholders' Equity
Authorized Shares
The Company's current Amended and Restated Certificate of Incorporation, as amended, authorizes 300,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
At-The-Market Equity Programs

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

In May 2022, the Company filed a registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, that provided for the issuance and sale of up to $21 million of shares of common stock from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement and related prospectus filed with the Prior Shelf Registration Statement (the “2022 ATM Program"). During the six months ended June 30, 2024, the Company issued and sold a total of 650,179 shares of common stock at a weighted average price of $8.42 per share under the 2022 ATM Program for aggregate net sale proceeds of approximately $5.4 million after deducting sales commissions. In May 2024, the 2022 ATM Program was terminated by the Company.
In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, to provide for the issuance and sale of up to $40 million of shares of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). During the six months ended June 30, 2025, the Company issued and sold 388,520 shares of common stock at a weighted average price of $7.34 per share under the 2024 ATM Program for aggregate net sale proceeds of approximately $2.9 million after deducting sales commissions.
Private Placement
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, providing for the issuance and sale by the Company to GKCC of pre-funded warrants (the “March 2024 Pre-Funded Warrants”) (the “March 2024 Offering”). Each March 2024 Pre-Funded Warrant issued and sold in the March 2024 Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March 2024 Pre-Funded Warrants. The net proceeds to the Company from the March 2024 Offering were approximately $6.0 million. Refer to Note 8 for additional information.
Public Offerings
In July 2024, the Company closed the Public Offering, which resulted in net proceeds of $10.9 million to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Public Offering consisted of the July 2024 Shares or in lieu thereof, the July 2024 Pre-Funded Warrants, and accompanying July 2024 Common Warrants. Each July 2024 Share and accompanying July 2024 Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July 2024 Common Warrant, and each July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant were sold together at a combined offering price of $4.99 per July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant, which represented the combined purchase price per July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant less the $0.01 per share exercise price for each such July 2024 Pre-Funded Warrant.
The July 2024 Common Warrants have an exercise price of $5.00 per share, are immediately exercisable and will expire five years from the issuance date. Refer to Note 3 and 8 for additional information.
In January 2025, the Company entered into a securities purchase agreement with certain institutional investors (each an “Investor” and, collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “January 2025 Offering”): (i) an aggregate of 1,261,830 shares of the Company’s common stock (the “January 2025 Shares”) and (ii) common warrants to purchase up to an aggregate of 1,261,830 shares of common stock (the “January 2025 Common Warrants”). Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the initial exercise date. The January 2025 Offering resulted in net proceeds of $9.2 million to the Company after deducting the placement agent’s fees and related offering expenses. The net proceeds were allocated using the relative fair value of the January 2025 Shares and January 2025 Common Warrant.
Senior Secured Promissory Note Financing

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

In June 2025, the Company entered into a note purchase agreement (the “June 2025 Promissory Note Financing”) with GKCC pursuant to which the Company issued a Senior Secured Promissory Note due June 3, 2028 (the “June 2025 Promissory Note”) in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC a warrant to purchase an aggregate of 103,225 shares of the Company’s common stock (the “June 2025 Warrant”). The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. Refer to Note 11 for further detail.
Note 7—Stock-Based Compensation
As of June 30, 2025, there is an aggregate of 767,620 shares of common stock available for issuance under the Company’s equity incentive plans, including 203,965 shares available for future grants under the Company’s 2021 Incentive Award Plan, 176,323 shares available for future grants under the Company’s 2022 Equity Incentive Plan, as amended, and 387,332 shares available for future grants issuance under the Company’s 2024 Inducement Incentive Award Plan. Refer to "Note 8 – Stock-Based Compensation," to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's equity incentive plans.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,890,932	$15.69	6.78	$920
Options granted	646,299	7.36
Options exercised	(14,127)	4.05
Forfeited (unvested)	(2,226)	6.50
Outstanding as of June 30, 2025	2,520,878	$13.63	7.21	$4,850
Options vested and exercisable	1,158,136	$22.35	5.18	$2,180
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. 646,299 stock options were granted during the six months ended June 30, 2025. The weighted average grant date fair value per share for the stock option grants during the six months ended June 30, 2025 was $7.36. As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards granted was $5.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.85 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$262	$140	$491	$276
General and administrative	448	210	736	398
Total	$710	$350	$1,227	$674

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

Options	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0% - 4.1%	4.3%	4.0% - 4.4%	3.8% - 4.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years (for employees)	5.50 - 6.08	6.08	5.50 - 6.08	5.50 - 6.08
Expected volatility	107.1% - 108.4%	79.6%	106.9% - 108.4%	79.5% - 79.7%
In March 2021 and June 2022, certain employees of the Company early exercised stock options. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the condensed consolidated financial statements for the period ended June 30, 2024.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to Angion’s initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of June 30, 2025. As of June 30, 2025, 275,309 shares remained available for purchase under the ESPP and no offerings have been authorized.
Note 8—Warrants
In accordance with FASB ASC Topic 815, Derivatives and Hedging, certain of the Company’s outstanding warrants, as discussed below, are classified as liabilities and are recorded at fair value at the issuance date, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss in each reporting period. Refer to Note 3 for changes in the fair value recognized during the periods reported.
As disclosed in Note 6, in March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors. Each March 2024 Pre-Funded Warrant issued and sold in the March 2024 Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March 2024 Pre-Funded Warrants.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Upon issuance, the fair value of the March 2024 Pre-Funded Warrants was $6.6 million and were liability-classified. The Company recorded the $0.6 million difference between the proceeds and grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss during the three months ended March 31, 2024. The fair value of the March 2024 Pre-Funded Warrants was measured using the Black-Scholes option pricing model as of the grant date. As of June 30, 2025, these warrants were classified as equity due to the receipt of Stockholder Approval in November 2024, as discussed in Note 3.
As disclosed in Notes 3 and 6, in July 2024, the Company closed its Public Offering consisting of (i) the July 2024 Shares, (ii) the July 2024 Pre-Funded Warrants, and (iii) the July 2024 Common Warrants. Each July 2024 Pre-Funded Warrant issued and sold in the Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Pre-Funded Warrants. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants.
Upon issuance, the fair value of the July 2024 Pre-Funded Warrants and July 2024 Common Warrants was $6.8 million and $6.5 million, respectively. The Company recorded the $2.9 million difference between the proceeds and the grant date fair value as a loss on the issuance of warrants in the statements of operations and comprehensive loss during the third quarter of 2024. As of June 30, 2025, certain July 2024 Pre-Funded Warrants are classified as equity, following Stockholder Approval in November 2024, as discussed in Note 3. The fair value of the July 2024 Common Warrants was measured using the Black-Scholes option pricing model as of the grant date. For the three and six months ended June 30, 2025, the Company recognized a loss of $0.9 million and $1.4 million in fair value remeasurement, respectively.
Following receipt of Stockholder Approval in November 2024, the Company remeasured the March 2024 Pre-Funded Warrants and the July 2024 Pre-Funded Warrants, held by GKCC, at fair value and recognized the loss from change in fair value on the consolidated financial statements during the year ended December 31, 2024. As a result of obtaining Stockholder Approval, the March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants held by GKCC and its affiliates met the equity classification requirements under ASC 815. During the quarter ended December 31, 2024, the Company reclassified the July 2024 Common Warrants held by GKCC and its affiliates from liability to equity classification. The Company will re-assess the equity classification for the remaining March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants at each reporting period end. During the six months ended June 30, 2025, there were no changes to the equity classification.
As disclosed in Note 6, in January 2025, the Company closed the January 2025 Offering pursuant to which the Company agreed to issue and sell: (i) the January 2025 Shares and (ii) the January 2025 Common Warrants. Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the initial exercise date. The fair value of the January 2025 Common Warrants, as determined by the Black-Scholes option pricing model, was $9.7 million on the closing date of the January 2025 Offering. The net proceeds were allocated using the relative fair value of the January 2025 Shares and January 2025 Common Warrants.
In June 2025, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the date of issuance. The fair value of the June 2025 Warrant, as determined by the Black-Scholes option pricing model, was $0.6 million at the date of issuance. See Note 11 for further detail regarding the June 2025 Promissory Note Financing.
The following tables summarize information regarding the warrants outstanding and warrant activity at June 30, 2025:

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Common Stock Warrants	Classification	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Elicio Warrants	Equity-classified	144,814	$53.59	4.0
Angion Warrants	Liability-classified	3,950	$76.00	3.2
March 2024 Pre-Funded Warrants(1)	Equity-classified	1,032,702	$0.01	Perpetual
July 2024 Pre-Funded Warrants(1)	Equity-classified	1,600,000	$0.01	Perpetual
July 2024 Common Warrants	Liability-classified	2,231,500	$5.00	4.0
January 2025 Common Warrants	Equity-classified	1,261,830	$7.80	4.6
June 2025 Common Warrants	Equity-classified	103,225	$7.75	4.9
Total Warrants Outstanding at June 30, 2025		6,378,021	4.69	3.7
(1) The pre-funded common stock warrants outstanding as of June 30, 2025 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2024	5,081,466	$3.85	4.5
Issued	1,365,055	7.80
Exercised	(68,500)	5.00
Outstanding at June 30, 2025	6,378,021	$4.69	4.2

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
License Agreements

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

In January 2016, Former Elicio entered into a license agreement to license certain intellectual property from a university, which agreement has been amended from time to time to license additional intellectual property and to adjust fees, milestone dates, and diligence requirements. The Company is required to pay certain contractual maintenance and milestone payments related to clinical trials and royalties on product sales over the term of the contract, with minimum annual royalty payments commencing in the calendar year after commercialization. Royalty rates range from 0.25%-2.00%, depending on whether commercial sales relate to a licensed product or an identified product, and the country the products were sold in. Sales related to identified products in developing countries have a 0.25% royalty rate. The license term for the license agreement extends until terminated by either party under certain provisions. During the six months ended June 30, 2024, in accordance with the terms of the license agreement, the Company achieved a milestone related to the ongoing clinical trials and recorded license expense of $0.4 million. No such expenses were recorded in the six months ended June 30, 2025. No commercialization royalties have been achieved to date.
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
Note 10—Leases
Operating Leases
The Company has an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a right-of-use (“ROU”) lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the deposit on the Boston Lease and has a deposit in the amount of $0.7 million, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
The Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease that expired on June 30, 2024.
Lease expense for all leases for the three and six months ended June 30, 2025 was $0.3 million and $0.7 million, respectively. Lease expense for all leases for the three and six months ended June 30, 2024 was $0.4 million and $0.8 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash outflows from operating leases	$675	$765
Weighted-average remaining lease term—operating leases (in years)	4.6	5.6
Weighted-average discount rate—operating leases	8.0%	8.0%
As of June 30, 2025, maturities of lease liabilities were as follows (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Year Ended December 31,	Amounts
2025 (remaining six months)	$675
2026	1,383
2027	1,425
2028	1,467
2029	1,512
Thereafter	253
Total	6,715
Less present value discount	(1,150)
Operating lease liabilities	5,565
Less: operating lease liability, current portion	(952)
Operating lease liability, noncurrent portion	$4,613
Note 11 - Debt
Senior Secured Convertible Note Financing
In August 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, pursuant to which the Company issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Convertible Note Financing”). Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, with an initial interest payment date of June 30, 2025.
The Company received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs.
The Convertible Note included multiple conversion features. The Company evaluated all conversion features included within the Convertible Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was de minimis. During the six months ended June 30, 2025, the Company recorded an immaterial amount in other expense related to the accretion of the discount of Convertible Note debt issuance costs. During the six months ended June 30, 2025, the Company recorded accrued interest expense of $0.1 million related to the interest due on the Convertible Note but not yet payable.
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
Senior Secured Promissory Note Financing
In June 2025, the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million to GKCC, an entity controlled by a member of the board of directors of the Company. The June 2025 Promissory Note will mature on June 3, 2028, or such earlier date as the June 2025 Promissory Note is required or permitted to be repaid in accordance with the terms of the June 2025 Promissory Note and is a senior, secured obligation of the Company and its subsidiaries. Interest will accrue and be payable in cash on the principal amount at the rate of the sum of the Prime Rate (as defined in the June 2025 Promissory Note) plus 5.00%, provided that the maximum interest rate shall not exceed 12.5% per annum, with an initial interest payment date of July 1, 2026. The June 2025 Promissory Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The June 2025 Promissory Note contains customary terms and covenants and customary events of default.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the date of issuance. GKCC will not have the right to exercise any portion of the June 2025 Warrant if GKCC (together with its affiliates) would beneficially own in excess of 49.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2025 Warrant. The fair value of the June 2025 Warrants, as determined by the Black-Scholes option pricing model, was $0.6 million at the date of issuance, and recorded as a debt discount to the June 2025 Promissory Note.
The Company received net proceeds of $9.9 million from the sale of the June 2025 Promissory Note, after deducting debt issuance costs. The June 2025 Promissory Note included multiple conversion features. The Company evaluated all conversion features included within the June 2025 Promissory Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was immaterial. The net proceeds were allocated with the June 2025 Warrant using the relative fair value. The debt discount for the June 2025 Promissory Note was $0.7 million.
Note 12—Income Taxes
The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
On July 4, 2025, H.R. 1 (the “Act”), formerly known as the One Big Beautiful Bill Act, was signed into law in the United States, introducing changes to U.S. federal tax provisions affecting businesses. The Act includes modifications to the capitalization of research and development expenses and to the depreciation of fixed assets. The Company is currently evaluating the full impact of the Act on its financial position, results of operations, and cash flows. However, the Company does not expect the Act to have a material effect on its financial statements. Since the Act was enacted after the close of the quarter ended June 30, 2025, its effects are not reflected in the Company’s results for the six months ended June 30, 2025.
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
Basic and diluted net loss per share attributable to common stockholders was calculated for the three and six months ended June 30, 2025 and 2024 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(10,561)	$(7,229)	$(21,770)	$(19,056)
Denominator:
Weighted average of common shares and pre-funded warrants outstanding, basic and diluted	16,059,423	11,284,853	14,513,586	10,779,389
Net loss per share, basic and diluted	$(0.66)	$(0.64)	$(1.50)	$(1.77)

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Shares issuable upon exercise of stock options	2,520,878	755,185
Shares issuable upon the exercise of warrants (excluding pre-funded warrants)	3,745,324	148,764
Unvested common stock	—	348
Total	6,266,202	904,297
Note 14 —Related Party Transactions
Private Placement and Subscription Agreement
In March 2024, the Company entered into the March Subscription Agreement with GKCC, an entity controlled by a member of the Company’s board of directors. Each March 2024 Pre-Funded Warrant issued and sold in the March 2024 Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March 2024 Pre-Funded Warrants.
The net proceeds to the Company from the March 2024 Offering were approximately $6.0 million.
Public Offering
As part of the Public Offering described in Note 6, Yekaterina Chudnovsky, a member of the Company’s board of directors, and Jay Venkatesan, a member of the Company’s board of directors, and trusts affiliated with Jay Venkatesan, purchased 1,600,000 July 2024 Pre-Funded Warrants and accompanying July 2024 Common Warrants and 200,000 July 2024 Pre-Funded Warrants and accompanying July 2024 Common Warrants, respectively, with such July 2024 Pre-Funded Warrants and July 2024 Common Warrants subject to the terms and conditions of the July 2024 Pre-Funded Warrants and July 2024 Common Warrants.
The net proceeds to the Company from the Public Offering were approximately $10.9 million.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into the Securities Purchase Agreement with GKCC, pursuant to which the Company issued the Convertible Note in the principal amount of $20.0 million. The Company received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs.
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
Senior Secured Promissory Note Financing
In June 2025, the Company entered into the June 2025 Promissory Note Financing with GKCC, pursuant to which the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million. The Company received net proceeds of approximately $9.9 million from the June 2025 Promissory Note Financing, after deducting debt issuance costs.
Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 15 - Segment Reporting
The Company has one reportable segment relating to the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and the change in fair value of warrants are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. Other segment items include interest income, interest expense, grant income, and change in the fair value of warrants. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. The following table presents certain financial data for the Company’s reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Clinical trial expenses	$3,245	$3,245	$7,438	$5,547
Employee related research and development expenses	2,326	1,910	4,623	4,152
Chemistry, manufacturing and controls expenses	384	1,864	1,030	3,058
Other research and development expenses	1,316	1,439	2,452	3,326
Contract and grant reimbursements	(265)	(278)	(754)	(344)
Employee related general and administrative expenses	1,362	959	2,449	1,878
Professional fees and other general and administrative expenses	1,723	1,786	3,589	3,548
Other segment items	470	(3,696)	943	(2,109)
Segment net loss	$10,561	$7,229	$21,770	$19,056

	June 30, 2025	December 31, 2024
Total segment assets	$29,528	$28,178

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K. In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q, the Quarterly Report for the quarter ended March 31, 2025, and the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
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
Our lead programs focus on our cancer immunotherapy vaccine product candidates, which target biologically validated driver tumor mutations using common and well characterized neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delayed manufacturing timelines and increased costs associated with personalized vaccine approaches.
Our clinical pipeline includes the lymph node targeted therapeutic cancer immunotherapy vaccine ELI-002 7P, currently being evaluated in a Phase 2 study (NCT05726864), designed to stimulate an immune response against mutant KRAS (“mKRAS”) pancreatic ductal adenocarcinoma (“PDAC”), the most common form of pancreatic cancer. The ELI-002 7P formulation is designed to provide immune response coverage against seven KRAS mutations in 88% of PDAC patients and 25% of all solid tumors, thereby increasing the potential patient population for ELI-002 7P. In August 2025, we announced that following the Independent Data Monitoring Committee’s (“IDMC”) pre-specified interim review of unblinded safety and efficacy data in our Phase 2 AMPLIFY-7P study in mKRAS-driven PDAC, the IDMC recommended that the trial continue to the final analysis without modifications. In addition, the IDMC confirmed the favorable safety profile of ELI-002 7P to date. We anticipate the final disease-free survival analysis to occur in the fourth quarter of 2025. ELI-002 2P (2-peptide formulation) has been studied previously in the Phase 1 (AMPLIFY-201) trial in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy (NCT04853017). Our preclinical pipeline includes the lymph node targeted therapeutic immunotherapy cancer vaccines ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53 expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Our operations to date have been financed primarily by aggregate net proceeds of $205.2 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant annual operating losses. Our net loss was $10.6 million and $21.8 million for the three and six months ended June 30, 2025, respectively, and $7.2 million and $19.1 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $215.9 million and $22.1 million in cash and cash equivalents.

We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the first quarter of 2026 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
• advance our lead product candidate, ELI-002 7P, to late stage clinical trials;
• advance our preclinical programs to clinical trials;
• expand our pipeline of product candidates;
• seek regulatory approval for our investigational medicines;
• maintain, expand, protect and defend our intellectual property portfolio;
• acquire or in-license technology;
• expand our clinical, scientific, management and administrative teams; and
• operate as a public company.
As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the first quarter of 2026 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.

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
Our research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. Substantially all our research and development costs are incurred on the development of ELI-002 7P and our preclinical candidates.
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the clinical research necessary to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be needed to complete the development of, or the period, if any, in which material net cash inflows may commence from ELI-002 7P or any of our preclinical candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•the scope, rate of progress and expense of our research and development activities;
•clinical trials and early-stage results;
•the terms and timing of regulatory approvals; and
•the ability to market, commercialize and achieve market acceptance for ELI-002 7P, or any of our preclinical candidates that we or our future collaboration partners may develop in the future.

Any of these variables with respect to the development of ELI-002 7P, or any other of our preclinical candidates that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA or other regulatory authority were to require us to conduct preclinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.
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
Other (Expense) Income
For the three and six months ended June 30, 2025 and 2024, other income and expense consisted primarily of interest income, foreign exchange transaction gains and losses, gain on sale of equipment, interest expense, and gains and losses related to the re-measurement of our warrant liabilities.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$7,006	$8,180	$(1,174)	(14)%
General and administrative	3,085	2,744	341	12%
Total operating expenses	10,091	10,924	(833)	(8)%
Loss from operations	(10,091)	(10,924)	833	(8)%
Total other (expense) income, net	(470)	3,695	(4,165)	(113)%
Net loss	$(10,561)	$(7,229)	$(3,332)
Research and Development Expenses
Research and development expenses were $7.0 million for the three months ended June 30, 2025, compared to $8.2 million for the three months ended June 30, 2024. The decrease of $1.2 million was primarily due to less clinical trial manufacturing as we advanced ELI-002 7P clinical development.
General and Administrative Expenses
General and administrative expenses were $3.0 million for the three months ended June 30, 2025, compared to $2.7 million for the three months ended June 30, 2024. The increase of $0.3 million was primarily due to higher professional fees incurred in connection with the June 2025 Promissory Note Financing.
Other (Expense) Income

Other (expense) income for the three months ended June 30, 2025 was expense of $(0.5) million compared to $3.7 million for the three months ended June 30, 2024. The decrease of $4.2 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants, the one-time grant income recognized related to the third GI Research Foundation Agreement, and the initial loss recognized resulting from the March 2024 Offering.
Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

Operating expenses:
Research and development	$14,784	$15,739	$(955)	(6)%
General and administrative	6,043	5,426	617	11%
Total operating expenses	20,827	21,165	(338)	(2)%
Loss from operations	(20,827)	(21,165)	338	(2)%
Other (expense) income, net	(943)	2,109	(3,052)	(145)%
Net loss	$(21,770)	$(19,056)	$(2,714)
Research and Development Expenses
Research and development expenses were $14.8 million for the six months ended June 30, 2025, compared to $15.7 million for the six months ended June 30, 2024. The decrease of $1.0 million was primarily due to a decrease in external costs associated with ELI-002 7P manufacturing.

General and Administrative Expenses
General and administrative expenses were $6.0 million for the six months ended June 30, 2025, compared to $5.4 million for the six months ended June 30, 2024. The increase of $0.6 million was primarily due to the external costs associated with the January 2025 Offering and June 2025 Promissory Note Financing.

Other (Expense) Income
Other (expense) income for the six months ended June 30, 2025 was expense of $(0.9) million compared to income of $2.1 million for the six months ended June 30, 2024. The decrease of $3.1 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants, the one-time grant income recognized related to the third GI Research Foundation Agreement, and the loss recognized resulting from the March 2024 Offering.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through June 30, 2025 have been financed primarily by aggregate net proceeds of $205.2 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $21.8 million and $19.1 million for the six months ended June 30, 2025 and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $215.9 million and $22.1 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in)
Operating activities	$(19,069)	$(21,050)
Investing activities	—	(39)
Financing activities	22,260	11,340
Effect of foreign currency on cash	105	(41)
Net increase (decrease) in cash	$3,296	$(9,790)
Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $19.1 million, which consisted of a net loss of $21.8 million, changes in our assets and liabilities of $0.7 million, and non-cash charges of $3.4 million. The non-cash charges were related to $1.4 million of change in the fair value of warrant liability, $1.2 million of stock-based compensation, $0.5 million amortization of the ROU asset, $0.1 million depreciation and $0.2 million of non-cash interest expense.
For the six months ended June 30, 2024, net cash used in operating activities was $21.1 million, which consisted of a net loss of $19.1 million and changes in our assets and liabilities of $1.5 million, partially offset by non-cash charges of $0.5 million. The non-cash charges were primarily related to $2.3 million of change in the fair value of warrant liability, offset by $0.6 million loss on the issuance of the March 2024 Pre-Funded Warrants in the March 2024 Offering, $0.7 million of stock-based compensation, $0.4 million amortization of the ROU asset, and $0.2 million of depreciation.
Investing Activities
For the six months ended June 30, 2025 and 2024, net cash provided by or used in investing activities was immaterial.
Financing Activities
For the six months ended June 30, 2025, net cash provided by financing activities was $22.3 million as a result of the issuance of $2.9 million of our common stock under our at-the-market offering program with JonesTrading Institutional Services LLC, as sales agent, $9.1 million from the January 2025 Offering, $9.9 million from the June 2025 Promissory Note Financing, and $0.4 million from the exercise of common warrants and stock options.

For the six months ended June 30, 2024, net cash provided by financing activities was $11.3 million, primarily as a result of the issuance of $5.4 million of our common stock under our at-the-market offering program with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, and $6.0 million of the March 2024 Pre-Funded Warrants in the March 2024 Offering.
Future Cash Needs and Funding Requirements
Based on our current operating plan, as of the filing date of this Quarterly Report on Form 10-Q, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the first quarter of 2026. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2025 compared to those disclosed in the Form 10-K.
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
Item 4. Controls and Procedures
Definition and Limitations of Disclosure Controls
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Strategy and Financial Officer, our principal accounting and financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Strategy and Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
Remediation of Previously Identified Material Weaknesses
As previously disclosed in the Form 10-K, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy.
Beginning in January 2024 and through June 30, 2025, we implemented a series of remediation measures designed to address the identified material weaknesses. These measures include:
• We engaged SEC compliance and technical accounting consultants to assist in evaluating complex debt and equity transactions for conformity with U.S. GAAP;
• We hired additional finance and accounting personnel to augment existing accounting staff and to provide more resources for complex accounting matters and financial reporting; and

• We strengthened our financial reporting and close processes relating to incurred expenses by ensuring our data capture procedures are clearly defined. We implemented quarterly controls which require outreach to business owners and vendors to discuss the project status, as well as began reviewing the accruals on a project-level basis rather than vendor-level. Additional levels of review were put in place over the expense accrual reconciliations and fluctuation analysis controls to ensure expenses are recorded during the period incurred. Additionally, all responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation, ensuring all clinical invoices are approved and tied to our tracker.
As of June 30, 2025, management has completed testing of the newly implemented and enhanced controls and has concluded the material weaknesses have been fully remediated.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors, described in the section titled “Risk Factors” in the Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. There have been no material changes in our risk factors from those described in the Form 10-K, other than as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.1	Form of Senior Secured Promissory Note due June 3, 2028.	8-K	6/04/2025	4.1
10.1	Note Purchase Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC	8-K	6/04/2025	10.1
10.2*	Security Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC	8-K	6/04/2025	10.2
10.3*	IP Security Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC	8-K	6/04/2025	10.3
10.4*	Subsidiary Guarantee, dated June 3, 2025, among Elicio Operating Company, Inc., Elicio Securities Corp. and GKCC, LLC	8-K	6/04/2025	10.4
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	August 7, 2025		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PREETAM SHAH
Date:	August 7, 2025		Preetam Shah Chief Strategy and Financial Officer (Principal Financial Officer and Principal Accounting Officer)