Form 10-Q
period 2025-09-30
Elicio Therapeutics, Inc.
filed 2025-11-13
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 10, 2025 was 17,489,516.

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
•the extent to which global economic and political developments, including the ongoing conflict between Ukraine and Russia, the conflicts in the Middle East, including the conflict between Israel and Palestine, geopolitical tensions with China, and other geopolitical events, as well as the macroeconomic conditions, including tariffs, inflation, volatility in interest rates, potential for economic slowdown or recession and potential governmental shutdowns, will affect our business operations, clinical trials, or financial condition;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail under the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 13, 2025, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 7, 2025, as updated and/or supplemented in subsequent filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and are based on assumptions as of the date they were made. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$20,611	$17,618
Restricted cash, current	—	1,178
Prepaid expenses and other current assets	854	1,897
Total current assets	21,465	20,693
Property and equipment, net	328	483
Operating lease, right-of-use assets	5,019	5,706
Restricted cash, noncurrent	702	696
Other long-term prepaid assets	770	600
Total assets	$28,284	$28,178
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$321	$1,038
Accrued expenses	5,213	8,415
Deferred research obligation	—	1,169
Operating lease liability, current	981	901
Total current liabilities	6,515	11,523
Warrant liabilities	3,877	2,828
Operating lease liability, noncurrent	4,356	5,105
Long-term debt, net of debt discount and debt issuance costs	9,720	20,034
Total liabilities	24,468	39,490
Commitments and contingencies - Note 9
Stockholders' equity (deficit):
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 17,273,107 shares and 11,043,837 shares issued at September 30, 2025 and December 31, 2024, respectively; 17,258,652 and 11,029,382 outstanding as of September 30, 2025 and December 31, 2024, respectively	173	110
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	229,778	183,004
Accumulated other comprehensive loss	(31)	(175)
Accumulated deficit	(225,954)	(194,101)
Total stockholders' equity (deficit)	3,816	(11,312)
Total liabilities and stockholders' equity (deficit)	$28,284	$28,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$5,039	$7,208	$19,823	$22,947
General and administrative	3,006	3,136	9,049	8,563
Total operating expenses	8,045	10,344	28,872	31,510
Loss from operations	(8,045)	(10,344)	(28,872)	(31,510)
Other (expense) income
Change in fair value of warrant liabilities	(1,811)	(5,617)	(3,177)	(3,279)
Loss on issuance of pre-funded warrants	—	(2,924)	—	(3,502)
Gain on sale of equipment	—	—	—	3
Foreign exchange transaction (loss) gain	—	(1)	—	143
Grant income	—	—	415	—
Interest income	199	185	577	472
Interest expense	(426)	(137)	(796)	(221)
Total other (expense), net	(2,038)	(8,494)	(2,981)	(6,384)
Net loss	(10,083)	(18,838)	(31,853)	(37,894)
Other comprehensive income (loss):
Foreign currency translation adjustment	39	36	144	(5)
Comprehensive loss	$(10,044)	$(18,802)	$(31,709)	$(37,899)
Net loss per common share, basic and diluted	$(0.60)	$(1.39)	$(2.09)	$(3.23)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted	16,692,476	13,582,345	15,247,864	11,720,527
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)
Issuance of common stock from at-the-market offering	106,823	1	—	—	834	—	—	835
Issuance of common stock upon exercise of options	1,628	—	—	—	7	—	—	7
Conversion of senior note payable into common stock, net of issuance costs of $0.3 million	3,500,573	35	—	—	20,141	—	—	20,176
Issuance of common stock and warrants from the January 2025 Offering, net of issuance costs of $0.8 million	1,261,830	13	—	—	9,130	—	—	9,143
Issuance of common stock upon the exercise of common warrants	68,500	1	—	—	715	—	—	716
Stock-based compensation	—	—	—	—	517	—	—	517
Foreign currency translation adjustment	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(11,209)	(11,209)
Balance as of March 31, 2025	15,983,191	160	(14,455)	(150)	214,348	(144)	(205,310)	8,904
Issuance of common stock upon exercise of stock options	12,499	—	—	—	50	—	—	50
Issuance of common warrants associated with June 2025 Promissory Note	—	—	—	—	641	—	—	641
Issuance of common stock from at-the-market offering, net of issuance costs of $0.1 million	281,697	3	—	—	2,013	—	—	2,016
Stock-based compensation	—	—	—	—	710	—	—	710
Foreign currency translation adjustment	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(10,561)	(10,561)
Balance as of June 30, 2025	16,277,387	163	(14,455)	(150)	217,762	(70)	(215,871)	1,834
Issuance of common stock upon exercise of stock options	17,791	—	—	—	88	—	—	88
Issuance of common stock upon the exercise of common warrants	190,000	2	—	—	2,703	—	—	2,705
Issuance of common stock from at-the-market offering, net of issuance costs of $0.3 million	787,929	8	—	—	8,527	—	—	8,535
Stock-based compensation	—	—	—	—	698	—	—	698
Foreign currency translation adjustment	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	(10,083)	(10,083)
Balance as of September 30, 2025	17,273,107	$173	(14,455)	$(150)	$229,778	$(31)	$(225,954)	$3,816

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	9,603,723	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from at-the-market offering, net of issuance costs of $0.1 million	615,363	6	—	—	5,056	—	—	5,062
Issuance of common stock upon settlement of restricted stock	903	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	324	—	—	324
Foreign currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(11,827)	(11,827)
Balance as of March 31, 2024	10,219,989	102	(14,455)	(150)	159,218	(270)	(154,030)	4,870
Exercise of stock options	3,391	—	—	—	13	—	—	13
Issuance of common stock upon settlement of restricted stock units	677	—	—	—	9	—	—	9
Issuance of common stock from at-the-market offering	34,816	1	—	—	302	—	—	303
Stock-based compensation	—	—	—	—	350	—	—	350
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	(7,229)	(7,229)
Balance as of June 30, 2024	10,258,873	103	(14,455)	(150)	159,892	(238)	(161,259)	(1,652)
Exercise of stock options	5,353	—	—	—	21	—	—	21
Issuance of common stock upon net settlement of restricted stock units	348	—	—	—	5	—	—	5
Issuance of common stock from at-the-market offering	9,803	—	—	—	48	—	—	48
Issuance of common stock from the Public Offering, net of issuance costs of $0.5 million	510,000	5	—	—	1,075	—	—	1,080
Stock-based compensation	—	—	—	—	314	—	—	314
Foreign currency translation adjustment	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	(18,838)	(18,838)
Balance as of September 30, 2024	10,784,377	$108	(14,455)	$(150)	$161,355	$(202)	$(180,097)	$(18,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(31,853)	$(37,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	236
Amortization of right-of-use assets, operating leases	687	637
Non-cash interest expense	603	82
Amortization of debt discount	35	26
Costs expensed upon the issuance of warrants	—	549
Change in fair value of warrant liabilities	3,177	3,279
Stock-based compensation	1,925	988
Loss on issuance of warrants	—	3,502
Gain on disposal of property and equipment, net	—	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,043	(580)
Other long-term prepaid assets	(170)	2,233
Accounts payable	(717)	(2,385)
Accrued expenses	(3,202)	1,095
Deferred research obligation	(1,169)	613
Operating lease liabilities	(669)	(702)
Net cash used in operating activities	(30,155)	(28,324)
Cash flows from investing activities
Purchases of property and equipment	—	(42)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	—	(39)
Cash flows from financing activities
Proceeds from issuance of related party convertible note	—	19,727
Proceeds from issuance of common stock and common warrants from the January 2025 Offering	9,143	—
Proceeds from issuance of common stock and common warrants	—	22,882
Proceeds from the exercise of common warrants	1,293	—
Proceeds from issuance of common stock from at-the-market offerings, net of issuance costs	11,385	—
Proceeds from the June 2025 Promissory Note, net of issuance costs	9,866	—
Payment of warrant issuance costs	—	(549)
Proceeds from the exercise of stock options	145	34
Net cash provided by financing activities	31,832	42,094
Effect of foreign currency on cash and cash equivalents	144	(5)
Net increase in cash and cash equivalents	1,821	13,726
Cash, cash equivalents and restricted cash at the beginning of the period	19,492	14,301
Cash, cash equivalents, and restricted cash at the end of the period	$21,313	$28,027

Components of cash and cash equivalents, and restricted cash
Cash and cash equivalents	$20,611	$26,016
Restricted cash	702	2,011
Total cash, cash equivalents and restricted cash	$21,313	$28,027

Supplemental disclosure of noncash investing and financing activities:
Fair value of pre-funded warrants at issuance date	$—	$13,382
Fair value of common stock warrants upon settlement	$2,128	$—
Fair value of common warrants issued with January 2025 Offering	$9,719	$—
Fair value of common warrants issued with June 2025 Promissory Note	$641	$—
Fair value of common warrants at issuance date	$—	$6,509
Conversion of related-party senior note payable and interest into equity	$20,176	$—
Accretion of convertible notes discount from issuance costs	$—	$26
Vesting of restricted common stock	$—	$25
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
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of September 30, 2025, the Company had an accumulated deficit of $226.0 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates.
As of September 30, 2025, the Company had $20.6 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
Please refer to Note 2 – “Summary of Significant Accounting Policies" to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's significant accounting policies.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard requires entities to disclose federal, state, and foreign income taxes in their rate reconciliation tables and elaborate on reconciling items that exceed a quantitative threshold. Additionally, it requires an annual disclosure of income taxes paid, net of refunds, categorized by jurisdiction based on a quantitative threshold. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). This ASU requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes to the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public entities, the provisions within ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) are effective for the first annual reporting period beginning after December 15, 2026 and for interim reporting periods after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, such provisions may be applied retrospectively for all comparative periods following the effective date. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
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
Note 3—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,189	$—	$—	$6,189
Total assets	$6,189	$—	$—	$6,189

Warrant liabilities	$—	$3,872	$5	$3,877
Total liabilities	$—	$3,872	$5	$3,877

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$12,100	$—	$—	$12,100
Total assets	$12,100	$—	$—	$12,100

Warrant liabilities	$—	$2,827	$1	$2,828
Total liabilities	$—	$2,827	$1	$2,828
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at September 30, 2025 and December 31, 2024 were held in U.S. Treasury securities.
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
The fair value of the warrants assumed in the merger (the “Merger”) with Angion Biomedica Corp. (“Angion” and the warrants, the “Angion Warrants”) were classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	For the nine months ended,	For the year ended,
	September 30, 2025	December 31, 2024
Balance, beginning of the period	$1	$11
Change in fair value	4	(10)
Balance, end of the period	$5	$1
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
The fair value of the assumed Angion Warrant liability was estimated using the following assumptions:

	September 30, 2025	December 31, 2024
Weighted average strike price	$76.00	$76.00
Contractual term (years)	2.9	3.7
Volatility (annual)	80.3%	74.9%
Risk-free rate	3.8%	4.4%
Dividend yield (per share)	—%	—%
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
For the three and nine months ended September 30, 2025, the Company recognized a change in fair value of $1.8 million and $3.2 million, respectively.
The Company records the fair value remeasurement of the outstanding liability-classified warrants in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Note 4—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development contract services	$107	$1,206
Advanced professional fees	238	243
Prepaid insurance	444	347
Other prepaid expenses and other current assets	65	101
Total prepaid and other current assets	$854	$1,897

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$1,661	$1,661
Furniture and fixtures	242	242
Leasehold improvements	132	132
Total property and equipment	2,035	2,035
Less: accumulated depreciation	(1,707)	(1,552)
Property and equipment, net	$328	$483
Depreciation expense for the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2024, depreciation expense was immaterial and $0.2 million, respectively.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.8 million and $0.6 million for September 30, 2025 and December 31, 2024, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued professional fees	$761	$1,167
Accrued compensation and benefits	1,688	2,312
Accrued research and development	2,714	4,910
Other accrued expenses	50	26
Total accrued expenses	$5,213	$8,415
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
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit described above. For the three and nine months ended September 30, 2024, the Company incurred $0 and $2.2 million in research and development expenses related to this project, respectively. As of September 30, 2024, the grant funds available for the second grant agreement were $0 and the deferred research obligation was $0, as the second grant agreement activities were completed in the third quarter of 2024.
In August 2024, the Company entered into a third grant agreement with the GI Research Foundation for $1.5 million. For each of the three and nine months ended September 30, 2024, the Company incurred $0.2 million in research and development expenses related to this project, all of which was reimbursed from available grant funds. For the three and nine months ended September 30, 2025, the Company incurred $0 and $0.8 million in research and development expenses related to this project, respectively, of which $0 and $0.8 million was reimbursed from available grant funds, respectively. The third grant agreement activities were completed in the second quarter of 2025.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The award money for the three grant agreements was recorded as contra-expense to offset the research and development costs incurred. Following completion of the third grant agreement with GI Research Foundation, during 2025, the remaining $0.4 million of the grant funds were recognized as grant income, as there were no further conditions to be met.
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
In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, as agent, to provide for the issuance and sale of up to $40 million of shares of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). During the nine months ended September 30, 2025, the Company issued and sold 1,176,449 shares of common stock at a weighted average price of $9.68 per share under the 2024 ATM Program for aggregate net sale proceeds of approximately $11.4 million after deducting sales commissions.
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
Senior Secured Promissory Note Financing
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
Note 7—Stock-Based Compensation
As of September 30, 2025, there was an aggregate of 806,700 shares of common stock available for issuance under the Company’s equity incentive plans, including 462,097 shares available for future grants under the Company’s 2021 Incentive Award Plan, 177,295 shares available for future grants under the Company’s 2022 Equity Incentive Plan, as amended, and 167,308 shares available for future grants issuance under the Company’s 2024 Inducement Incentive Award Plan. Refer to Note 8 – “Stock-Based Compensation" to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's equity incentive plans.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,890,932	$15.69	6.78	$920
Options granted	656,099	7.40
Options exercised	(31,918)	4.56
Forfeited (unvested)	(51,106)	6.80
Outstanding as of September 30, 2025	2,464,007	$13.81	6.96	$10,525
Options vested and exercisable	1,345,848	$19.92	5.36	$5,509
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock and the exercise price of the stock options. 656,099 stock options were granted during the nine months ended September 30, 2025. The weighted average grant date fair value per share for the stock option grants during the nine months ended September 30, 2025 was $7.40. As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards granted was $5.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$264	$138	$755	$414
General and administrative	434	176	1,170	574
Total	$698	$314	$1,925	$988

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the assumptions noted in the table below. The fair value of an award with only a service condition is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Compensation cost of awards that contain a performance condition are recognized when success is considered probable during the performance period. The Company has elected to account for forfeitures as they occur, rather than estimating the number of awards that are expected to vest. The risk-free interest rate is estimated using the weighted average rate of return on U.S. Treasury notes with a life that approximates the expected life of the option. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of options granted to non-employees. Expected volatility is based on the weighted average of the historical volatility of a peer group of publicly traded companies, using the daily closing prices during the equivalent period of the calculated expected term of stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s common stock price becomes available, or until circumstances change, such that the identified entities are no longer comparable companies. The assumed dividend yield is based upon the Company's expectation of not paying dividends in the foreseeable future.
The fair value of each employee and non-employee stock option grant was estimated on the date of grant using Black-Scholes based on the following weighted average assumptions.

Options	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.7%	3.4% - 3.6%	3.7% - 4.3%	3.4% - 4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years (for employees)	6.1	5.8 - 6.1	5.5 - 6.1	5.0 - 6.1
Expected volatility	110.4%	104.6% - 104.8%	106.9% - 110.4%	79.5% - 104.8%
In March 2021 and June 2022, certain employees of the Company early exercised stock options. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the condensed consolidated financial statements for the period ended September 30, 2024.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to Angion’s initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of September 30, 2025. As of September 30, 2025, 275,309 shares remained available for purchase under the ESPP and no offerings have been authorized.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 8—Warrants
In accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), certain of the Company’s outstanding warrants are classified as liabilities and are recorded at fair value at the issuance date, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss in each reporting period. Refer to Note 3 for changes in the fair value recognized during the periods reported.
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
Upon issuance, the March 2024 Pre-Funded Warrants were liability-classified, with a fair value of $6.6 million, as determined by the Black-Scholes option pricing model as of the grant date. The Company recorded the $0.6 million difference between the proceeds and grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss during the three months ended March 31, 2024 and nine months ended September 30, 2024. As of September 30, 2025, the March 2024 Pre-Funded Warrants were classified as equity due to the receipt of Stockholder Approval in November 2024, as discussed in Note 3.
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
Upon issuance, the July 2024 Pre-Funded Warrants and July 2024 Common Warrants were liability-classified, with a fair value of $6.8 million and $6.5 million, respectively, measured using the Black-Scholes option pricing model as of the grant date. The Company recorded the $2.9 million difference between the proceeds and the grant date fair value as a loss on the issuance of warrants in the statements of operations and comprehensive loss during the third quarter of 2024. As of September 30, 2025, certain July 2024 Pre-Funded Warrants are classified as equity, following Stockholder Approval in November 2024. For the three and nine months ended September 30, 2025, the Company recognized a loss of $1.8 million and $3.2 million in fair value remeasurement, respectively.
Following receipt of Stockholder Approval in November 2024, the Company remeasured the March 2024 Pre-Funded Warrants and the July 2024 Pre-Funded Warrants, held by GKCC, at fair value and recognized the loss from change in fair value on the consolidated financial statements during the year ended December 31, 2024. As a result of obtaining Stockholder Approval, the March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants held by GKCC and its affiliates met the equity classification requirements under ASC 815. During the quarter ended December 31, 2024, the Company reclassified the July 2024 Common Warrants held by GKCC and its affiliates from liability to equity classification. The Company will re-assess the equity classification for the remaining March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants at each reporting period end. During the nine months ended September 30, 2025, there were no changes to the equity classification.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The following tables summarize information regarding the warrants outstanding and warrant activity at September 30, 2025:

Common Stock Warrants	Classification	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Elicio Warrants	Equity-classified	144,814	$53.59	3.7
Angion Warrants	Liability-classified	3,950	$76.00	2.9
March 2024 Pre-Funded Warrants(1)	Equity-classified	1,032,702	$0.01	Perpetual
July 2024 Pre-Funded Warrants(1)	Equity-classified	1,600,000	$0.01	Perpetual
July 2024 Common Warrants	Liability-classified	2,041,500	$5.00	3.8
January 2025 Common Warrants	Equity-classified	1,261,830	$7.80	4.3
June 2025 Common Warrants	Equity-classified	103,225	$7.75	4.7
Total Warrants Outstanding at September 30, 2025		6,188,021	4.69	4.0
(1) The March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants outstanding as of September 30, 2025 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2024	5,081,466	$3.85	4.5
Issued	1,365,055	7.80
Exercised	(258,500)	5.00
Outstanding at September 30, 2025	6,188,021	$4.69	4.0

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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

License Agreements
In January 2016, Former Elicio entered into a license agreement to license certain intellectual property from a university, which agreement has been amended from time to time to license additional intellectual property and to adjust fees and milestone and diligence requirements. The Company is required to pay certain contractual maintenance and milestone payments related to clinical trials and product sales and royalties on product sales over the term of the contract, with royalty payments commencing in the calendar year of commercialization. Royalty rates range from 0.25%-2.00%, depending on whether commercial sales relate to a licensed product or an identified product, and the country the products were sold in. The license term for the license agreement extends until terminated by either party under certain provisions. During the nine months ended September 30, 2024, in accordance with the terms of the license agreement, the Company achieved a milestone related to the ongoing clinical trials and recorded license expense of $0.4 million. No such expenses were recorded in the nine months ended September 30, 2025. No commercialization royalties have been achieved to date.
The Company is required to pay a total of up to $20.9 million upon achievement of certain late-stage developmental and commercial milestones. The developmental milestone payments will be recorded when each milestone is achieved, and the commercial milestone payments and royalties will be recorded when the sales occur.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2025 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.
Note 10—Leases
Operating Leases
The Company has an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a right-of-use (“ROU”) lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the $0.7 million deposit on the Boston Lease, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease that expired on June 30, 2024.
Lease expense for all leases for the three and nine months ended September 30, 2025 was $0.3 million and $1.0 million, respectively. Lease expense for all leases for the three and nine months ended September 30, 2024 was $0.3 million and $1.1 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash outflows from operating leases	$1,012	$1,096
Weighted-average remaining lease term—operating leases (in years)	4.3	5.3
Weighted-average discount rate—operating leases	8.0%	8.0%

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

As of September 30, 2025, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2025 (remaining three months)	$338
2026	1,383
2027	1,425
2028	1,467
2029	1,512
Thereafter	253
Total	6,378
Less present value discount	(1,041)
Operating lease liabilities	5,337
Less: operating lease liability, current portion	(981)
Operating lease liability, noncurrent portion	$4,356
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
The Convertible Note included multiple conversion features. The Company evaluated all conversion features included within the Convertible Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was de minimis. During the nine months ended September 30, 2025, the Company recorded an immaterial amount in other expense related to the accretion of the discount of Convertible Note debt issuance costs. During the nine months ended September 30, 2025, the Company recorded accrued interest expense of $0.1 million related to the interest due on the Convertible Note but not yet payable.
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
The Company received net proceeds of $9.9 million from the sale of the June 2025 Promissory Note, after deducting debt issuance costs. The June 2025 Promissory Note included multiple conversion features. The Company evaluated all conversion features included within the June 2025 Promissory Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was immaterial. The net proceeds were allocated with the June 2025 Warrant using the relative fair value. As of September 30, the net carrying value of the June 2025 Promissory Note was $9.7 million and the debt discount for the June 2025 Promissory Note was $0.3 million. Accretion of the discount on the June 2025 Promissory Note was $0.4 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.
Note 12—Income Taxes
The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2025 or 2024. As of September 30, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
On July 4, 2025, H.R. 1 (the “Act”), formerly known as the One Big Beautiful Bill Act, was signed into law in the United States, introducing changes to U.S. federal tax provisions affecting businesses. The Act includes modifications to the capitalization of research and development expenses and to the depreciation of fixed assets. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the full impact of the Act on its financial position, results of operations, and cash flows. However, the Company does not expect the Act to have a material effect on its financial statements. The impact to the Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2025 associated with this legislation is not material.
Note 13—Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per share of common stock after giving consideration to all potentially dilutive shares of common stock, including options to purchase common stock and preferred stock outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be anti-dilutive. Because the Company has reported net losses since inception, these potential shares of common stock and preferred stock have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.
Basic and diluted net loss per share attributable to common stockholders was calculated for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(10,083)	$(18,838)	$(31,853)	$(37,894)
Denominator:
Weighted average of common shares and pre-funded warrants outstanding, basic and diluted	16,692,476	13,582,345	15,247,864	11,720,527
Net loss per share, basic and diluted	$(0.60)	$(1.39)	$(2.09)	$(3.23)

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Shares issuable upon exercise of stock options	2,464,007	819,302
Shares issuable upon the exercise of warrants (excluding pre-funded warrants)	3,555,319	2,448,769
Total	6,019,326	3,268,071
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 15 - Segment Reporting
The Company has one reportable segment relating to the development of immunotherapies for patients with limited treatment options and poor outcomes suffering from cancer. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and the change in fair value of warrants are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. Other segment items include interest income, interest expense, grant income, and change in the fair value of liability-classified warrants. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. All long-lived assets are located in the United States. The following table presents certain financial data for the Company’s reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Clinical trial expenses	$1,054	$3,757	$8,491	$9,304
Employee related research and development expenses	2,073	1,995	6,696	6,147
Chemistry, manufacturing and controls expenses	456	476	1,486	3,534
Other research and development expenses	1,458	1,523	3,909	4,849
Contract and grant reimbursements	—	(544)	(754)	(888)
Employee related general and administrative expenses	1,333	846	3,782	2,724
Professional fees and other general and administrative expenses	1,670	2,289	5,259	5,837
Other segment items	2,039	8,496	2,984	6,387
Segment net loss	$10,083	$18,838	$31,853	$37,894

	September 30, 2025	December 31, 2024
Total segment assets	$28,284	$28,178

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023 included in the Form 10-K. In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q, the Quarterly Reports for the quarters ended March 31, 2025 and June 30, 2025, and the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
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
Our lead programs focus on our cancer immunotherapy product candidates, which target biologically validated driver tumor mutations using common and well characterized neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delayed manufacturing timelines and increased costs associated with personalized immunotherapy approaches.
Our clinical pipeline includes the lymph node targeted therapeutic cancer immunotherapy ELI-002 7P, currently being evaluated in a Phase 2 study, designed to stimulate an immune response against mutant KRAS (“mKRAS”) pancreatic ductal adenocarcinoma (“PDAC”), the most common form of pancreatic cancer. The ELI-002 7P formulation is designed to provide immune response coverage against seven KRAS mutations in 88% of PDAC patients and 25% of all solid tumors, thereby increasing the potential patient population for ELI-002 7P. In August 2025, we announced that following the Independent Data Monitoring Committee’s (“IDMC”) pre-specified interim review of unblinded safety and efficacy data in our Phase 2 AMPLIFY-7P study in mKRAS-driven PDAC, the IDMC recommended that the trial continue to the final analysis without modifications. In addition, the IDMC confirmed the favorable safety profile of ELI-002 7P to date. We anticipate the final disease-free survival analysis to occur in the first half of 2026. ELI-002 2P (2-peptide formulation) has been studied previously in the Phase 1 (AMPLIFY-201) trial in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy. Our preclinical pipeline includes the lymph node targeted therapeutic immunotherapies ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53 expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Our operations to date have been financed primarily by aggregate net proceeds of $214.8 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant annual operating losses. Our net loss was $10.1 million and $31.9 million for the three and nine months ended September 30, 2025, respectively, and $18.8 million and $37.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $226.0 million and $20.6 million in cash and cash equivalents.

We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations through the second quarter of 2026 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations through the second quarter of 2026 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.

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
Other (Expense) Income
For the three and nine months ended September 30, 2025 and 2024, other income and expense consisted primarily of interest income, foreign exchange transaction gains and losses, gain on sale of equipment, interest expense, gains and losses related to the re-measurement of our warrant liabilities, and a loss on issuance of the July 2024 Pre-Funded Warrants.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$5,039	$7,208	$(2,169)	(30)%
General and administrative	3,006	3,136	(130)	(4)%
Total operating expenses	8,045	10,344	(2,299)	(22)%
Loss from operations	(8,045)	(10,344)	2,299	(22)%
Total other (expense), net	(2,038)	(8,494)	6,456	(76)%
Net loss	$(10,083)	$(18,838)	$8,755	(46)%
Research and Development Expenses
Research and development expenses were $5.0 million for the three months ended September 30, 2025, compared to $7.2 million for the three months ended September 30, 2024. The decrease of $2.2 million was primarily due to less clinical trial costs as patients progressed through the Phase 2 study of ELI-002 7P.
General and Administrative Expenses
General and administrative expenses were $3.0 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024. The decrease of $0.1 million was primarily due to lower professional fees incurred in connection with general corporate matters.

Other (Expense) Income
Other (expense) income for the three months ended September 30, 2025 was $(2.0) million compared to $(8.5) million for the three months ended September 30, 2024. The decrease of $6.5 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants, and the initial loss recognized from the Public Offering, including losses from the July 2024 Pre-Funded Warrants and July 2024 Common Warrants.
Results of Operations
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

Operating expenses:
Research and development	$19,823	$22,947	$(3,124)	(14)%
General and administrative	9,049	8,563	486	6%
Total operating expenses	28,872	31,510	(2,638)	(8)%
Loss from operations	(28,872)	(31,510)	2,638	(8)%
Other (expense), net	(2,981)	(6,384)	3,403	(53)%
Net loss	$(31,853)	$(37,894)	$6,041	(16)%
Research and Development Expenses
Research and development expenses were $19.8 million for the nine months ended September 30, 2025, compared to $22.9 million for the nine months ended September 30, 2024. The decrease of $3.1 million was primarily due to lower costs as patients progressed through the Phase 2 study of ELI-002 7P.

General and Administrative Expenses
General and administrative expenses were $9.0 million for the nine months ended September 30, 2025, compared to $8.6 million for the nine months ended September 30, 2024. The increase of $0.5 million was primarily due to the external costs associated with the January 2025 Offering and June 2025 Promissory Note Financing.

Other (Expense) Income
Other (expense) income for the nine months ended September 30, 2025 was $(3.0) million compared to $(6.4) million for the nine months ended September 30, 2024. The decrease of $3.4 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants, and the losses recognized from the March 2024 Offering and the Public Offering.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through September 30, 2025 have been financed primarily by aggregate net proceeds of $214.8 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $31.9 million and $37.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $226.0 million and $20.6 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in)
Operating activities	$(30,155)	$(28,324)
Investing activities	—	(39)
Financing activities	31,832	42,094
Effect of foreign currency on cash	144	(5)
Net increase in cash	$1,821	$13,726
Operating Activities
For the nine months ended September 30, 2025, net cash (used in) operating activities was $(30.2) million, which consisted of a net loss of $31.9 million, changes in our assets and liabilities of $4.9 million, and non-cash charges of $6.6 million. The non-cash charges were related to $3.2 million of change in the fair value of warrant liabilities, $1.9 million of stock-based compensation, $0.7 million amortization of the ROU asset, $0.2 million depreciation and $0.6 million of non-cash interest expense.
For the nine months ended September 30, 2024, net cash (used in) operating activities was $(28.3) million, which consisted of a net loss of $37.9 million and changes in our assets and liabilities of $0.3 million and non-cash charges of $9.3 million. The non-cash charges were primarily related to $3.3 million of change in the fair value of warrant liabilities, $3.5 million loss on the issuance of the March 2024 Pre-Funded Warrants in the March 2024 Offering, $1.0 million of stock-based compensation, $0.6 million amortization of the ROU asset, $0.5 million related to issuance costs for the July 2024 Pre-Funded Warrants and July 2024 Common Warrants, $0.1 million of non-cash interest expense, and $0.2 million of depreciation.
Investing Activities
For the nine months ended September 30, 2025 and 2024, net cash provided by or used in investing activities was immaterial.
Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $31.8 million as a result of the issuance of $11.4 million of our common stock under our at-the-market offering program with JonesTrading Institutional Services LLC, as sales agent, $9.1 million from the January 2025 Offering, $9.9 million from the June 2025 Promissory Note Financing, $1.3 million from the exercise of common warrants and $0.1 million from the exercise of stock options.

For the nine months ended September 30, 2024, net cash provided by financing activities was $42.1 million, primarily as a result of the issuance of the convertible note for $19.7 million, $10.9 million from the Public Offering, $6.0 million from the issuance of the March 2024 Pre-Funded Warrants in the March 2024 Offering, and the issuance of $5.4 million of our common stock under our at-the-market offering program with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents.
Future Cash Needs and Funding Requirements
Based on our current operating plan, as of the filing date of this Quarterly Report on Form 10-Q, we believe our cash and cash equivalents will be sufficient to fund our planned operations through the second quarter of 2026. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2025 compared to those disclosed in the Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Strategy and Financial Officer, our principal accounting and financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Strategy and Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors, described in the sections titled “Risk Factors” in the Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. There have been no material changes in our risk factors from those described in the Form 10-K, other than as described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	November 13, 2025		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PREETAM SHAH
Date:	November 13, 2025		Preetam Shah Chief Strategy and Financial Officer (Principal Financial Officer and Principal Accounting Officer)