Form 10-K
period 2025-12-31
Elicio Therapeutics, Inc.
filed 2026-03-12
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital Market on such date, was approximately $81.8 million. Shares of common stock held by each executive officer and director and by each entity affiliated with an executive officer or director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the issuer’s common stock outstanding as of March 10, 2026, was 18,396,074.
DOCUMENTS INCORPORATED BY REFERENCE
If the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the registrant will file an amendment to this Annual Report (the “Form 10-K/A”) within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

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
•our ability to utilize our platform to develop a pipeline of product candidates to address unmet needs in oncology and other disease areas;
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
•our manufacturing, commercialization, marketing capabilities, strategy and associated timelines;
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
•the extent to which global economic and political developments, including the ongoing conflict between Ukraine and Russia, the conflicts in the Middle East, including the conflict between Israel and Palestine and the conflict between Israel and Iran, geopolitical tensions with China, and other geopolitical events, as well as the macroeconomic conditions, including tariffs, inflation, volatility in interest rates, potential for economic slowdown or recession and potential government shutdowns, will affect our business operations, clinical trials, or financial condition;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and are based on assumptions as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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
In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Company”, “Elicio”, “we,” “us”, and “our,” refer to Elicio Therapeutics, Inc. and our wholly-owned subsidiaries.
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

Part I
Item 1. Business
Overview
We are a clinical-stage biotechnology company advancing novel immunotherapies for the treatment of cancer, including mutant Kirsten rat sarcoma viral oncogene homolog (“mKRAS”) - positive pancreatic cancer, colorectal cancer (“CRC”), lung cancer and other mKRAS positive cancers. We intend to build on recent clinical successes in the personalized cancer immunotherapy space to develop effective, off-the-shelf immunotherapies. Our proprietary Amphiphile (“AMP”) technology aims to enhance the education, activation and amplification of cancer-specific T cells relative to conventional immunotherapy strategies, with the goal of promoting durable cancer immunosurveillance in patients. Recent advances have identified T cell responses as a key component of effective cancer immunotherapy and we believe our AMP technology can generate robust T cell responses in patients that can potentially translate to meaningful clinical benefit.
We believe the therapeutic utility of currently approved and development stage cancer immunotherapies is limited in many cases due to their inability to sufficiently localize to lymph nodes and adequately engage with the critical immune cells responsible for stimulating adaptive immunity. Our AMP technology is specifically intended to localize payloads to lymph nodes leading to the generation of a robust T cell response that we believe is critical to generate an anticancer immune response.
Our lead programs focus on our cancer immunotherapy product candidates, which target biologically validated driver tumor mutations using common and well-characterized neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delays due to manufacturing timelines and without the increased costs associated with personalized immunotherapy approaches.
Our clinical pipeline includes the lymph node targeted cancer immunotherapy ELI-002 7P, currently being evaluated in a Phase 2 study, designed to stimulate an immune response against mKRAS pancreatic ductal adenocarcinoma (“PDAC”), the most common form of pancreatic cancer. The ELI-002 7P formulation is designed to provide broad immune responses targeting seven Kirsten rat sarcoma viral oncogene homolog (“KRAS”) mutations that are observed in approximately 88% of PDAC patients and 25% of all solid tumors, thereby increasing the potential patient population for ELI-002 7P beyond PDAC alone. ELI-002 2P (2-peptide formulation) has been studied previously in the Phase 1 (AMPLIFY-201) trial in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy. ELI-002 2P and ELI-002 7P also have been studied in patients with mKRAS-positive CRC in Phase 1 studies. The AMPLIFY-201 Phase 1 data for PDAC and CRC was presented at the ESMO Immuno-Oncology Congress 2024 and published in Nature Medicine (Wainberg et al, 2025) and included a 16.3-month median recurrence-free survival and 28.9-month median overall survival for the full study population. In the future, we plan to expand ELI-002 7P to other indications including mKRAS positive lung cancer and other mKRAS positive cancers.
Our preclinical pipeline includes the lymph node targeted immunotherapies ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-(“BRAF”) driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53 (“TP53”)- expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Our Strategy
We are focused on mobilizing the immune response to treat cancer through the development and commercialization of lymph node targeted immunotherapies. Key elements of our strategy are to:
•Continue advancing ELI-002 7P in an ongoing randomized Phase 2 trial in PDAC. We are developing our first product candidate, ELI-002, for the treatment of patients with solid tumors expressing mKRAS. By targeting immunotherapy to the lymph nodes and generating a robust and differentiated T cell response, we believe ELI-002 could improve the long-term prognosis and quality of life for patients suffering from solid tumors. We are currently evaluating ELI-002 7P in AMPLIFY-7P, a randomized Phase 2 trial to evaluate the efficacy and safety in patients with PDAC. In December 2024, we announced that we completed enrollment in our AMPLIFY-7P trial. We will continue to follow patients for up to 36 months. In August 2025, we announced that following the Independent Data Monitoring Committee’s (“IDMC”) pre-specified interim review of unblinded safety and efficacy data in our Phase 2 AMPLIFY-7P study in mKRAS-driven PDAC, the IDMC recommended that the trial continue to the final event-driven disease-free survival (“DFS”) analysis without modifications. In addition, the IDMC confirmed the favorable safety profile of ELI-002 7P as of such date. We anticipate the final DFS analysis to occur in the first half of 2026, depending on the rate of event accrual. To determine how long patients live without their cancer returning, the study is comparing events (cancer detected on an imaging scan or death) in the AMPLIFY-7P versus observation groups once the pre-specified total number of events are observed.

•Expand ELI-002 7P clinical development for the treatment of other KRAS driven cancers. Our ongoing Phase 2 trial is in adjuvant stage PDAC, but our Phase 1 trials also included patients with CRC and the preliminary safety, immunogenicity and efficacy data were encouraging in both PDAC and CRC patients. In addition to CRC, our platform may be applicable to patients with lung cancer, bile duct and other gastrointestinal cancers driven by KRAS mutations, and there is also unmet need in neoadjuvant stage and metastatic pancreatic cancer. We are evaluating opportunities to advance ELI-002 in clinical trials for CRC and other indications including in collaboration with other organizations.
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
•Realize the full value of the AMP technology through collaborations. We have published several preclinical proof-of-concept applications where our AMP technology has demonstrated meaningful improvements when applied to prophylactic vaccines, CAR-T and TCR-T cell therapies, and therapies for auto-immune disease. We will look to establish collaborations to capitalize on the potential of the technology in these applications including additional pipeline adjuvants such as ELI-004 (Amph-CpG-7909).
Overview of Immune System and Cancer Immunotherapy
The immune system is a large network of organs, tissues, white blood cells, proteins and chemicals working together to protect and repair the body from infections, injuries and cellular changes associated with disease. One component of the immune system is the adaptive immune response which is responsible for mounting highly specific responses to substances deemed to be foreign. The adaptive immune response is carried out by white blood cells including B lymphocytes (“B cells”) and T lymphocytes (“T cells”). B cells are involved in the humoral immune response, differentiating into antibody-secreting plasma cells upon activation and recognition of a foreign-specific molecular structure known as an antigen. T cells participate primarily in the cell-mediated immune response and are capable of specific antigen-directed recognition and elimination of aberrant cells arising from pathogenic infection or genetic transformation. T cells can be further segregated into distinct cell types, with the primary types being CD8+ T cells, which are also referred to as cytotoxic lymphocytes (“CTLs”), and CD4+ “helper” T cells. CD8+ T cells specifically recognize and eliminate cells infected with viruses, other pathogens, or cancer-associated mutations. In contrast, CD4+ T cells, which can also exhibit cytotoxic activity, primarily participate in the immune response by directing the activity of other cells, in particular B cells and CD8+ T cells.
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
As cancer is the result of genetic transformation of normal cells resulting in uncontrolled growth, the immune system doesn’t always recognize cancer cells as foreign. In addition, cancer cells can adopt mechanisms to evade immune system recognition or defenses rendering the adaptive immune response ineffective. However, immune cells, referred to as tumor-infiltrating lymphocytes (“TILs”), are sometimes found in and around tumors and patients with TILs often have a better prognosis than patients without TILs - supporting the rationale for development of drugs such as checkpoint antibodies that target immune cells found in and around tumors rather than directly targeting cancer cells.
In the last 15 years, immunotherapy has become a therapeutic mainstay for treating certain cancers. Several approaches to cancer immunotherapy have been attempted, all with the goal of eliciting or enhancing an immune response to identify and attack tumor cells. We believe that cancer immunotherapies hold the potential to eliminate cancer cells as cancer cells often contain tumor-specific antigens, or neoantigens, not present in normal cells; cancer immunotherapies could facilitate the immune system recognition and response to these neoantigens. In addition, because an adaptive immune response includes a mechanism to create life-long T cells, cancer immunotherapies may prevent relapse of cancer long after initial treatment.
While general neoantigen-specific immune activity has been demonstrated by previous antigen-specific cancer immunotherapy efforts, reduction in tumor loads has not been frequently observed resulting in only two FDA-approved antigen-specific cancer immunotherapies. Researchers investigating this lack of historical antigen-specific cancer immunotherapy efficacy have suggested a key reason is the limited generation of tumor-specific T cells as well as impaired fitness of the elicited anti-tumor T cells. We believe our technology is differentiated from prior antigen-specific cancer immunotherapy approaches because it engages the lymph nodes and has been observed to produce higher levels of T cell response while engaging additional immunology mechanism.
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
AMP construction: A molecular conjugation approach for
delivery of immune therapeutics to lymph nodes
AMP molecules are multifunctional constructs with lipid tails linked to a therapeutic payload designed to accumulate in the lymph nodes through the body’s existing surveillance mechanisms. AMP molecules are designed to interact with endogenous albumin, an abundant protein that drains from the tissues through lymphatic capillaries and accumulates in lymph nodes where foreign substances are collected for risk-assessment by sentinel immune cells. AMP molecules use their lipid tails to target the lymph nodes by hitchhiking on endogenous albumin after subcutaneous injection resulting in precise delivery to immune cells responsible for coordinating protective immune responses. Albumin hitchhiking is a well-established method for targeting molecules to lymph nodes. Our AMP technology preferentially delivers immuno-modulatory cargo to lymph nodes - potentially enhancing the magnitude, functionality, and durability of the immune response. We believe this lymph node-targeting technology has the potential to be broadly applicable to address significant unmet medical needs.
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
Our most advanced clinical product candidate, ELI-002 7P, is a cancer immunotherapy that targets the tumor driver gene KRAS, which is mutated in more than 25% of all solid tumors. Our preclinical cancer immunotherapy candidates, ELI-007 and ELI-008, target two other key neoantigens TP53, the most commonly mutated cancer driver gene, and BRAF, a cancer driver gene found frequently in melanoma, thyroid, and colon cancers.
Utilizing robust adjuvants
In addition to utilizing well-known neoantigens, our product candidates incorporate robust adjuvants which utilize the AMP technology to promote localization to the lymph nodes and enhanced delivery to immune cells potentially resulting in higher, more robust immune responses with potentially fewer side effects. Adjuvants are any substance included in an immunotherapy intended to activate immune cells to elicit a stronger immune response. Our current product candidates utilize a modified form of the synthetic oligonucleotide adjuvant, soluble CpG 7909, intended to mimic bacterial DNA that has been extensively studied and incorporated into FDA-approved products.
In previous clinical studies conducted by third parties, CpG-containing oligonucleotides have been shown to be both well tolerated and to exert immune-stimulatory effects. Our AMP-modification is designed to concentrate and retain the CpG adjuvant in the lymphatic system potentially allowing more effective delivery to immune cells and/or reduced side effects.
The result of our approach is the development of cancer immunotherapies intended to target common tumor neoantigens found in a significant portion of patients with cancer. Our AMP immunotherapies are manufactured through traditional pharmaceutical methods resulting in an “off-the-shelf” drug product.
Our Product Candidates
ELI-002: AMP Immunotherapy for mKRAS-driven Cancers
ELI-002 is a multivalent lymph node–targeted AMP peptide immunotherapy being developed to target seven KRAS driver mutations that are present in 25% of all solid tumor cancers including 88% of PDAC, 36% of CRC, and 25% of non-small cell lung cancer (“NSCLC”). Other cancers with significant proportions of KRAS mutations include bile duct and ovarian cancers. The KRAS protein relays signals from outside of the cell membrane to the cell nucleus influencing expression of downstream genes involved in the regulation of cell growth, cell differentiation, and cell death (also referred to as apoptosis). Mutations to the KRAS gene result in expression of overactive KRAS protein, driving aberrant signaling and unregulated cell growth, which are hallmarks of cancer.
Targeting mKRAS using immunotherapy presents several potential advantages. KRAS mutations are categorized as truncal mutations serving as a genetic driver of malignant changes where each tumor cell must maintain the expression of the mKRAS protein to remain viable. Such uniform expression across every transformed cell in a particular tumor holds the promise that immunological approaches may enable complete tumor eradication. mKRAS proteins are neoantigens, found exclusively in tumor cells, potentially limiting immunotherapy activity to the targeted tumor cells limiting side effects. ELI-002 is chemically synthesized with traditional manufacturing methods that allow the drug product to be readily available as an “off-

the-shelf” treatment providing potential cost and time-to-treatment advantages compared to personalized vaccine or cell-therapy treatments.
 AMPLIFY-201: Our First-in-human Phase 1 trial (NCT04853017)
In October 2021, we initiated dosing of the 2-peptide version of ELI-002 (“ELI-002 2P”), covering KRAS G12D and G12R mutations, in a Phase 1 dose escalation study intended to evaluate safety and tolerability, as well as provide immunologic and anti-tumor proof of concept in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy. In April 2023, we completed enrollment of 25 patients with PDAC or CRC. In August 2024, we ended the disease-free survival follow-up for this study. Results published in Nature Medicine in January 2024 from a September 6, 2023 data cutoff, and long term follow up results presented at the ESMO Immuno-Oncology meeting in December 2024 from a September 24, 2024 data cutoff and published in Nature Medicine in August 2025 demonstrated (results from both timepoints presented below unless otherwise indicated):
•ELI-002 2P was generally well-tolerated with no dose limiting toxicities or serious adverse events
•Selection of a recommended Phase 2 dose of 10.0 mg Amph-CpG-7909
•84% of patients generated mKRAS-specific T cell responses with a 58x average fold-change compared to baseline (September 6, 2023 data cutoff)
•59% of patient responses included both CD4+ and CD8+ T cells (September 6, 2023 data cutoff)
•84% of patients had a decline in their tumor biomarker from baseline (September 6, 2023 data cutoff)
•100% of the above-median T cell response group (12.75X) achieved tumor biomarker responses to ELI-002; in the below-median group 67% (8/12) responded to ELI-002 (September 6, 2023 data cutoff)
•At a median follow-up of 19.7 months (September 24, 2024 data cutoff)
◦The median relapse-free survival was 16.3 months for the full 25 patient cohort; the median relapse-free survival for the 20 PDAC subgroup was 15.31 months (September 24, 2024 data cutoff)
◦The median RFS was not reached for the above median T cell responders compared to 4.01 months among the below median T cell responders (HR 0.12, 95% CI 0.022-0.615, P=0.0002); 10 of the 17 of the above median T cell group were free from relapse or death; 88% reduction in risk of progression or death in the above median T cell responders to ELI-002 (September 24, 2024 data cutoff)
◦The median overall survival was 28.9 months for the full 25 patient cohort; the median overall survival for the 20 PDAC subgroup was also 28.9 months (September 24, 2024 data cutoff)
◦The median OS was not reached for the above median T cell responders compared to 15.98 months among the below median T cell responders (HR 0.23, 95% CI 0.063-0.854, P=0.00099): 10 of the 13 of the above median T cell group were free from relapse or death; 77% reduction in risk of death in the above median T cell responders to ELI-002 (September 24, 2024 data cutoff)
In August 2025, we announced the publication of ELI-002 updated AMPLIFY-201 Phase 1 follow-up data in Nature Medicine for minimal residual disease (“MRD”) positive, adjuvant-stage patients. The extended median follow-up of 19.7 months showed median overall survival (“OS”) increased from 16.33 to 28.94 months. In addition, the data demonstrated 77% reduction in the risk of death and 88% reduction in the risk of relapse, associated with T cell responses above the threshold for anti-tumor efficacy.
In addition to ELI-002 2P, we evaluated a 7-peptide version of ELI-002 (“ELI-002 7P”), covering seven of the most common KRAS mutations (G12D, G12R, G12V, G12C, G12A, G12S, and G13D), thereby increasing the eligible patient population for ELI-002 and potentially reducing the chance of tumor bypass resistance mechanisms.
AMPLIFY-7P Phase 1/2 clinical trial (NCT05726864)
This trial is to assess the safety and efficacy of ELI-002 7P as adjuvant monotherapy treatment in patients with solid tumors carrying mKRAS. In April 2023, we initiated dosing of the Phase 1A portion of the trial enrolling 14 patients through October 2023 who were evaluated for safety and efficacy of two ELI-002 AMP-peptide total dose levels (1.4mg and 4.9mg) in combination with the 10.0 mg Phase 2 dose of Amph-CpG-7909. In September 2023, the IDMC reviewed the available Phase 1A data and determined enrollment for the Phase 2 portion of the study could be opened. Preliminary results from the Phase 1A trial were presented at the SITC Annual Meeting in November 2024 from a September 24, 2024 data cutoff, which demonstrated:
•ELI-002 7P administered as a monotherapy was well tolerated and generated a ~100x mKRAS-specific expanded T cell response relative to baseline levels at the 4.9 mg Phase 2 dose level

•ELI-002 7P generated a mKRAS-specific T cell response in 100% of patients including responses targeting all mKRAS mutations enrolled (G12D, V, R and G13D) at the 4.9 mg Phase 2 dose level
•mKRAS-specific T cells were polyfunctional with 85.7% (6/7) of evaluable patients having both CD8+ and CD4+ responses at the 4.9 mg Phase 2 dose level
•Tumor biomarker reductions were observed in 71% (5/7) of evaluable patients at the 4.9 mg Phase 2 dose level
•ELI-002 7P was shown to induce antigen-spreading with increased T cell responses targeting non-immunizing, personalized tumor neoantigens in 100% (6/6) of evaluable patients at the 4.9 mg Phase 2 dose level
•Recommend Phase 2 dose was selected as 4.9 mg of AMP-peptides and 10.0 mg Amph-CpG-7909 adjuvant
In January 2024, we announced the first patient had been dosed in the randomized Phase 2 portion of the AMPLIFY-7P trial of ELI-002 7P as an adjuvant monotherapy treatment for patients with KRAS-mutated PDAC. The Phase 2 portion of the trial utilized DFS as the primary endpoint. Patients were randomized in a 2:1 ratio to receive ELI-002 7P (10.0 mg AMP-CpG and 4.9 mg AMP-peptides 7P) or the current standard of care (observation), respectively. Crossover was permitted for patients randomized to the observation arm upon confirmed radiographic relapse via iRECIST. In December 2024, we announced completed enrollment and will continue to follow patients for up to 36 months.
In August 2025, we announced that following the IDMC pre-specified interim review of unblinded safety and efficacy data in our Phase 2 AMPLIFY-7P study in mKRAS-driven PDAC, the IDMC recommended that the trial continue to the final analysis without modifications. In addition, the IDMC confirmed the favorable safety profile of ELI-002 7P as of that date. To determine how long patients live without their cancer returning, the study will compare events (cancer detected on an imaging scan or death) in the AMPLIFY-7P versus observation groups once the pre-specified total number of events are observed.
In September 2025, we announced ELI-002 7P achieved robust mKRAS-specific T cell responses in 99% of evaluable patients in the ongoing Phase 2 AMPLIFY-7P trial. Specifically, robust mKRAS-specific T cell responses were observed with an average of 145.3x increase over baseline (median 44.3x; range 2.13-1310x), consistent with prior ELI-002 Phase 1 trial results. In addition, T cell responses included both mKRAS-specific CD4+ and CD8+ T cells in 85% of patients.
Phase 2 Amplify-7P Immunogenicity Data

	ELI-002 7P (1.4mg & 4.9mg)	ELI-002 7P (4.9 mg)
	Phase 1 (n=12)	Phase 2 (N=90)
Patients	MRD+ only	MRD+ & MRD-
mKRAS T Cell Response
T cell Response Rate (%, n)	100% (12/12)	99% (89/90)
Average Fold Changeª	71.1x	145.3x
Median Fold Changeª (range)	18.5x	44.3x
	(4.2x to 351x)	(2.13x to 1310x)
Threshold Above Which Clinical Activity was Correlated	9.5xc	TBD
(% of Patients Above Threshold)	(75% above 9.5x)	(80% above 9.5xc)
Including CD4 + CD8 T cells[b]	75.0%	85.0%
Including Response to 7 mKRAS Antigensª	50.0%	67.4%
Including Response to Patient Tumor Antigenª	83.3%	87.6%
Overall Antigen Response Rate[d]	66.7% (56/84)	85.7% (540/630)
ELI-002 2P: Data cutoff 24-Sept-24; ELI-002 7P Phase 1: Data cutoff 24-Sept-24; ELI-002 7P Phase 2: 22-Aug-25 a Responses shown are best overall responses vs baseline for assessable patients at any timepoint during the assessment period, measured among T cell Responders; TBD = To be Determined; MRD = Minimal Residual Disease
b Measured among evaluable patients with samples assessable by Ex Vivo Intracellular Cytokine Staining assay

c McNeil L.K., et al. 1473 AMPLIFY-7P phase 1a: lymph node-targeted amphiphile therapeutic cancer vaccine in patients with high relapse risk KRAS mutated pancreatic ductal adenocarcinoma and colorectal cancer. Journal for ImmunoTherapy of Cancer. 2024;12. https://doi.org/10.1136/jitc-2024-SITC2024.1473
d Overall Antigen Response Rate calculated as the percentage of positive mKRAS-specific T cell responses among all evaluated patients against all vaccine antigens
In October 2025, we announced robust T cell responses across diverse HLA backgrounds in the ongoing Phase 2 AMPLIFY-7P trial. Specifically, ELI-002 7P demonstrated robust mKRAS-specific T cell responses across a broad range of HLA types, highlighting its potential for use among a diverse patient population. Patients treated with ELI-002 7P presented a diverse HLA repertoire including 1,132 unique types identified among 1,398 total HLA backgrounds in assessed patients. Induction of mKRAS-specific T cell responses suggest that ELI-002 7P may address a broad patient population with high unmet need for PDAC.
Diverse HLA Representation Present in ELI-002 7P Treated Patients in AMPLIFY-7P Phase 2

		Number of Unique HLA Types
HLA Class I	HLA-A	116
	HLA-B	158
	HLA-C	118
HLA-Class II	HLA-DR	292
	HLA-DP	180
	HLA-DQ	268
Total Unique HLA Types		1132
Total HLA Types		1398
In November 2025, we presented additional data on T cell responses and HLA backgrounds from the ongoing Phase 2 AMPLIFY-7P trial at Society for Immunotherapy of Cancer (“SITC”) 2025 Annual Meeting.
In November 2025, we announced that in the ongoing Phase 2 AMPLIFY-7P study evaluating ELI-002 7P in patients with PDAC, fewer disease progressions and deaths than projected were observed as of November 6, 2025. Based on the protocol specified 2:1 randomization, with twice as many patients in the ELI-002 7P treatment arm compared to the observation arm, Elicio believes the lower-than-projected number of disease progressions and deaths may reflect a favorable impact on DFS. The event-driven primary DFS analysis is anticipated to occur in the first half of 2026, depending on event accrual.
In December 2025, we announced antigen spreading data to patient-specific neoantigens beyond mKRAS from our ongoing Phase 2 AMPLIFY-7P trial. A subset of Phase 2 patients were evaluated to assess the ability of ELI-002 7P to broaden immune responses to personalized tumor neoantigens not present in the targeted immunotherapy. Antigen spreading (also known as epitope spreading) refers to the expansion of the immune response from the initial target antigen(s) to new secondary tumor-specific antigens. This process can occur during treatment with immunotherapy as tumor cells are killed, releasing tumor antigens which can subsequently be targeted by the immune response. The broader multi-targeted immunity which results from antigen spreading may limit the potential for tumors to evade immune responses, leading to more durable responses. 87% (13/15) of evaluated patients demonstrated induction of T cell responses to tumor neoantigens beyond mKRAS following ELI-002 7P therapy. The induction of non-mKRAS antigen-specific T cell responses supports the potential for ELI-002 7P to generate a broader, more adaptable, and personalized anti-tumor response.
Phase 2 AMPLIFY-7P Antigen Spreading Data

	ELI-002 2P	ELI-002 7P (1.4 & 4.9 mg)	ELI-002 7P (4.9 mg)
	Phase 1 (n=25)	Phase 1 (n=12)	Phase 2 (n=90)
Patients	MRD+ only	MRD+ only	MRD- & MRD+
mKRAS T cell Response
T cell response rate (%, n)	84% (21/25)	100% (7/7)	99% (89/90)
Antigen spreading T cell Response

Patients tested for antigen spreading (n)	9	10	15
Median number of non-mKRAS antigens tested per patient (range)	8 (6 to 10)	6 (1 to 10)	10 (5 to 12)
T cell response rate (%, n)	67% (6/9)	70% (7/10)	87% (13/15)
Median fold change over baseline	3.4x	2.7x	10.6x
Responses to both CD4 + CD8 T cells	33.30%	50%	90%
Phase 1 ELI-002 7P in combination with chemotherapy and a checkpoint inhibitor (“CPI”) in the neoadjuvant setting
In September 2025, we announced an Investigator-Initiated Phase 1 Trial (“IIT”) to be conducted by Memorial Sloan Kettering Cancer Center and funded by The Lustgarten Foundation for Neoadjuvant ELI-002 7P in PDAC. The multi-center IIT will evaluate mFOLFIRINOX in combination with ELI-002 7P, with or without anti–PD-1 antibody. The study is designed to enroll 20 patients across two cohorts (10 per arm). Due to low immune infiltration, PDAC is often refractory to standard immunotherapy. ELI-002 7P has shown to generate robust T-cell responses in our prior Phase 1 trials and our ongoing Phase 2 trial. ELI-002 7P may be able to change "cold" PDAC tumors into "hot" tumors, making them susceptible to checkpoint inhibitors. The trial intends to examine the combination of mFOLFIRINOX and ELI-002 7P (with/without anti-PD-1) to measure safety, efficacy, and immune response mechanism. The trial is expected to commence in the first half of 2026.
ELI-007: AMP Immunotherapy for mutant BRAF-driven Cancers
ELI-007 is a multivalent lymph node–targeted AMP peptide immunotherapy developed to target 95% of the BRAF gene mutations found in solid tumors. The BRAF gene is part of an intracellular signaling pathway that drives cell growth and division. BRAF mutations can lead to uncontrolled cell growth and are present in multiple types of cancer, including 40% in melanoma, 9% in CRC, and 2% in lung cancer. High levels of BRAF protein expression in these tumors suggest susceptibility to T cells targeting the mutated protein. We received funding for the initial development of ELI-007 through three grants from the Gastro-Intestinal (“GI”) Research Foundation.
At the November 2023 SITC annual meeting, we presented preclinical data demonstrating ELI-007’s generation of robust mutant BRAF-specific polyfunctional T cell responses in a murine model. We are currently evaluating opportunities to advance ELI-007 through partnerships, collaborations or additional grants.
ELI-008: AMP Immunotherapy for mutant TP53-expressing Cancers
ELI-008 is a multivalent lymph node–targeted AMP peptide immunotherapy developed to target TP53 hotspot mutations. TP53 is a tumor-suppressing protein that controls DNA replication processes where mutated TP53 protein contributes to uncontrolled cell growth and tumor progression. We designed ELI-008 to target ~30% of the TP53 hotspot mutations found in solid tumor cancers including melanoma, CRC, and NSCLC. We received funding for the initial development of ELI-008 through three grants from the GI Research Foundation.
At the November 2023 SITC annual meeting, we presented preclinical data demonstrating ELI-008’s generation of robust mutant TP53-specific polyfunctional T cell responses in a murine model. We are currently evaluating opportunities to advance ELI-008 through partnerships, collaborations or additional grants.
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
CAR T Cell Targeting Preclinical Data

Our AMP platform has the potential to be utilized as a mechanism to expand and functionally enhance CAR-T cells in vivo targeting blood and solid tumors. Preclinical results demonstrating this strategy were published in Science in 2019, Cell in 2023, and Nature Biomedical Engineering in 2025, highlighting the potential for AMP-conjugated CAR-binding ligands to expand and enhance the functional qualities of CAR-T cells in vivo, resulting in improved anti-tumor activity. AMP immunotherapies were found to specifically enhance aspects of CAR-T cell metabolism, polyfunctionality, and solid tumor infiltration, contributing to eradication of model tumors refractory to CAR-T monotherapy. Further, combination of CAR-T with AMP immunotherapy elicited antigen spreading T cell responses promoting improved activity against tumors with heterogenous expression of the CAR-targeted tumor antigen. This strategy has further been applied to develop AMP-ligands for combination with commercial FMC63-based anti-CD19 CAR-T products. We are currently evaluating opportunities to advance our AMP immunotherapy application to CAR-T cell therapy for oncology and other indications, through partnerships or collaborations.
AMP-ImmunoModulator (“AIM”) Preclinical Data
In November 2025, data from preclinical studies was presented at the SITC Annual Meeting which demonstrates that intratumoral AIM administration of Amph-CpG-7909 controls tumor growth and eradicates syngeneic solid tumors with subsequent durable protection against tumor rechallenge. AIM Therapy is designed to be an off-the-shelf therapy with the potential to treat various tumors in an antigen-agnostic manner. In the presented preclinical studies, tumor growth inhibition was critically dependent on CD8+ T cell responses and complete tumor eradication was further dependent on the development of systemic immunity induced in the lymph nodes. We are currently evaluating opportunities to advance our AIM Therapy application through partnerships or collaborations.
Licensing, Collaboration and Partnership Agreements
MIT License Agreement
On January 27, 2016, we entered into an Exclusive Patent License Agreement with Massachusetts Institute of Technology (“MIT”), which has been amended from time to time (the “MIT License Agreement”). Pursuant to the MIT License Agreement, we were granted an exclusive, worldwide license, with the right to sublicense, under certain patents and patent applications owned by MIT related to the AMP technology (the “MIT patent rights”) for the treatment of diseases, disorders and/or conditions in humans and animals and for diagnostic applications for human and veterinary use. The MIT patent rights cover vaccine product candidates in our current lead programs that are being developed for the treatment of certain mutant KRAS-driven cancers, mutant b-raf murine sarcoma viral oncogene homolog B1 (“BRAF”)-driven cancers, and mutated tumor protein p53 (“TP53”)-expressing cancers, and vaccine product candidates targeting certain other proteins that are drivers of disease, as well as programs using CpG as an adjuvant for immune activation in conjunction with an immunostimulatory agent.
The MIT License Agreement established annual license payment obligations and intellectual property cost reimbursement obligations for which we are responsible, specific product categories (including immunotherapeutic products and adjuvant products) for which we are required to invest specified minimum amounts of research funding and the timing of such investment, specified development and commercialization milestone obligations, and payments due with respect to the achievement of these milestones. On October 21, 2016, the MIT License Agreement was amended to update language around patent rights and MIT procedures. On February 22, 2018, the MIT License Agreement was amended to extend certain diligence dates. On each of January 31, 2019, June 23, 2020 and January 7, 2021, the MIT License Agreement was amended to add certain patent applications owned by MIT and include an additional fee, updates to patent application fees and to annual license maintenance fees. The amendments on June 23, 2020 and January 7, 2021 also adjusted milestones and diligence requirements under the MIT License Agreement.
Under the terms of the MIT License Agreement, we are obligated to use commercially reasonable diligent efforts to develop products covered by the MIT patent rights, to introduce such products into the commercial market, and thereafter to make such products reasonably available to the public. In addition, we are obligated to achieve specified development and commercial launch objectives in accordance with a specified timeline as well as to expend specified resources in the development and commercialization of immunotherapeutic products and adjuvant products.
We are obligated to pay an annual license maintenance fee, which can be credited against royalties paid to MIT during the same calendar year. Such annual license maintenance fee is subject to increase in the event of a “change in ownership” as defined in the MIT License Agreement. We are also obligated to make milestone payments upon the occurrence of specific development and commercialization achievements during the term of the MIT License Agreement, including those relating to the making of certain regulatory filings, the initiation of certain clinical trials and the achievement of certain sales thresholds. The achievement of each milestone triggers the payment of a set dollar amount to MIT by us. These milestone payments could, in the aggregate, reach a maximum of approximately $26.2 million if all milestone events are achieved for all product categories.
We are also obligated to make royalty payments based on net sales by us, our affiliates, and our sublicensees equal to (i) a fractional to low single digit percentage of net sales of products that are covered by the MIT patent rights and (ii) a fractional percentage of net sales of products that could not have been identified, selected, or determined to have biological activity but for the use or modification of products that are covered by the MIT patent rights. These royalty rates are subject to an upward adjustment if we or a sublicensee commence an action against MIT to declare or render invalid or unenforceable any of the licensed patent rights; and the amount of royalties payable to MIT are subject to a downward adjustment if we are required to secure certain patent licenses from third parties to avoid infringement by the practice of the licensed patent rights. These royalties are payable (1) until the expiration of the last to expire of the MIT patent rights with respect to products that are covered by the MIT patent rights and (2) for 12 years following the first commercial sale of products that could not have been identified, selected, or determined to have biological activity but for the use or modification of products that are covered by the MIT patent rights.
We are also obligated to pay a percentage of any revenue that we, our affiliates, or our sublicensees receive for the provision of services using products covered by the MIT patent rights or services that utilize a process that are covered by the MIT patent rights (a “licensed process”). We are also obligated to pay a percentage of any payments we or our affiliates receive from sublicenses, with certain exceptions. We are also required to share a portion of any funds we or a sublicensee receives in respect of the sale of a regulatory voucher if one is granted by any regulatory authority based upon the regulatory approval of a product or process subject to the MIT License Agreement for the treatment of a neglected disease.
MIT controls the prosecution and maintenance of the MIT patent rights, and we are required to pay all costs and fees associated with patent prosecution and maintenance of the MIT patent rights.
The term of the MIT License Agreement will continue in effect until the expiration or abandonment of all issued patents and filed patent applications within the MIT patent rights, unless earlier terminated. MIT may terminate the MIT License Agreement upon our uncured material breach of the MIT License Agreement or upon the occurrence of certain events, including if we or a sublicensee commence an action against MIT to declare or render invalid or unenforceable any of the licensed patent rights, or if we cease to carry on our business related to the MIT License Agreement. We may terminate the MIT License Agreement without cause upon six months’ prior written notice to MIT and upon payment of all amounts due MIT through the date such termination takes effect.
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
We have sought patent protection in the United States and internationally related to the AMP platform technology as well as the mKRAS, universal adjuvant, mutant serine/threonine-protein kinase BRAF, and mutant TP53 programs. We have issued patents in Australia, China, Europe, Hong Kong, Israel, Japan, Malaysia, Macau, Mexico, New Zealand, Nigeria, Russia, Saudi Arabia, Singapore, South Korea, Ukraine, and the United States covering clinical product candidates but the patent portfolio owned by us currently largely comprises pending applications. Such applications may not result in issued patents and, even if patents do issue, such patents may not be in a form or scope that will provide us with meaningful protection for our product candidates. We also rely on trade secrets that may be important to the development of our business. Trade secrets are difficult to protect and provide us with only limited protection, as trade secrets do not protect against independent development of a technology by third parties.
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
The terms of individual patents depend upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier to expire patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for extension, which permits patent term restoration to account for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the subject drug candidate is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions to extend the term of a patent that covers an approved drug are available in Europe and other foreign jurisdictions. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any issued patent we may obtain in any jurisdiction where such patent term extensions are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment that such extensions should be granted, and if granted, the length of such extensions.
In some instances, we have submitted and expect to submit patent applications directly to the USPTO as provisional patent applications. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application’s filing date. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such non-provisional patent applications will result in the issuance of patents that provide us with any competitive advantage.
We file U.S. non-provisional applications and Patent Cooperation Treaty (“PCT”) applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. A PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the PCT member states through national-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Office. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.
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
We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including, at least, the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of the patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our technology platform. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.
In addition to patent protection, we also rely on trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, contract research organizations, contract manufacturing organizations, sponsored researchers, advisors, and other third parties to execute confidentiality agreements no later than the commencement of employment, consulting, or service relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.

The patent positions of biotechnology companies are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. Third-party patents could require us to alter our development or commercial strategies, or our products or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in derivation proceedings in the USPTO to determine priority of invention. For more information, see “Risk Factors—Risks Related to Our Intellectual Property.”
When available to expand market exclusivity, our strategy is to obtain, or license additional intellectual property related to current or contemplated development platforms, core elements of technology and/or product candidates.
Company-owned Intellectual Property
We own the following patent families and applications:
We have two issued U.S. patents and pending U.S. and Canadian patent applications titled “ALK polypeptides and methods of use thereof”, which are related to our products in development for tumor indications where rearranged ALK is a driver of disease.
We also have a patent family titled “Compounds including a mutant KRAS sequence and a lipid and uses thereof” with granted patents in Australia, China, Hong Kong, Israel, Japan, Macau, Mexico, Malaysia, New Zealand, Russia, Saudi Arabia, Singapore, South Korea, and the United States and pending applications in the United States, the United Arab Emirates, Brazil, Canada, China, Europe, Hong Kong, India, Japan, South Korea, Mexico, Nigeria, Thailand, Ukraine, and South Africa. This patent family relates to our products in development for tumor indications where mutant KRAS is a driver of disease.
We also have a patent family titled “CpG amphiphiles and uses thereof” with granted patents in Australia, Europe, Israel, Malaysia, Mexico, New Zealand, Nigeria, Russia, Saudi Arabia, Singapore, Ukraine, and the United States and pending applications in the United States, the United Arab Emirates, Brazil, Canada, China, Hong Kong, India, Japan, South Korea, Thailand, and South Africa. This patent family relates to our products in development for tumor indications where expression of human papillomavirus protein(s) is a driver of disease.
We also have a patent family titled “Compositions and methods for inducing an immune response against coronavirus” with pending applications in the United States, Europe, South Korea, and Mexico. This patent family relates to the use of our AMP technology, including products in development, in methods of inducing an immune response against coronavirus.
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
We also have a patent family titled “Compositions containing polynucleotide and polypeptide amphiphiles and methods of use thereof” with pending applications in the United States, Australia, Canada, China, Europe, Japan, South Korea, and New Zealand. This patent family relates to aspects of our AMP technology platform.
We also have a patent family titled “Compositions containing mutant P53 peptide amphiphiles and methods of use thereof” with pending applications in the United States, Australia, Brazil, Canada, China, Europe, Japan, South Korea, Mexico, New Zealand, and Russia. This patent family relates to aspects of our AMP technology platform.
We also have a pending U.S. provisional application titled “Combination therapies for treating mutant KRAS expressing cancers.” This application relates to treatments using ELI-002.
We have sole ownership of the above patents and patent applications. For these patents and for any patents granted on the pending applications, we anticipate that patent expiration would occur between 2037 and 2046 without taking into consideration patent term adjustments or extensions.
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
We also have a patent family titled “Compositions containing BRAF peptide amphiphiles and methods of use thereof” with pending applications in the United States, Australia, Brazil, Canada, China, Europe, Japan, South Korea, Mexico, New Zealand, and Russia. This patent family relates to aspects of our AMP technology platform. This patent family is co-owned with Cornell University. If we are granted patents on pending applications in this patent family, it is anticipated that patent expiration would occur in 2044 without taking into consideration patent term adjustments or extensions.

Licensed Intellectual Property
We have an exclusive license from MIT for six patent families related to aspects of our AMP technology platform:
•“Immunostimulatory compositions and methods of use thereof”, which contains four patents granted in the United States, patents granted in Europe, Hong Kong, and Japan, as well as pending applications in the United States, Europe, Hong Kong, and Japan. This patent family relates to aspects of our AMP platform technology;
•“Albumin binding peptide conjugates and methods thereof,” which contains two patents granted in the United States, as well as pending applications in China, Hong Kong, Japan, and Europe. This patent family relates to certain additional aspects of our AMP platform technology;
•“Chimeric antigen receptor-targeting ligands and uses thereof” with a patent granted in the United States as well as a pending application in the United States. This patent family relates to further aspects of our AMP platform technology;
•“Compositions for chimeric antigen receptor T cell therapy and uses thereof” which contains patents granted in Australia, Japan, Mexico, and Russia, as well as pending applications in the United States, Canada, China, Europe, Hong Kong, Japan, South Korea, Mexico, and New Zealand. This patent family relates to the use of our AMP platform technology in connection with CAR T therapy;
•“Uses of amphiphiles in immune cell therapy and compositions therefor” which contains a patent granted in the United States as well as pending applications in Europe, Hong Kong, and Japan. This patent family relates to use of our AMP platform technology in connection with immune cell therapy; and
•“Methods for identifying chimeric antigen receptor-targeting ligands and uses thereof” with a pending application in the United States. This patent family relates to methods of identifying further ligands for use in our AMP platform technology.
For these patents and for any patents granted on the pending applications, we anticipate patent expiration to occur between 2033 and 2041, without taking into consideration patent term adjustments or extensions.
We also have an exclusive license from Dr. Roberto Chiarle for a patent family titled “Anaplastic lymphoma kinase (ALK) as oncoantigen for lymphoma vaccination,” which contains two granted U.S. patents. This patent family relates to ALK antigen sequences that may be used in connection with our AMP platform technology. We anticipate patent expiration to occur in 2028 and 2031 without taking into consideration patent term extension.
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
In addition to the current standard of care treatments for patients, numerous commercial and academic preclinical studies and clinical trials are being undertaken by many parties to assess novel technologies and product candidates in the field of immunotherapy. In the treatment of mKRAS associated cancers there are two approved therapies for NSCLC, Amgen Inc.’s

(“Amgen”) LUMAKRAS and Mirati Therapeutics, Inc.’s, a wholly owned subsidiary of Bristol Myers Squibb Co. (“Mirati”), KRAZATI, both of which are for a single KRAS mutation. Other companies who are developing clinical stage personalized cancer immunotherapy, vaccine therapies or mKRAS-targeted therapies include AstraZeneca Plc (“AstraZeneca”), BioNTech SE (“BioNTech”), BridgeBio Oncology Therapeutics (“BridgeBio”), Boehringer Ingelheim (“Boehringer”), Bristol Myers Squibb Co. (“Bristol Myers”), Circio Holding ASA (“Circio”), D3 Bio, Inc. (“D3 Bio”), Eli Lilly & Co., Inc. (“Eli Lilly”), Erasca, Inc. (“Erasca”), Geneos Therapeutics, Inc. (“Geneos”), Gilead Sciences, Inc. (“Gilead”), Incyte Corporation (“Incyte”), Jacobio Pharma (“Jacobio”), Jiangsu Hengrui Pharmaceuticals Co., Ltd. (“Jiangsu”), Merck & Co. (“Merck”), Moderna, Inc. (“Moderna”), Roche Holding Ltd. (”Roche”)/Genentech, Inc. (“Genentech”), Revolution Medicines, Inc. (“Revolution Medicines”), and Verastem, Inc. (“Verastem”), among others.
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
FDA Regulation
In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Services Act (“PHSA”), and their implementing regulations. The FDA further has issued a growing body of guidance documents, which, while not binding, provide the agency’s current interpretation of its statutes and regulations. Failure to comply with the applicable U.S. requirements may subject an applicant to administrative or judicial sanctions, such as FDA refusal to approve pending biologics license applications (“BLAs”) or the FDA’s issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution brought by the FDA and the U.S. Department of Justice (“DOJ”) or other governmental entities.
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
•approval by an institutional review board (“IRB”) for each clinical site before each site can be activated for trial participation;
•performance of adequate and well-controlled human clinical trials to establish the product candidate’s safety, purity, potency, and efficacy for its intended use, performed in accordance with good clinical practice (“GCP”) as well as IND regulations and other clinical-trial related regulations;
•development of manufacturing processes and controls to ensure the product candidate’s identity, strength, quality, purity, and potency in compliance with current good manufacturing practice (“cGMP”) regulations;

•submission to the FDA of a BLA;
•satisfactory completion of an FDA pre-license (or pre-approval) inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the product’s continued identity, strength, quality and purity for a drug and safety, purity and potency for a biologic;
•review of the product by an FDA advisory committee where appropriate or applicable, as determined by the FDA in its sole discretion; and
•FDA review and approval of the BLA to permit commercial marketing for particular indications for use.
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
Clinical Trials
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with federal regulations and GCP requirements, which include the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial, as well as review and approval of the trial by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A statistical analysis plan will be prepared for analysis of the data collected. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. In addition, an IRB for each site participating in the clinical trial must review and approve the protocol (initial and amendments) for any clinical trial, informed consent forms, and communications and documents provided to trial subjects before a trial commences and for the duration of the trial at that site. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. Status reports summarizing the progress of the clinical trials must be submitted at least annually to the FDA and more frequently if suspected unexpected serious adverse reactions occur, findings from other studies suggest a significant risk to humans exposed to the investigational product, findings from animal or in vitro testing suggest a significant risk for human subjects, or other significant safety information is found.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions on various grounds, including if the agency believes that the clinical trial either is not being conducted in accordance with regulatory requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require performance of the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities. Some clinical trials also include oversight by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee (“DMC”) which provides authorization for whether a trial may move forward at designated check points based on review of certain data from the trial, to which the DMC has access, and may recommend halting the trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.
Sponsors of clinical trials of certain FDA-regulated products generally must register and disclose certain clinical trial information to a public registry maintained by the National Institutes of Health (“NIH”). In particular, information related to the investigational product, patient population, phase of investigation, trial site locations and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results may be delayed in some cases for up to two years after the date of completion of the primary endpoint of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. Department of Health and Human Services’ Final Rule and NIH’s complementary policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.
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
•Phase 3—Clinical trials are undertaken with larger subject populations, generally at geographically dispersed clinical trial sites, to generate sufficient data to provide statistically significant evidence of clinical efficacy and safety of the product candidate, to establish the overall risk-benefit profile of the product candidate, and to provide adequate information for the labeling of the product candidate. Typically, two adequate, well-controlled trials are required by the FDA for biological product approval. Under some limited circumstances, however, the FDA may approve a BLA based upon a single clinical trial plus confirmatory evidence from a post-market trial or, alternatively, a single large, robust, well-controlled multicenter trial without confirmatory evidence.
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
Marketing Application Submission, Review by the FDA, and Marketing Approval
Assuming successful completion of the required clinical and preclinical testing in accordance with all applicable regulatory requirements, the results of product development, including chemistry, manufacture, and controls information, non-clinical studies, and clinical trial results, including negative or ambiguous results as well as positive findings, are all submitted to the FDA, along with the proposed commercial product labeling, as part of a BLA requesting approval to market the product for one or more indications. A BLA must contain sufficient evidence of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
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
The FDA reviews a BLA to determine, among other things, whether a product candidate meets the agency’s approval standards, such as whether the application includes sufficient evidence that the product candidate is safe and effective for the proposed indications, and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. As part of its review, the FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a pre-license (or pre-approval) inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application the FDA may inspect one or more clinical trial sites to assure compliance with applicable IND trial requirements and GCP. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.
After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (“CRL”). A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form, and it describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application and may require additional clinical or non-clinical testing for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional Phase 3 clinical trials. In September 2025, the FDA began publishing CRLs soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. If a CRL is issued, the applicant may either: resubmit the marketing application, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA’s goal is to review 90% of application resubmissions in either two or six months of the resubmission date, depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
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
Biosimilars and Exclusivity
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach for the review and approval of biosimilars.
Biosimilarity, which requires no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be demonstrated through analytical studies, animal studies, and for some biosimiliar products, clinical trials. There must be no difference between the reference product and a biosimilar in mechanism of action, conditions of use, route of administration, dosage form, and strength. A biosimilar product may be deemed interchangeable with the reference product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic without such alternation or switching. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The FDA approved the first interchangeable biosimilars, including an interchangeable monoclonal antibody biosimilar, in 2021.
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
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate impact and implementation of the BPCIA is subject to significant uncertainty.
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
In 2025, the FDA created a new voucher program called the Commissioner’s National Priority Voucher (“CNPV”) with the goal of radically expediting the drug and biological product review and approval process. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, none of these programs changes the standards for approval and may not ultimately expedite the development or approval process.
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
In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the quality and long-term stability of the product. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These third-party manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers, including third-party manufacturers, and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control, facilities, equipment and personnel to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, voluntary recall and regulatory sanctions as described further below.
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
Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations
Although we currently do not have any products on the market, our business activities and current and future arrangements with investigators, health care professionals, consultants, third-party payors and customers may be subject to regulation and enforcement by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the DOJ, the Department of Health and Human Services and its various divisions, the Centers for Medicare and Medicaid Services (“CMS”) and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous health care laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below, as well as state and federal consumer protection and unfair competition laws.
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
The civil monetary penalties statute is another potential statute under which biopharmaceutical companies may be subject to enforcement. Among other things, the civil monetary penalties statute imposes fines against any person who is determined to have knowingly presented, or caused to be presented, claims to a federal health care program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.
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
Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. In addition, government programs as a condition of participation mandate fixed discounts or rebates from sponsors regardless of formulary position or utilization and may utilize mechanisms such as formulary placement to attain further price reductions, which can greatly reduce realization on the sale. Furthermore, recent U.S. federal actions include initiatives incorporating “most favored nation” (international reference pricing) concepts for certain prescription drugs, as well as agency testing of new payment models that could tie Medicare reimbursement or manufacturer rebates to prices in specified reference countries.
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
Health Care Reform Measures
In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell therapeutic products that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the FDA and its scientific review staff, if any, may be. For example, negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. For example, the ACA has had a significant impact on the health care industry in the United States. The ACA expanded coverage for the uninsured while at the same time containing overall health care costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by such manufacturers under the rebate program and extended the program to individuals enrolled in Medicaid managed care organizations; established annual fees on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program. Additionally, the CREATES Act, which became law on December 20, 2019, was enacted to address the concern articulated by both the FDA and industry stakeholders that some brand manufacturers had improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of the brand products. Because generic product developers need such samples to conduct certain comparative testing required by the FDA, some attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the

CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.
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
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug or biological product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, announcing the first round of negotiated “maximum fair” prices for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of December 2025, the Trump Administration secured deals with five major drug manufacturers to offer certain drugs at most-favored-nation prices.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (“UPLs”) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. Furthermore, in December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
In mid-2022, the Federal Trade Commission launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that appear to be contributing to additional federal and state legislative and regulatory proposals, as well as enforcement action and private litigation, targeting PBM operations, pharmacy networks, and financial arrangements. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The Department of Labor (“DOL”) also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under the Employment Retirement Income Security Act (“ERISA”). If finalized as proposed, the DOL rule would also allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Additional proposals and legislative changes aimed at PBMs and their business practices are likely to continue to be introduced and considered in Congress and by executive agencies. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.
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
In April 2023, the European Commission issued a proposal to revise and replace the existing general pharmaceutical legislation, which was subsequently finalized and adopted in December 2025. The revisions will significantly change several aspects of drug development and approval in the EU.
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
Different rules apply in Northern Ireland following implementation of the Northern Ireland Protocol, under which European Union central marketing applications continue to apply there. However, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework became effective as of January 1, 2025 and requires changes to the system that was previously in effect under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the United Kingdom. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (including Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.
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
Human Capital
As of December 31, 2025, we had 33 employees, all of whom were full-time, 9 of whom have Ph.D. or M.D. degrees, and 25 of whom are engaged in research and development and manufacturing activities. We do not have any employees represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.
Talent Acquisition and Retention
We are committed to advancing novel immunotherapies for the treatment of cancer, including mKRAS-positive pancreatic, colorectal cancer, lung cancer and other mKRAS positive cancers. To that end, we recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing, motivating and retaining highly skilled talent. We offer competitive compensation packages including base salary, annual incentive bonuses, and long-term equity incentive awards. We also are committed to our employees’ health, safety, and wellness and offer comprehensive and robust employee benefits, such as life, disability, and health insurance, health savings accounts, paid time off, and a 401(k) plan. We also provide flexible work arrangements consisting of remote, hybrid, and onsite work. We believe that our non-lab-based employees can be highly productive working remotely and we are building a culture that closely connects all employees, regardless of location, based on open and frequent communication, transparency, and employing people with a desire to participate in company events, frequent video face-to-face discussions, and other activities designed to eliminate “remoteness” from working remotely. We pride ourselves on our strong company culture and initiatives aligned with our mission, vision, and values. We also support our local community in their efforts to bridge the opportunity gap for underserved communities. In addition, we strive to provide a collegial atmosphere where teamwork and collaboration are emphasized and valued. We use internal and external resources to recruit highly-skilled candidates for open positions. It is our express intent to be an employer of choice in our industry by providing market-competitive compensation and benefits packages, which we believe allows us to attract and retain superior talent. We are an equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.
Training and Development
We believe in encouraging employees to become lifelong learners by providing ongoing learning and leadership training opportunities. We strive to provide real-time recognition of employee performance. In addition, we have formal mid-year and annual review processes to determine individual contributions that may lead to pay and equity adjustments and promotions. The mid-year and annual review processes also help us identify areas where training and development may be needed.
Corporate Information
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc. in August 2011. In 2023, the Company completed a reverse merger transaction with Angion Biomedica Corp. (“Angion”), a clinical-stage biotechnology company, Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Elicio Operating Company, Inc. (“Former Elicio”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”). On June 1, 2023, the Company completed the Merger in accordance with the terms and conditions of the Merger Agreement and Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.”
Our principal executive office is located at 451 D Street, Suite 501, Boston, MA 02210.
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
•Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
•We may be unsuccessful in raising the capital necessary to address our going concern issues, or if we are successful, it may be on terms that are highly dilutive to existing stockholders.
•We have a history of operating losses that are expected to continue for the foreseeable future, and we are unable to predict the extent of future losses, or whether we will generate significant revenues or achieve or sustain profitability.
•We have never generated revenue from product sales and may never become profitable.
•We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•We are obligated to develop and maintain proper and effective internal control over financial reporting. In the future, we may not complete our execution of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may result in material misstatements in our consolidated financial statements and may adversely affect investor confidence in our company and, as a result, the value of our common stock.
•Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
•The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.
•We may not be successful in our efforts to use and expand our discovery engine to build a pipeline of product candidates.
•Relative to companies that are more established than we are or that have a larger footprint than we do, we have relatively limited experience as a company in completing preclinical studies to enable the filing of INDs, submitting INDs or commencing, enrolling and conducting clinical trials.
•Our ELI-002 clinical trials are designed to require, as part of screening to determine whether patients meet inclusion criteria, the use of an investigational in vitro diagnostic device. If we are not able to successfully collaborate or partner with a third-party company for the development and authorization of such a device, we may not be able to receive marketing authorization for ELI-002.
•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•Any product candidate we advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent our regulatory approval or commercialization or limit our commercial potential.

•We may form or seek strategic partnerships or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
•We rely on contract manufacturing organizations (“CMOs”) to manufacture our nonclinical and clinical pharmaceutical supplies and expect to continue to rely on CMOs to produce commercial supplies of any approved product candidate, and our dependence on CMOs could adversely impact our business.
•We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
•We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.
•Our technologies are novel, and any product candidates we develop may be complex and difficult to manufacture on a clinical or commercial scale. We could experience delays in satisfying regulatory authorities or we could experience production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.
•Our success will depend upon intellectual property and proprietary technologies, and we may be unable to protect our intellectual property.
•We are substantially dependent on patents and patent applications under which we license rights from MIT, and if such licensed patent rights lack legal effect or if a dispute arises under such license agreement and our licensed rights are narrowed or this license is terminated, that could cause significant impairment to our ability to develop and commercialize certain of our product candidates.
•Even if we receive regulatory approval of our product candidates, we will remain subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements.
•Health care and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.
•Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents, loss of data, and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
•We will continue to incur costs and demands upon management as a result of complying with the laws, rules and regulations affecting public companies.
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
Our operations have consumed substantial amounts of cash. During the years ended December 31, 2025 and 2024, we incurred research and development expenses of $24.9 million and $33.7 million, respectively, and net losses of $39.6 million and $51.9 million, respectively. We will require substantial additional funds to support our continued research and development activities, including the anticipated costs of nonclinical studies and clinical trials, regulatory approvals and potential commercialization. Additionally, our estimates on future financial needs may be based on assumptions that prove to be wrong, and we may spend our available financial resources much faster than we expect.
Until such time, if ever, that we can generate sufficient product revenue and achieve profitability, we expect to seek to finance future cash needs through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. We currently have no other commitments or agreements relating to any of these types of transactions, other than the Note Purchase Agreement, dated June 3, 2025, between us and GKCC, LLC (“GKCC”) and the related Senior Secured Promissory Note due June 3, 2028 held by GKCC, our Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC and obligations related to the exercise of previously issued warrants, and cannot be certain that additional funding will be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders. Additional debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, completing acquisitions or declaring or paying dividends.
Furthermore, the impact of macroeconomic factors, including fluctuating inflation, the potential imposition of new tariffs or increases in existing tariffs and geopolitical instability and tensions, could make the terms of any available financing less attractive to us and more dilutive to our existing stockholders. If we are unable to raise additional capital, we will have to delay, curtail or eliminate one or more of our research and development programs or cease operations. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates and the advancement of our AMP platform.
Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Annual Report on Form 10-K. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted a majority of our resources to developing ELI-002, but this product candidate cannot be marketed or commercialized until regulatory approvals have been obtained. Meaningful revenues will likely not be available unless ELI-002 or any of our current or future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur.
We believe that our cash on hand will enable us to fund our operations into the third quarter of 2026 based on our current plan. This period could be shortened if there are any significant increases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. If we are unable to obtain additional capital and continue as a going concern, we might have to further scale back our operations or liquidate our assets and cease operations entirely, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of capital resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.
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
Since we are a clinical-stage biotechnology company, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Specifically, we have generated net losses each year since our inception, including $39.6 million and $51.9 million for the years ended December 31, 2025 and 2024, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit is expected to increase significantly as we expand development and clinical trial activities for our product candidates and expand the capabilities of our AMP platform. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.
We believe that our cash on hand will enable us to fund our operations through the into the third quarter of 2026 based on our current plan. We are dependent on obtaining, and are continuing to pursue, necessary funding from outside sources, including obtaining additional funding from the issuance of securities in order to continue our operations. Without adequate funding, we may not be able to meet our financial obligations.
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
Our product candidates will require additional clinical, manufacturing, and nonclinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before they generate any product sales. We cannot guarantee that we will meet our timelines for our development programs, which may be delayed or may not be completed for a number of reasons. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:
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
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our AMP platform and our business or continue our operations. A decline in our value also could cause our stockholders to lose all or part of their investment.
We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
We are a clinical stage biopharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology, and preclinical and clinical development of our product candidates. While we completed our Phase 1 trial of ELI-002 and shared final data in August 2025 and completed enrollment in our AMPLIFY-7P Phase 2 portion of the trial in December 2024, we have not yet successfully completed any other clinical trials for our product candidates, manufactured our product candidates at commercial scale or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates, if approved. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere herein and also include, among other things:
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
•potential toxicity and/or side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved products, require the establishment of risk evaluation and mitigation strategies (“REMS”), cause an approved drug to be taken off the market or an inability to establish efficacy needed for approvals;
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
•our ability to manufacture clinical supplies of required quality to supply our clinical trials;
•our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business; and
•potential product liability claims.
Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.
We are obligated to develop and maintain proper and effective internal control over financial reporting. In the future, we may not complete our execution of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may result in material misstatements in our consolidated financial statements and may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.
Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. For example, in our 2024 Form 10-K, we identified material weaknesses in our internal control over financial reporting related to our control environment. More specifically, we determined that we had not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate U.S. generally accepted accounting principles (“U.S. GAAP”) technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We also determined that we had insufficient financial reporting and close controls to ensure that incurred expenses were accrued at period end. Even though we remediated these material weaknesses in the year ended December 31, 2025, if other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price. Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities laws.
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
Changes in United States trade policy, including to existing or potential future tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from or expected to be imported from countries where we or our suppliers operate could result in higher costs for and delayed shipments of materials or components essential to our operations. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. While the U.S. Supreme Court issued a ruling against the validity of such tariffs in February 2026, the Trump administration has announced the imposition of a new 15% baseline tariff under other legal authority, and there is ongoing uncertainty in connection with tariff policies. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs. Historically, tariffs have led to decreased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
Risks Related to the Development of our Product Candidates
Our product candidates are at an early stage of clinical development and may not be successfully developed or commercialized.
In April 2023, we completed enrollment of the AMPLIFY-201 trial for ELI-002 2P targeting Kirsten rat sarcoma viral oncogene homolog (“KRAS”) gene mutations, which product candidate also includes ELI-004, our universal AMP-modified CpG adjuvant. In October 2023, we completed enrollment of the AMPLIFY-7P Phase 1 portion of the trial for ELI-002 7P and initiated enrollment of the AMPLIFY-7P Phase 2 portion of the trial in January 2024. In December 2024, we completed enrollment in our AMPLIFY-7P Phase 2 portion of the ELI-002 trial and in August 2025, we announced the positive recommendation by the IDMC to continue our AMPLIFY-7P Phase 2 study without modifications to final analysis. We also have an Expanded Access Program for our ELI-002 7P program that is ongoing. All of our other product candidates are in preclinical development and will require substantial further capital expenditures, development, testing, and regulatory approval prior to commercialization. With the limited data on ELI-002, we may not be able to effectively design and execute clinical studies that ultimately support marketing approval. In addition, we have not initiated or submitted for any marketing authorization to any health authorities.
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
Some of our product candidates have only been tested in a nonclinical setting and while those studies have been subject to certain regulatory requirements in order to support product development and regulatory progression, as such product candidates progress they will require clinical trials (which are subject to much more extensive requirements, including GCP standards), as well as additional manufacturing development, including becoming subject to cGMP regulations as such product candidates progress from nonclinical to clinical settings, before we will be able to submit marketing applications to the applicable regulatory authorities. Even if our product candidates are approved, they may be subject to limitations on the indicated uses and populations for which they may be marketed. They may also be subject to other conditions of approval, may contain significant safety warnings, including boxed warnings, contraindications, and precautions, may not be approved with label statements necessary or desirable for successful commercialization, or may be subject to requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products. If we do not receive regulatory authority approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates could have a material adverse impact on our business and financial condition.
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
In addition to significant clinical testing requirements, our ability to obtain marketing approval for our product candidates depends on obtaining the final results of required nonclinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. Regulatory authorities may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations, or the type and amount of data necessary to gain approval, may change and may vary among jurisdictions. Moreover, regulatory authorities have substantial discretion in the biopharmaceutical approval process, including the ability to refuse to accept an application and to delay, limit or deny approval of a product candidate for many reasons, such as a determination that our data is insufficient for approval, that additional nonclinical studies, clinical trials or other data or development work is necessary, or that our manufacturing processes, controls, or facilities are insufficient. Despite the time and expense invested in the development of product candidates, regulatory approval is never guaranteed.
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
•regulators or IRBs or Independent Ethics Committees (“IECs”) may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;
•we, regulators, the IDMC, IRBs, or IECs may recommend or require the suspension or termination of clinical research for various reasons, including non-compliance with regulatory requirements or a finding that participants are being exposed to unacceptable health risks, undesirable side effects, or a failure of the product candidate to demonstrate any benefit to patients, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
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
•potential delays in patient enrollment for clinical trials due to public health emergencies, pandemics, natural disasters, staffing shortages, or other events, which may affect our ability to initiate, conduct ongoing clinical trials, and delay initiation of planned and future clinical trials;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate for a number of reasons, such as adverse events, lack of treatment effectiveness, fatigue with the clinical trial process or personal issues;
•patients may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates;
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
•regulatory authorities or IRBs or IECs may disagree with the design, including endpoints, scope, or implementation of our clinical trials, or regulatory authorities may disagree with the study patient population, against our intended indications or our interpretation of data from nonclinical studies or clinical trials;
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
•we may experience manufacturing failures or adverse shipping events that prevent adequate or timely supply of product candidates or other materials for our ongoing studies;
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
Under the PREA, a BLA or supplement to a BLA for certain biological products must include data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product candidate is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA may issue a PREA Non-Compliance letter to any sponsor that fails to submit the required pediatric assessments, to seek or obtain a deferral or deferral extension, or to request approval for a required pediatric formulation. Similarly, the European Union, under Regulation (EC) No 1901/2006, requires that sponsors either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or obtain a waiver or deferral from the conduct of these studies from the Pediatric Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or deferral or, alternatively, complete any required pediatric studies or other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.
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
The FDA standard for approval of a biologic generally requires adequate, well-controlled clinical trials which convincingly demonstrate the product candidate’s safety and effectiveness. Such clinical trials typically involve hundreds of patients, have significant costs and take years to complete. In certain cases, the agency may determine that confirmatory post-market evidence is also needed to establish effectiveness and support full approval for the target indication. Product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA usually requires a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals.
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
A key element of our strategy is to use and expand our discovery engine to build a pipeline of product candidates based upon our AMP platform and progress these product candidates through preclinical and clinical development for the treatment of various diseases. Although our research efforts to date suggest that complex amphiphilic molecules can deliver conventional immunomodulatory payloads including peptides, proteins and nucleic acids directly and preferentially to lymph nodes, this hypothesis may prove incorrect, or we may not be able to identify a product candidate that is safe or effective as a treatment for various cancers or for other diseases. We also may not be able to identify an amphiphile product candidate that we can demonstrate to be safe or effective, and we may not be able to develop any other product candidates. Our scientific research that forms the basis of our efforts to discover product candidates based on our AMP platform is ongoing. Further, the scientific evidence to support the feasibility of developing viable product candidates based on our AMP platform is both preliminary and limited. Our discovery engine may not be proven to be superior to competing technologies.
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

We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process and we cannot predict whether the application of our AMP platform will result in the development of product candidates that make it through to marketing approval. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:
•our AMP platform may not be successful in identifying additional product candidates;
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
•we may not be able to reliably or cost effectively manufacture or supply a product candidate;
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
Relative to companies that are more established than we are or that have a larger footprint than we do, we have relatively limited experience as a company in completing preclinical studies to enable the filing of INDs, submitting INDs or commencing, enrolling and conducting clinical trials.
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of our product candidate, ELI-002. To date, we have relatively limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this, we cannot be certain that our planned clinical trials will begin, enroll or be completed on time, if at all. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs upon initial IND submission, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs we have already submitted to the FDA, additional INDs that we may submit in the future and also to new clinical trials we may submit to existing or new INDs.
Our ELI-002 clinical trials are designed to require, as part of screening to determine whether patients meet inclusion criteria, the use of an investigational in vitro diagnostic device. If we are not able to successfully collaborate or partner with a third-party company for the development and authorization of such a device, we may not be able to receive marketing authorization for ELI-002.
The clinical trials for ELI-002 (AMPLIFY-201 and AMPLIFY-7P) employ an investigational in vitro diagnostic device (“IVD”), that identifies gene mutations in KRAS from tumor biopsies that are targeted by the ELI-002 product candidate and are an inclusion requirement for patient enrollment. Based on our Phase 2 study design, we must account for and address the investigational status of this device from a regulatory perspective through the course of clinical development (for example, through the compliance with any applicable investigational device exemption requirements). An IVD used to select patients who may be appropriate to receive our commercial product will be considered a companion diagnostic device. Companion diagnostic devices are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and we anticipate that separate regulatory marketing authorization will be required for the device prior to commercialization of ELI-002. We plan to collaborate with appropriate companion diagnostic device developers to seek marketing authorization from the FDA’s Center for Devices and Radiological Health. If our companion diagnostic device partner experiences any delays in development or is not able to successfully develop and obtain marketing authorization for its companion diagnostic device, or does not comply with the FDA’s medical device or comparable foreign regulatory authorities’ regulations:

•the development and commercialization of ELI-002 may also be delayed because in most circumstances, the FDA expects the companion diagnostic and its corresponding therapeutic product to be approved contemporaneously by the FDA;
•ELI-002 may not receive marketing approval if its safe and effective use depends on a companion diagnostic, and none is commercially available; and
•we may not realize the full commercial potential of ELI-002 if it receives marketing approval and, among other reasons, we are unable to appropriately identify patients or types of tumors with the specific genetic alterations targeted by ELI-002.
Even if ELI-002 and any associated companion diagnostic devices are approved for marketing, the need for a companion diagnostic device for the safe and effective use of ELI-002 may slow or limit adoption of ELI-002. Although we believe genetic testing is becoming more prevalent in the diagnosis and treatment of cancer, ELI-002 may be perceived negatively compared to alternative treatments that do not require the use of companion diagnostic devices, either due to the additional cost of the companion diagnostic device or the need to complete additional procedures to identify relevant biomarkers prior to administering our product candidates. If any of these events were to occur, our business and growth prospects would be harmed, possibly materially.
On November 25, 2025, the FDA issued a proposed rule to reclassify certain nucleic acid-based test systems indicated for use with a corresponding approved oncology therapeutic product from Class III (PMA) to Class II, subject to 510(k) premarket notification with special controls. This change, if finalized in 2026, will decrease the regulatory burden on industry because manufacturers of these kinds of IVDs will no longer have to submit a PMA and receive FDA approval before marketing the test.
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
In Europe, the European Commission has granted marketing authorizations for multiple biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.
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

•the ability of clinical trial sites to enroll subjects that meet all inclusion criteria and any patient exclusion criteria, avoiding erroneous enrollment;
•the ability of our clinical trial sites to appropriately obtain and maintain subject informed consents;
•the ability of clinical trial sites to enroll patients due to public health emergencies or pandemics, natural disasters, staffing shortages, or other events;
•the risk that subjects enrolled in clinical trials will drop out of the trials before completion of the study or not return for post-treatment follow-up, especially subjects in control groups, due to reasons such as, adverse events, lack of treatment effectiveness, fatigue with the clinical trial process or personal issues; and
•patients may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as our product candidates.
In addition, our ongoing or future clinical trials may involve therapeutic methodologies with limited precedent in published data to guide our trial design and planning, which could result in the need for additional feedback from, and submissions to, regulatory authorities to obtain authorization for such studies or delays in our current or future study readouts if our planning estimates are incorrect. Our clinical trials also compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in any of our future clinical trials.
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
As with most biological products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects caused by any current or future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We initiated dosing of the AMPLIFY-201 trial of our 2-peptide formulation of ELI-002 in October 2021, and our 7-peptide formulation of ELI-002, in the Phase 1 of the AMPLIFY-7P trial, began dosing in April 2023. We initiated enrollment of the Phase 2 of the AMPLIFY-7P trial in January 2024, completed the enrollment in December 2024, and have an ongoing Expanded Access Program for ELI-002 7P. We have not yet initiated clinical trials for any other product candidates. The AMPLIFY-201 trial through August 2024, when we stopped the disease-free survival follow up for this study, as well as the AMPLIFY-7P trial to date, have shown ELI-002 to induce mild to moderate side effects, such as fatigue, malaise, injection site reactions and myalgia. If we initiate future clinical trials for any other current or future product candidates or continue to advance the AMPLIFY-7P study, it is likely that there will be new or additional side effects associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could place a clinical hold or order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues. Additionally, we may choose or need to abandon development of our product candidates, modify our development plans, limit development to certain uses or subpopulations in which the adverse side effects or other undesirable characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The occurrence of any of these types of events would have an adverse effect on our business, financial condition, results or operations, and prospects.
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
We rely on CMOs for the manufacture of nonclinical and clinical supplies of our product candidates and plan to continue to do so for commercial supplies should we receive marketing approval for any of our product candidates. This reliance also results in our reduced control over the manufacture of our product candidates and the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure, which may adversely affect our future business prospects. Nevertheless, as the developer of the product candidates and sponsor of clinical trials involving such product candidates, we continue to have regulatory obligations to maintain oversight of the CMOs to ensure compliance with, among other things, contractual obligations, specifications, and cGMP regulations.
In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, including but not limited to, several complex release tests, such as tests for biological potency, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. Although our agreements with our CMOs require them to perform according to certain cGMP requirements, such as those relating to quality control, quality assurance and qualified personnel, we cannot control the conduct of our CMOs to implement and maintain these standards. If our CMOs do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to support the commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to produce, or may be delayed in producing sufficient product to meet our supply requirements. Any delays in obtaining adequate supplies on adequate terms with respect to our product candidates and components, due to manufacturing issues, global trade policies, or for other reasons, may delay the development, approval, or commercialization of our product candidates. In particular, any issues that occur during the storage of our product candidates at a CMO facility; shipment of manufactured product candidates to other CMOs for further processing, or to clinical trial sites or commercial distributors, if the products receive marketing authorization; or other logistical issues, may result in significant loss of product candidate supplies or delayed delivery to clinical trial sites or patients, which may have a material adverse effect on our business.
We may not succeed in our efforts to establish manufacturing relationships on commercially reasonable terms. Our product candidates may compete with other products and product candidates for access to manufacturing facilities, of which there are a limited number that operate under cGMP conditions and that are both capable of manufacturing our product candidates and willing to do so. Even if we do establish such collaborations or arrangements, our CMOs may breach, terminate, or not renew these agreements. These facilities may also be affected by general economic conditions, including but not limited to political unrest, global trade wars, natural disasters, such as floods or fires, acts of war, terrorism, or disease outbreaks, or such facilities could face manufacturing issues, such as contamination or adverse regulatory findings following a regulatory inspection. CMOs may also be subject to power failures and/or other utility failures or experience the breakdown, failure, substandard performance or improper installation or operation of equipment in the manufacturing process. Further, our CMOs may be temporarily unable to manufacture our product candidates due to government restrictions, requirements, or limitations. While we have identified several potential alternative vendors who could manufacture some or all of our product candidates, if our CMOs cease to manufacture our product candidates for any reason, we would experience delays in obtaining sufficient quantities of our product for us to meet commercial demand if we receive marketing approval or in advancing our development programs, and we would experience significant additional costs and delays to our operations as we select and qualify replacement suppliers. We could also incur added costs and delays in transferring any necessary technology and processes. The terms of a new arrangement may also be less favorable than any prior arrangements, if we are able to negotiate a new arrangement at all. The addition of a new or alternative CMO may also require further comparability testing and FDA approval and may have a material adverse effect on our business. Any failures in comparability testing would delay our ability to use the product candidate supplies manufactured by the new or alternative CMO for either clinical development or commercial distribution, if we receive marketing approval. We or our CMOs may also encounter shortages in the raw materials or substances necessary to produce our product candidates in the quantities and at the quality needed for our nonclinical studies and clinical trials or, if any of our product candidates are approved for commercialization, to produce our products on a commercial scale, meet an increase in demand, or compete effectively. Such shortages may occur for a variety of reasons, including capacity constraints, delays or disruptions in the market, and shortages caused by the purchase of such materials by our competitors or others. Our or our third-party manufacturers’ failure to obtain the raw materials or substances necessary to manufacture sufficient quantities of our product candidates may have a material adverse effect on our business.
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
The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with our specifications, cGMP or with other applicable regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our CMOs cannot successfully manufacture material that conforms to our specifications and the applicable regulatory requirements, they may not be able to secure or maintain regulatory acceptance of their manufacturing facilities for the purpose of producing our product candidates.
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
While we are ultimately responsible for the manufacture and regulatory compliance of our products and product candidates, we have limited control over our CMOs’ compliance with these regulations and standards other than through our contractual arrangements. If the FDA or a comparable foreign regulatory authority does not find these facilities satisfactory for the manufacture of our products, if approved, or product candidates, or if such authorities find such facilities to be noncompliant in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product candidates, if approved. Any new manufacturers may need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA or other relevant comparable regulatory authority approval for the use of any new manufacturers for commercial supply.
Our failure, or the failure of our CMOs, to comply with applicable regulatory requirements may result in regulatory enforcement actions against our CMOs or us, including fines and civil and criminal penalties, suspension of or restrictions on production, injunctions, delay, withdrawal or denial of product approval or supplements to approved products, clinical holds or termination of clinical studies, warning or untitled letters, regulatory authority communications warning the public about safety issues with a product, refusal to permit the import or export of a product, product seizure, detention, or recall, operating restrictions, civil penalties, criminal prosecution, corporate integrity agreements, or consent decrees and equivalent foreign sanctions. Depending on the severity of any potential regulatory action, supplies of our product candidates or products, if approved, could be interrupted or limited, which could have a material adverse effect on our business. Further, we currently rely on certain foreign or foreign-owned third-party vendors to manufacture certain materials we have used or are using in our clinical trials of our product candidates or to provide services in connection with our clinical trials or discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation or investigations, sanctions, tariffs, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential products, if approved, any of which could adversely affect our financial condition and business prospects.
In particular, a portion of the manufacturing for our product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China, or a change in the regulatory framework in the United States or China, could materially adversely affect our business, financial condition and results of operations. The National Defense Authorization Act for Fiscal Year 2026 includes a section title, “Prohibition on Contracting with Certain Biotechnology Providers,” aimed at discouraging federal contracting with certain biotechnology companies for biotechnology equipment or services in China and other countries of concern. The statute prohibits federal executive agencies from procuring any biotechnology equipment or service from a biotechnology company of concern or contracting with any such company or any entity that procures or uses equipment or services from a biotechnology company of concern. Such prohibitions may limit our ability to obtain federal government grants for research involving our products, if approved, or product candidates manufactured in China or to enter contracts to sell any such products, if approved, to the federal government. If we are required to change manufacturers because of such legislation, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable laws and regulations. We anticipate that the complexity of the manufacturing process for our biological product candidates may impact the amount of time it may take to secure a replacement manufacturer and such delays could negatively affect our ability to develop product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations. Additionally, there may be increased competition to find CMOs in regions outside of China, which may cause us to face challenges finding available CMOs or CMOs that can manufacture our product candidates in a timely manner or within budget.
The demand for glucagon-like peptide-1 (“GLP-1”) agonists and other drugs or product candidates containing peptide active pharmaceutical ingredient (“API”) increased substantially starting in 2024 and throughout 2025. As ELI-002 and our other product candidates use similar peptide API manufacturing methods to GLP-1 drugs, the manufacturers that we utilize may face capacity challenges, which may impact their ability to accept our production orders or the amount of time it takes to manufacture ELI-002 and/or our other product candidates. Any scheduling delays or interruptions in manufacturing could negatively affect our ability to produce adequate supplies of our product candidates. Additionally, with the increased demand, manufacturers may increase the cost of their services. These potential delays and additional costs could materially affect our business, financial conditions and results of operations.
We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
We do not have the ability to conduct all aspects of our clinical trials ourselves and do not currently plan to independently conduct clinical trials. We use third parties, such as CROs, to conduct, supervise, and monitor our past trials, such as the AMPLIFY-201 trial, and our current trials, such as the AMPLIFY-7P trial, and will rely upon such CROs, as well as central laboratories, medical institutions, investigators and consultants, to conduct current trials and any future clinical trials that we may conduct in accordance with our protocols and applicable laws and regulations. In addition, we occasionally use third parties to conduct our nonclinical studies. Our CROs, investigators and other service providers play a significant role in the conduct of these trials and the subsequent collection and analysis of data from such trials.
Our service providers are not our employees and, except for remedies available to us under our agreements with such third parties, we will have less control over the timing, quality and other aspects of such nonclinical studies and clinical trials than we would have if we were to conduct them on our own. If these third parties do not successfully carry out their contractual duties to us, meet our expected timelines or conduct our nonclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or applicable regulatory requirements or for other reasons, our trials may need to be repeated, extended, delayed or terminated. Further, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we may fail or be delayed in our efforts to successfully commercialize our product candidates, if approved. Such failures may also subject us or our third-party service providers to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of service providers in the future, our business may be materially and adversely affected. Our third-party service providers may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position.
Agreements with third parties conducting or otherwise assisting with our nonclinical studies or clinical trials might terminate for a variety of reasons, including a failure to perform by such parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with suitable alternative providers or do so on commercially reasonable terms. Switching or adding third parties involves additional cost and requires our management’s time and focus. There is also a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, we may need to delay our product development activities and our business could be adversely affected. Although we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.
Our reliance on third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our oversight and regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocol for that trial. We must also ensure that our nonclinical studies are conducted in accordance with GLP requirements, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with established GCP standards for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP conditions. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical and nonclinical investigators, manufacturers, and trial sites. If we or any of our third-party service providers fail to comply with applicable regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies, which may significantly delay our clinical development plans and the regulatory approval process. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that we, our third-party service providers, or clinical trial sites are in substantial compliance with the applicable regulatory requirements.
In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. We are also required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, www.clinicaltrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.
We rely on other third parties to store and distribute our product candidates for nonclinical studies and clinical trials that we conduct.
We also rely on other third parties to store and distribute our product candidates for the nonclinical studies and clinical trials that we are conducting or plan to conduct. Any performance failure, or failure to comply with applicable regulations, on the part of our distributors could delay development, our clinical trials, the regulatory approval process, or potential commercialization of our product candidates, producing additional losses and depriving us of potential product revenue. Any issues that occur during the storage of our product candidates at a third-party facility; shipment of manufactured product candidates to third-party facilities for further processing, clinical trial sites or commercial distributors, if the products receive marketing authorization; or other logistical issues, may result in significant loss of product candidate supplies or delayed delivery to clinical trial sites or patients, which may have a material adverse effect on our business.
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
•diversion of management attention;
•withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical study or programs;
•the inability to commercialize our product candidates;
•significant negative media attention;
•decrease in our stock price;
•initiation of investigations, and enforcement actions by regulators; and/or
•product recalls, withdrawals, revocation of approvals, or labeling, marketing or promotional restrictions.
If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit development or commercialization of our products or product candidates. Although we maintain product liability and clinical trial insurance coverage, it may be inadequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we continue clinical development of our product candidates and if we successfully commercialize any product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to Our Business, Industry and Future Commercialization
If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, health care payors and the medical community, the revenues that we generate from sales will be limited.
Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, health care payors and the medical community. Market acceptance of our products by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control, including:

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
•our ability to offer programs to facilitate market acceptance and insurance coverage from public and private insurance companies, provide patient payment assistance, and transition patient coverage;
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
If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to market and sell any product we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our products or may be unable to do so on terms that are favorable to us, and we may also face competition in our search for third parties to assist us with the sales and marketing efforts for our product candidates. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any products we may develop.
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
A number of well-resourced pharmaceutical and biotechnology companies are developing products to inhibit RAS mutated cancers. These products, as well as marketing campaigns by competitors and clinical trial results with competitive products, could significantly diminish our ability to market and sell ELI-002 for RAS mutated cancers, if approved. For example, Amgen, Mirati, and Revolution Medicines, among others, have developed small molecule therapies for the treatment of KRAS mutated cancer including G12C, G12D, and pan KRAS inhibitors. Other companies in the immunotherapy and cancer vaccine sector include AstraZeneca, BioNTech, BridgeBio, Boehringer, Bristol Myers, Circio, D3 Bio, Eli Lilly, Erasca, Geneos, Gilead, Incyte, Jacobio, Jiangsu, Merck, Moderna, Roche/Genentech, Revolution Medicines, and Verastem, among others. While many of these programs are in preclinical stages or Phase 1 clinical trials, Amgen and Mirati have products that are approved by the FDA for the treatment of adult patients with KRAS G12C mutated locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. Revolution Medicines is in a Phase 3 trial for its pan KRAS inhibitor for pancreatic ductal adenocarcinoma (RMC-6236) with a trial readout anticipated in the first half of 2026. Moderna and Merck are in a combined Phase 3 trial of their personalized cancer vaccine targeting melanoma (mRNA-4157) and BioNTech and Roche/Genentech are in Phase 2 trials of their personalized cancer vaccine targeting pancreatic cancer, colorectal cancer, and bladder cancer (BNT122, RO7198457). ELI-002 may compete with existing and new therapies that may be approved in the future.
Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than the product candidates we may develop or that would render any of our product candidates obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.
Our commercial opportunity may also be reduced or limited if we or our partners are unable to scale up the manufacture of our product candidates to meet clinical or commercial requirements. ELI-002 is comprised of eight APIs, including peptides and nucleotides with a lipid modification. The compositions we seek to develop may exhibit poor pharmaceutical properties, and formulation, purification and stable storage, along with manufacturing, could be challenging.
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
In addition, we expect that changing policies of and actions by the U.S. government may adversely affect the ability of certain of our current, or potential, collaborators to maintain or retain our product candidates. In particular, upon taking office in January 2025, the Trump Administration implemented a freeze that prevented the NIH from reviewing and awarding grants, or paying out funds under already awarded grants, including for research or other projects. Furthermore, in August 2025, the U.S. Supreme Court ruled that the NIH may continue to pause payments on almost $800 million in grant awards as lawsuits challenging the NIH freeze proceed in lower courts. In December 2025, the NIH agreed as part of settlements with grantees who sued the administration, as well as with state attorneys general in a separate case, to review grant applications that were frozen, denied or withdrawn due to Trump Administration directives. Funding for certain research projects funded by NIH grants has been restored, although the agency has reportedly awarded and disbursed far less grant money compared with prior years. If the U.S. government takes any other actions to limit funds available for life science or healthcare research or other projects, it may affect certain of our current, or potential, collaborators and may have a material and adverse impact on our business, financial condition and results of operations.
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
The regulations that govern pricing and reimbursement for new medicines vary widely from country to country, and current and future legislation may change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals or receiving approvals at all. Outside the United States, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we may develop, even if any such product candidate obtains marketing approval. See the sections entitled “Business --- Government Regulations and Product Approval -- Coverage and Reimbursement Generally” and “Business --- Government Regulations and Product Approval -- Health Care Reform Measures” in this Annual Report on Form 10-K.
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government authorities or health care programs, private health plans, and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary and/or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. In addition, reduction in Medicaid or other healthcare reimbursements may impact our future potential domestic customers, which may eventually have an adverse impact on us. At this time, we are unable to determine the cost effectiveness or the likely level or method of reimbursement for our product candidates. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are challenging the prices charged for medical products and requiring that biopharmaceutical companies provide them with predetermined discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
More recently, in August 2022, the IRA was signed into the law. If a drug or biological product is selected by CMS for negotiation, it is expected that the revenue generated from such product will decrease. Additional state and federal health care reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.
If the market opportunities for any of our product candidates are smaller than we believe they are, our potential revenues may be adversely affected, and our business may suffer. In addition, our estimates of the prevalence of our target populations may be inaccurate.
We focus certain research and product development pipelines and our product candidates on lymph node-directed immunotherapies for cancer. ELI-002 is a KRAS therapeutic immunotherapy in clinical development for the potential treatment of several cancer types with KRAS mutations. ELI-002 targets six position 12 and one position 13 KRAS mutations, cumulatively present in approximately 25% of solid tumors.
While we believe that the cancer types to be included in our early-stage clinical trials have a large KRAS mutation positive patient population in the United States, our understanding of both the number of patients who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, is based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. By example, because some of the cancer indications that we may target are rare, certain estimates are based upon studies with small patient populations. Moreover, because our product candidates, such as ELI-002, target specific positions on a mutation, not all patients with the overarching mutation (i.e., KRAS) will be treatment candidates. As a result, the number of patients in the United States may turn out to be lower than expected, may not be otherwise eligible for treatment with ELI-002, or patients may become increasingly difficult to identify and access for clinical trials, all of which could adversely affect our business, financial condition, results of operations and prospects.
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
Our technologies are novel, and any product candidates we develop may be complex and difficult to manufacture on a clinical or commercial scale. We could experience delays in satisfying regulatory authorities or we could experience production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop, or otherwise harm our business.
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
As product candidates proceed through nonclinical studies to clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are tested and then altered along the way in an effort to optimize processes and results. We have updated ELI-002, with two peptides (ELI-002 2P), to a new version of ELI-002, with seven peptides (ELI-002 7P), as part of our product development activities, and, may continue to update ELI-002 in the future if needed and subject to receipt of additional funding. Any such changes could cause any product candidates we may develop to perform differently and affect the results of clinical trials conducted with the materials manufactured using altered processes. Such changes may also require a new IND to be filed, additional testing, FDA notification, and FDA authorization. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue. For instance, the FDA may require that we conduct a comparability study that evaluates the potential differences in the product candidate resulting from the change. Delays in designing and completing such a study to the satisfaction of the FDA could delay or preclude our development and commercialization plans, and the regulatory approval of our product candidates. Any of the foregoing could limit our future revenues and growth. Any changes would also require that we devote time and resources to manufacturing development and would also likely require additional testing and regulatory actions on our part, which may delay the development of our product candidates.
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
The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. For example, given the aseptic controls required for the manufacture of our product candidates, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities or areas within said facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such contamination could materially harm our ability to produce product candidates on schedule and could delay our development programs and results of operations and cause reputational damage. We cannot assure that any such issues relating to the manufacture of ELI-002 or any other product candidate will not occur in the future or that significant delays would not occur as a result of any such issue.
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
Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a company where a portion of our employees have worked and are working remotely results in our employees conducting business outside of our headquarters. These locations may be subject to additional security risks and other risk factors. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, future sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from current or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
Our success will depend, in large part, on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. If we or our licensors fail to appropriately prosecute and maintain patent protection for our product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, importing, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.
We have sought patent protection in the United States and internationally related to the AMP platform technology as well as the mKRAS-driven cancer, universal adjuvant, mutant serine/threonine-protein kinase BRAF-driven cancer and mutant TP53-expressing cancer programs. We have issued patents in Australia, China, Europe, Hong Kong, Israel, Japan, Malaysia, Macau, Mexico, New Zealand, Nigeria, Russia, Saudi Arabia, Singapore, South Korea, Ukraine, and the United States, covering clinical product candidates but the patent portfolio owned by us currently largely comprises pending applications. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•pending patent applications may not result in any patents being issued;
•patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide barriers to entry or any competitive advantage;
•because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, reducing or eliminating any advantage of the patent;
•our competitors, many of which have substantially greater resources than us or our partners do, and many of which have made significant investments in competing technologies, may seek, or may already have sought and/or have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products;
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

The pending application directed to the mutant BRAF-driven cancer program is co-owned by Cornell University. Cornell University has the right to make decisions, including decisions on patent prosecution and licensing, independent of us. These decisions may be detrimental to us, including to our ability to commercialize a mutant BRAF-driven cancer product.
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
We may be forced to litigate to enforce or defend our intellectual property rights against infringement by competitors, and to protect our trade secrets against unauthorized use. In so doing, we may place our intellectual property at risk of being invalidated, rendered unenforceable, or limited or narrowed in scope such that we may no longer be able to adequately prevent the manufacture, importation, use, and sale of competitive products. Further, an adverse result in any litigation or another proceeding before a government agency such as the USPTO, may place pending applications at risk of non-issuance. Further, interference proceedings, derivation proceedings, entitlement proceedings, ex parte reexamination, inter partes review, post-grant review, and opposition proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may be used to challenge the inventorship, ownership, claim scope, or validity of our patents or patent applications. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information or trade secrets could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. We are not currently involved in any patent litigation or another proceeding before a government agency other than normal patent prosecution.
We have rights in some intellectual property that have been discovered through United States government funded programs and thus are subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry.
We have rights in some intellectual property that have been discovered through U.S. government funded programs and thus are subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers. Some of the intellectual property rights in-licensed to us have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. For example, all of the intellectual property rights licensed to us under the MIT License Agreement with MIT have been generated using U.S. government funds. As a result, the U.S. government has certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under government-funded programs include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits.
Historically, the U.S. Government has enacted its march-in rights; however, on August 8, 2025, the U.S. Department of Commerce sent a letter to Harvard University and notified it of a potential march-in. The letter stated that it was initiating a process to investigate the following alleged Bayh-Dole Act violations: failures to comply with the requirements for timely disclosure of inventions and election of title; failures to comply with Bayh-Dole’s preference for

U.S. industry; and failures to take effective steps to achieve practical application of subject inventions. To the best of our knowledge, MIT has complied with all requirements of the Bayh-Dole Act and would be cleared if such an investigation were to be initiated.
Intellectual property generated under U.S. government funded programs is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. This requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that, under the circumstances, domestic manufacture is not commercially feasible. This preference for U.S. manufacturing may limit our ability to license the applicable patent rights on an exclusive basis under certain circumstances. To the best of our knowledge, MIT has complied with all reporting requirements of the Bayh-Dole Act.
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
We are substantially dependent on patents and patent applications under which we license rights from MIT, and if such licensed patent rights lack legal effect or if a dispute arises under such license agreement and our licensed rights are narrowed or this license is terminated, that could cause significant impairment to our ability to develop and commercialize certain of our product candidates.
Our business is substantially dependent upon technology which we license from MIT. Pursuant to the MIT License Agreement, we have an exclusive, worldwide license, with the right to sublicense, certain patents and patent applications owned by MIT related to the “Amphiphile” (“AMP”) technology (the “MIT patent rights”) for the treatment of diseases, disorders, and/or conditions in humans and animals and for diagnostic applications for human and veterinary use. The MIT patent rights cover immunotherapy product candidates in our current lead programs that are being developed for the treatment of certain mutant KRAS-driven cancers (the “ELI-002” program), mutant B-RAF murine sarcoma viral oncogene homolog B1 (“BRAF”)-driven cancers, and mutated tumor protein p53 (“TP53”)-expressing cancers, and cover immunotherapy product candidates targeting certain other proteins that are drivers of disease, as well as programs using CpG as an adjuvant for immune activation in conjunction with an immunostimulatory agent. Therefore, our ability to develop and commercialize several of our product candidates, including ELI-002, is substantially dependent on the legal effectiveness of the MIT patent rights licensed under the MIT License Agreement and continuation of that agreement. MIT has the right to control the preparation, filing, and prosecution of the patent applications and to maintain the patents which we license from MIT under the MIT License Agreement. Therefore, we cannot be certain that these patents and patent applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If MIT fails to maintain such patents, or loses rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed patent rights could be adversely affected, and we may not be able to prevent competitors from making, importing, using or selling competing products. MIT also has the right to control defense of any claims asserting the invalidity of the patents in the licensed patent rights and, even if we are permitted to pursue such defense, we cannot ensure the cooperation of MIT. We cannot be certain that MIT will allocate sufficient resources or prioritize their or our enforcement of such patent rights or their defense of such claims to protect our interests in the licensed patent rights. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property rights that we may need to operate our business. In addition, although we have the right to control enforcement of the licensed patents, we may be adversely affected or prejudiced by actions or inactions of MIT and their counsel that took place prior to or after us assuming control of such enforcement.
The MIT License Agreement is complex, and certain provisions in the agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow or eliminate what we believe to be the scope of our rights to the licensed patent rights or increase what we believe to be our financial or other obligations under the MIT License Agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Currently, there are no disputes and no disagreements in interpretations between the Company and MIT with respect to the terms of the MIT License Agreement.
If we or our partners are sued for infringing on the intellectual property rights of third parties, it could be costly and time-consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.
Our success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing on the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may have issued claims or pending claims that overlap with the subject matter of our intellectual property or our product candidates. Because patent applications can take many years to issue, there may be currently pending applications, including those unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe upon. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.
In addition, third parties may sue us for infringing their patents. Even if we are successful in defending any claims of infringement, the defense of such claims may be costly and present a time-consuming distraction. In the event of a successful claim of infringement against us, we may be required to:
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
We are not currently involved in, nor have we been threatened with an intellectual property litigation suit.
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
Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market, and sell ELI-002 and other AMP immunotherapies. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation concerning intellectual property rights with respect to our AMP platform and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office (“EPO”).
As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our AMP platform and product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. As with many technology-based products, there may be third-party patent applications that, if issued, may be construed to cover components of our AMP platform and product candidates. There may also be third-party patents or pending patents of which we are currently unaware having potentially grantable claims covering our technologies, compositions, methods of manufacture, or methods of use.
Because of the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies, or methods. Third parties may assert that we are employing their proprietary technology without authorization and may file patent infringement claims or lawsuits against us, and if we are found to be infringing any such third-party patents, we may be required to pay damages, cease commercialization of the infringing technology, and/or obtain a license from such third party, which may not be available on commercially reasonable terms or at all.
Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot successfully defend infringement claims or obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates. Even if we believe third-party intellectual property claims are without merit, there can be no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid and enforceable and have been infringed by us, which could materially and adversely affect our ability to commercialize ELI-002 or any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such third-party’s U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such third-party’s U.S. patent claims, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such third-party’s U.S. patent. If we are found to be infringing on a third party’s intellectual property rights, and we are unsuccessful in demonstrating that any such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing any of our product candidates and our technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies as us. The license, if available, could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our AMP platform or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the allegedly infringing technology or product candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed on a third-party’s patent or another of its intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.
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
We are not currently involved in, nor have we been threatened with an intellectual property litigation suit or another proceeding before a government agency other than normal patent prosecution.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and patent applications are due to be paid to the USPTO and foreign patent agencies outside of the United States over the lifetime of our owned or licensed patents and patent applications. For our in-licensed rights under patents and patent applications, we generally rely on our licensor, MIT, to pay these fees due to the USPTO or to non-U.S. patent agencies; however, we reimburse MIT for these fees as required by the MIT License Agreement. For our owned patent applications, we rely on our outside patent counsel in the United States and foreign countries to monitor these deadlines and to pay these fees when so instructed.
The USPTO and foreign patent agencies require compliance with several procedural, documentary, fee payment, and other similar provisions, such as the requirement to disclose known prior art, during the patent application process. We depend on our licensors to take the necessary action to comply with these requirements with respect to intellectual property under which we license rights, and for our owned patent applications, we engage counsel and other professionals to help us comply with these requirements. While certain inadvertent lapses can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in a partial or complete loss of patent rights in the relevant jurisdiction. Were a non-compliance event to occur resulting in a partial or complete loss of patent rights, our competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. To the best of our knowledge, we have and MIT has complied with all various procedural, document submission, fee payment, and other requirements imposed by government patent agencies.
Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our technologies and product candidates.
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, and particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain.

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
Under the Leahy-Smith America Invents Act (“AIA”), the United States adopted a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that filed or files a patent application with the USPTO after March 16, 2013 but before we filed an application could therefore have been granted a patent covering an invention of ours even if we had made the invention before it was made by the third party. Since patent applications in the United States and most other countries are confidential for at least 18 months after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.
The AIA also provides a process known as inter partes review, which has been used by many third parties to challenge and invalidate patents. The inter partes review process is not limited to patents filed after the AIA was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued or filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings, where inter partes reviews are conducted, compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a U.S. federal court action. Accordingly, a third party may attempt to use the USPTO procedures, e.g., an inter partes review, to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a U.S. federal court action.
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
We may not be able to obtain PTE under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States and equivalent extension in other countries and, as a result, our product candidates, if approved, may not have patent protection for a sufficient period.
In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits one PTE of up to five years beyond the normal expiration of one patent per product, which if related to a method of treatment patent, is limited to the approved indication. PTE compensates for patent term lost during the FDA regulatory approval process that occurs after the grant of a patent covering, for example, the product, its use, or a method for manufacturing it. The length of the PTE is typically calculated as one-half of the clinical trial period plus the entire period of time during the review of the BLA by the FDA. There is also a limit on the remaining patent term including PTE to a term that is no greater than fourteen years from the date of drug approval. Therefore, if we select and are granted a PTE on a recently filed and issued patent, we may not receive the full benefit of a possible PTE, if at all. We might also not be granted a PTE at all, because of, for example, our failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or other failure to satisfy any of the numerous applicable requirements. In addition, the regulatory review period of an FDA-approved product may not serve as the basis for a PTE if the active ingredient of such product was subject to regulatory review and approval in an earlier product approved by the FDA. Moreover, the applicable authorities, including the FDA and the USPTO in the United States and any equivalent regulatory authority in other countries, may not agree with our assessment of whether extensions of this nature are available and may refuse to grant extensions to our patents or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent’s normal expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case if we were accorded PTE. If this were to occur, it could have an adverse effect on our ability to generate product revenue.
In Europe, supplementary protection certificates are available to extend a patent term up to five years to compensate for patent term lost during regulatory review, and this period can be extended to five and a half years if data from clinical trials is obtained in accordance with an agreed Pediatric Investigation Plan. Although all countries in Europe must provide supplementary protection certificates, there is no unified legislation among European countries and, as a result, drug developers must apply for supplementary protection certificates on a country-by-country basis. As a result, we may need to expend significant resources to apply for and receive these certificates in all relevant countries and may receive them in some, but not all, countries, if at all.
Weakening patent laws and enforcement by courts in the United States and foreign countries may impact our ability to protect our markets.
The U.S. Supreme Court has issued opinions in patent cases in the last few years that many consider may weaken patent protection in the United States, either by narrowing the scope of patent protection available in certain circumstances, holding that certain kinds of innovations are not patentable or generally otherwise making it easier to invalidate patents in court. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce patents protecting our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we could become a party to foreign opposition proceedings, such as at the EPO, or patent litigation and other proceedings in a foreign court. If so, uncertainties resulting from the initiation and continuation of such proceedings could have an adverse effect on our ability to compete in the marketplace. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.
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
It is our policy to require our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors, and other third parties to execute confidentiality agreements no later than the commencement of employment, consulting, or service relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed by or made known to an individual or entity during the course of that party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not be able to obtain adequate remedies for any breaches of such agreements. Ultimately, enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. In addition, our trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any of that information was independently developed by a competitor, our competitive position could be harmed. To the best of our knowledge, no employee, corporate collaborator, outside scientific collaborator, CRO, CMO, consultant, advisor, or another third party has misappropriated any of our confidential or proprietary information, such as our trade secrets. In addition, courts inside and outside the United States are sometimes less willing or unwilling to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may consume significant amounts of our time and other resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Third parties may assert that our employees, consultants, or advisors have wrongfully used or disclosed confidential information or misappropriated trade secrets.
As is common in the biotechnology and pharmaceutical industries, we employ individuals that are currently or were previously employed at universities, research institutions or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. We may then be involved in litigation proceedings to defend against these claims. If we fail in defending against any such claims, in addition to potentially paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. Ultimately, any such litigation could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately engage in such litigation. For example, some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace. To the best of our knowledge, no employee, consultant, or advisor has disclosed any third party’s confidential or proprietary information, such as their trade secrets, to us.
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
•we, or our licensors or current or future collaborators, might not have been the first to make the inventions covered by the issued patents or pending patent applications that we license or may own in the future, potentially resulting in the invalidation of such patents or refusal of such applications;
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
•it is possible that our pending, owned or in-licensed patent applications or those that we may own or license in the future will not lead to issued patents;
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
The research, testing, manufacturing, labeling, approval, selling, import, export, adverse event reporting, record keeping, advertising, promotion, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. As such, the amount of time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the FDA. We are not permitted to market any biological product in the United States until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure, potent, and effective for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may also have programs similar to REMS and may require that our product candidates become subject to such programs as a condition of approval in the applicable jurisdictions. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP regulations for any clinical trials that we conduct post-approval.
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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
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
•HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal health care programs;
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
•state and foreign laws which govern the privacy and security of health information and personal data in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways or conflict with each other and often are not preempted by HIPAA, thus complicating compliance efforts; and
•See also the section entitled “Business --- Government Regulations and Product Approval -- Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” and “Business –Government Regulations and Product Approval-- Health Care Reform Measures” in this Annual Report on Form 10-K.
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
All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates or any of our potential future product candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny of the FDA’s approval process by the executive and legislative branches of the U.S. government may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 to avoid a disruption in FDA’s activities supported by industry user fees.
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
In addition, the DSCSA enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and the applicable requirements under the law became fully enforceable as of November 27, 2024. As another example, on December 20, 2019, a piece of bipartisan legislation called the CREATES Act, which establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms,” was signed into law as part of the Further Consolidated Appropriations Act for 2020 (P.L. 116-94). Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidances or interpretations will be changed, or whether such changes will have any impact on our business.

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
The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that appear to be contributing to additional federal and state legislative and regulatory proposals, as well as enforcement action and private litigation, targeting PBM operations, pharmacy networks, and financial arrangements. In February 2026, several PBM regulatory reforms became law as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The DOL also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under ERISA and would allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. Further, in September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in the FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. Initial federal court decisions appear to support the FTC’s policy challenging such patent listing practices, allowing the FTC to continue pressuring companies to comply, which has led some companies to remove patent listings deemed “improper” from the Orange Book. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.
In August 2022, the IRA was signed into law. The IRA includes multiple provisions that may impact the prices of drug products throughout the United States. Under the IRA, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug or biological product that is paid for by Medicare Parts B or D. CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition, and starting in payment year 2028, CMS will begin negotiating drug prices for a select number of Part B drugs. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities announcing the first round of negotiated prices for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. Ultimately, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because of multiple ongoing lawsuits against CMS brought by large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce).
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
Many state laws govern the privacy and security of health information and personal data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, in 2018, California enacted the CCPA which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on certain entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. In addition, the CPRA was recently enacted to strengthen elements of the CCPA and became effective on January 1, 2023. A number of other states have either enacted their own omnibus privacy laws or continued to deliberate and introduce similar privacy law proposals. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
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
Relatedly, following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), the European Union GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the European Union GDPR into United Kingdom law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. In addition, the next FDA user fee reauthorization package entered stakeholder negotiations in mid-2025, and any agreement must be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.
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
As of December 31, 2025, we had 33 full-time employees and, in connection with the growth and advancement of our pipeline and becoming a public company, we expect to continue to increase the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential, proprietary, or other critical or sensitive information or data, we could incur liability including litigation exposure, penalties and fines, we could become the subject of regulatory actions or investigations, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients, to the extent we have such information, or our employees, could harm our reputation, require us to comply with federal and/or state data breach notification laws and foreign law equivalents, and potential contractual obligations, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In the event we are subject to any mandatory disclosures of a data security breach, such disclosure will be costly, could lead to negative publicity, and may cause the third parties that we work with or may work with in the future to lose confidence in the effectiveness of our data security measures. Despite our implementation of security and other protective measures, sustained or repeated IT system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. Any of the above could have a material adverse effect on our business, financial condition, reputation, competitive advantage, results of operations or prospects. While we maintain cyber-liability insurance (covering security and privacy matters), such insurance may not be adequate to cover any losses experienced as a result of a cybersecurity incident.
Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
We may use and integrate artificial intelligence into our business processes. Use of this rapidly evolving technology will require the application of significant resources to design, develop, test, and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and in a socially responsible manner. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm, or legal liability.

A growing number of legislators and regulators in the U.S. and globally are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harm or other causes of action we did not predict. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.
If we develop or use artificial intelligence systems governed by rapidly developing laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, global threat actors are using increasingly sophisticated methods, including artificial intelligence, to engage in the theft and misuse of confidential information and proprietary information. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
Our business, operations and clinical development timelines and plans are subject to risks arising from epidemic or pandemic diseases.
The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, CMOs, communities and business operations, as well as the U.S. and global economies and financial markets. To date we have not experienced material disruptions in our business operations due to COVID-19. Measures taken by the governmental authorities to respond to any future epidemic or pandemic disease outbreaks could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for clinical products for use in our clinical trials and research and nonclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including due to measures taken that may limit social interaction or prevent reopening of high-transmission settings, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our nonclinical studies and clinical trials, and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future epidemic or pandemic disease outbreak could also potentially further affect the business of the FDA, the EMA or other regulatory authorities, which could result in delays in meetings related to our planned clinical trials, including those for marketing approval of our product candidates. Any future epidemic disease outbreak may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.
General Risk Factors
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have periodically experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in the Middle East, in Venezuela, and between Russia and Ukraine, geopolitical tensions with China, terrorism or other geopolitical events, including the imposition of tariffs. Sanctions imposed by the United States and other countries in response to such conflicts, including the ones in the Middle East and in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, the imposition of substantial tariffs by the United States on imports from various countries, including China, Canada, and Mexico, and the possible countermeasures by these countries could increase costs, disrupt the global supply chain, and create additional operational challenges. The uncertainty surrounding future trade relationships and the potential for increased market volatility and currency exchange rate fluctuations along with tariffs and trade regulations could have an adverse effect on our business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves, or on less favorable terms than we would otherwise choose. In addition, one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our clinical development goals on schedule and on budget.
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
Inflation has the potential to negatively impact our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The presence of inflation in the economy has led to, and may continue to lead to, higher interest rates, increased capital costs, supply shortages, and rising labor, manufacturing, shipping and other costs, along with weaker exchange rates and other similar effects. In addition, fluctuations in inflation, geopolitical and broader macroeconomic developments and global supply chain disruptions have caused, and may in the future cause, uncertainty in the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. As a result, we have experienced, and may continue to experience, higher costs. While we may implement measures to mitigate inflation’s impact, if these measures prove ineffective, our business, financial condition, results of operations and liquidity could be significantly harmed. Even if these measures are successful, there may be a delay between the implementation of these actions and their effect on our operations, compared to when the inflationary costs are incurred.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the CARES Act which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 outbreak, including temporary beneficial changes to the treatment of net operating losses (“NOLs”), interest deductibility limitations and payroll tax matters. Additionally, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (“TCJA”), which significantly reformed the Internal Revenue Code (the “Code”). The TCJA included significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we had a net loss for all years in the aggregate. In addition, on July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes a broad range of tax reform provisions, including 100% bonus depreciation and domestic research cost expensing. Additionally, the OBBBA modifies certain key provisions from the TCJA and expands certain incentives from the IRA. Certain provisions of the OBBBA are effective in 2025 while others are effective for tax years beginning after 2025. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA, the CARES Act, the IRA, and the OBBBA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Such tax law changes could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. While it is too early to assess the overall impact of these changes, as these and other tax laws and related regulations are revised, enacted, and implemented, our financial condition, results of operations, and cash flows could be materially adversely impacted.
Our ability to use NOL carryforwards and other tax attributes may be limited.
We have incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. December 31, 2025, we had U.S. federal NOL carryforwards and state NOL carryforwards of approximately $311.4 million and $179.5 million, respectively. Under current law, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Code, federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
The market price of our common stock is expected to be volatile, and the market price of our common stock may drop.
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of smaller biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
•failure to meet or exceed the financial and development projections we may provide to the public;
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
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. Further, our director and officer liability insurance cost may increase as a result of litigation of this nature and our insurance deductible may be significant before our insurers are required to provide any coverage to us. Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of Nasdaq. If we are not able to maintain the requirements for listing on Nasdaq, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition or a change in management that our stockholders might consider favorable. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
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
Our amended and restated certificate of incorporation and amended and restated bylaws, provide, among other things, that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) generally will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware.
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

In addition to the (i) “at-the-market” offering program entered into in June 2024 under which we may offer and sell, from time to time, up to $40 million of shares of common stock through JonesTrading Institutional Services LLC, as agent, (ii) January 2025 underwritten offering of 1,261,830 shares of our common stock and common warrants to purchase up to 1,261,830 shares of our common stock, and (iii) warrant to purchase an aggregate of 103,225 shares of our common stock we issued to GKCC in connection with the note purchase agreement we entered into with GKCC in June 2025 (the “Note Purchase Agreement”), we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock in order to raise additional capital in the future. We cannot assure our stockholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our stockholders paid for our shares. Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our stockholders and our stockholders may experience dilution. Our stockholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.
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
Yekaterina (Katie) Chudnovsky, a member of our board of directors, and GKCC, an entity controlled by Ms. Chudnovsky, together beneficially own 43.1% of our outstanding common stock as of March 10, 2026, assuming the exercise of all warrants and vested options held by Ms. Chudnovsky and GKCC. Although we are not a “controlled company” within the meaning of the corporate governance standards of Nasdaq, Ms. Chudnovsky, through her control of GKCC, is able to significantly influence our decisions, including the election of directors and the approval of significant corporate transactions, such as mergers and related party transactions. Ms. Chudnovsky, through her control of GKCC, has the ability to delay or perhaps even block, by ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that stockholders might view favorably. Additionally, our largest stockholder’s interests may not align with the interests of our other stockholders. Our largest stockholder may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us and our largest stockholder may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
The terms of our note arrangement with GKCC, an entity controlled by a member of our board of directors, places certain restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On June 3, 2025, we entered into the Note Purchase Agreement with GKCC pursuant to which we issued to GKCC a 3.0% Senior Secured Promissory Note due June 3, 2028 (the “Note”) in the principal amount of $10.0 million. If we raise any additional debt through a financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of the proceeds of such additional debt financing, as well as prohibitions on our ability to incur further debt financing, create liens, pay dividends, redeem capital stock or make investments.
If we default under the terms of the Note beyond the applicable grace period, if any, GKCC may declare all amounts outstanding under the Note to be immediately due and payable. If we are unable to repay the amounts due under the Note upon GKCC’s declaration, GKCC could proceed against the collateral granted to it to secure the obligations under the Note Purchase Agreement (including but not limited to taking control of our pledged assets and foreclosing on other collateral, including those of our subsidiaries, Elicio Operating Company, Inc. and Elicio Securities Corp.). The enforcement by GKCC upon its declaration to accelerate the obligations under the Note, as mentioned above, could adversely affect our operations. Further, if we are liquidated, GKCC’s right to repayment, as well as the right to repayment of other lenders under any additional debt financing, would be senior to the rights of the holders of our common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the critical importance of protecting the confidentiality, integrity and availability of our business operations and systems. With this in mind, we have implemented and maintain ongoing cybersecurity risk management practices, in accordance with our risk profile and business size, under the oversight of our Audit Committee that are designed to identify, assess, and mitigate cybersecurity risk. Our cybersecurity program is informed by the National Institute of Standards and Technology Cybersecurity Framework, and other applicable industry standards. We engage third-party service providers and vendors to assist us in managing our cybersecurity programs and information technology systems.
Cybersecurity Risk Management and Strategy; Effect of Risk
To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity program to develop and implement effective systems and prepare for information security risks. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services supported by our third-party service providers, including regular network and endpoint monitoring to inform our risk identification and assessment, as well as undertaking the following activities:
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
•employ multiple backup systems for our data stored on our servers or other information systems with backup data stored in secure, offsite locations;
•perform annual phishing tests with employees in an effort to deter and detect cyber threats; and
•hold and maintain third-party cyber-liability insurance coverage, covering security and privacy matters, commensurate with industry standards for a company of our size and stage.
We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cyber security incidents, that we believe have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information, see the section in our Risk Factors in this Annual Report on Form 10-K under the heading “Our internal information technology systems, or those of our vendors, collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents, loss of data, and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business,” which disclosures are incorporated by reference herein.
Cybersecurity Governance; Management
Our board of directors considers cybersecurity risks as part of its risk oversight function and has delegated the oversight of cybersecurity and other information technology risks to our Audit Committee.
Our Audit Committee receives periodic updates from our General Counsel regarding our cybersecurity program and risks, including, as necessary, any material cybersecurity threat risks or incidents, as well as the steps management has taken to respond to such risks. Members of our Audit Committee are also encouraged to engage in conversations with management on cybersecurity-related news events, including any updates to applicable regulatory requirements and industry standards, and discuss our ongoing or any proposed updates to our cybersecurity risk management and strategy programs. The Audit Committee reports to the full board of directors regarding its activities and risk management functions, including those related to cybersecurity.
Our cybersecurity program, which is discussed in greater detail above, is overseen by certain members of our management team, including our General Counsel who manages our contracted third-party managed security service provider. Our third-party managed security service provider has over 25 years of experience in cybersecurity and is informed about and monitors our cybersecurity risk through participation in the cybersecurity risk management and strategy processes described above. Our legal, finance, and operations teams oversee and review any reports of cybersecurity risks or breaches provided by our third-party managed security service provider. Additionally, our legal, finance, and operations teams review and assess potential improvements to our cybersecurity policies and procedures with input from third-party vendors and professional services firms, as appropriate. As discussed above, the General Counsel reports to the Audit Committee of our board of directors about cybersecurity related matters, periodically.

Item 2. Properties
In July 2021, we entered into a lease agreement for approximately 13,424 square feet of office and laboratory space in Boston, Massachusetts, which serves as our corporate headquarters. The lease commenced in February 2022. The lease term is for eight years and expires February 28, 2030 and does not contain an option to renew. The initial annual rent was $1,235,008 with a 3% annual increase. We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current operational needs. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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
Holders of Record
As of March 10, 2026 there were approximately 197 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.
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
Overview
We are a clinical-stage biotechnology company advancing novel immunotherapies for the treatment of cancer, including mKRAS-positive pancreatic cancer, CRC, lung cancer and other mKRAS positive cancers. We intend to build on recent clinical successes in the personalized cancer immunotherapy space to develop effective, off-the-shelf immunotherapies. Our proprietary AMP technology aims to enhance the education, activation and amplification of cancer-specific T cells relative to conventional immunotherapy strategies, with the goal of promoting durable cancer immunosurveillance in patients. Recent advances have identified T cell responses as a key component of effective cancer immunotherapy and we believe our AMP technology can generate robust T cell responses in patients that can potentially translate to meaningful clinical benefit.
We believe the therapeutic utility of currently approved and development stage cancer immunotherapies is limited in many cases due to their inability to sufficiently localize to lymph nodes and adequately engage with the critical immune cells responsible for stimulating adaptive immunity. Our AMP technology is specifically intended to localize payloads to lymph nodes leading to the generation of a robust T cell response that we believe is critical to generate an anticancer immune response.
Our lead programs focus on our cancer immunotherapy product candidates, which target biologically validated driver tumor mutations using common and well-characterized neoantigens. This strategy results in an “off-the-shelf” therapeutic option allowing patients to receive treatment without delays due to manufacturing timelines and without the increased costs associated with personalized immunotherapy approaches.

Our clinical pipeline includes the lymph node targeted cancer immunotherapy ELI-002 7P, currently being evaluated in a Phase 2 study, designed to stimulate an immune response against mKRAS pancreatic ductal adenocarcinoma (“PDAC”), the most common form of pancreatic cancer. The ELI-002 7P formulation is designed to provide broad immune responses targeting seven KRAS mutations that are observed in approximately 88% of PDAC patients and 25% of all solid tumors, thereby increasing the potential patient population for ELI-002 7P beyond PDAC alone. In August 2025, we announced that following the Independent Data Monitoring Committee’s (“IDMC”) pre-specified interim review of unblinded safety and efficacy data in our Phase 2 AMPLIFY-7P study in mKRAS-driven PDAC, the IDMC recommended that the trial continue to the final analysis without modifications. In addition, the IDMC confirmed the favorable safety profile of ELI-002 7P as of such date. We anticipate the final disease-free survival analysis to occur in the first half of 2026. ELI-002 2P (2-peptide formulation) has been studied previously in the Phase 1 (AMPLIFY-201) trial in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy. ELI-002 2P and ELI-002 7P also have been studied in patients with mKRAS-positive CRC in Phase 1 studies. The AMPLIFY-201 Phase 1 data for PDAC and CRC was presented at the ESMO Immuno-Oncology Congress 2024 and published in Nature Medicine (Wainberg et al, 2025) and included a 16.3-month median recurrence-free survival and 28.9-month median overall survival for the full study population. In the future, we plan to expand ELI-002 7P to other indications including mKRAS positive lung cancer and other mKRAS positive cancers.
Our preclinical pipeline includes the lymph node targeted immunotherapies ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-(“BRAF”) driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53 (“TP53”)- expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Our operations to date have been financed primarily by aggregate net proceeds of $219.7 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion Biomedica Corp. (“Angion”). Since inception, we have had significant annual operating losses. Our net loss was $39.6 million and $51.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $233.7 million and $18.6 million in cash and cash equivalents.
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) was incorporated in Delaware as Vedantra Pharmaceuticals Inc. in August 2011. In 2023, the Company completed a reverse merger transaction with Angion, a clinical-stage biotechnology company, Arkham Merger Sub, Inc., a wholly owned subsidiary of Angion (“Merger Sub”), and Elicio Operating Company, Inc. (“Former Elicio”), pursuant to which Merger Sub merged with and into Former Elicio, with Former Elicio surviving the merger as a wholly owned subsidiary of Angion (the “Merger”). On June 1, 2023, the Company completed the Merger in accordance with the terms and conditions of the Merger Agreement and Angion changed its name from “Angion Biomedica Corp.” to “Elicio Therapeutics, Inc.” Following the Merger, Former Elicio and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established in August 2019 for the purpose of qualifying for research credits for studies conducted in Australia, became our wholly owned subsidiaries.
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Annual Report on Form 10-K, we believe that our cash on hand will enable us to fund our operations into the third quarter of 2026 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of our common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
•advance our lead product candidate, ELI-002 7P, to late-stage clinical trials;
•advance our preclinical programs to clinical trials;
•expand our pipeline of product candidates;
•seek regulatory approval for our investigational medicines;
•maintain, expand, protect and defend our intellectual property portfolio;
•acquire or in-license technology;
•expand our clinical, scientific, management and administrative teams; and
•operate as a public company.
As of the filing date of this Annual Report on Form 10-K, we believe that our cash on hand will enable us to fund our operations into the third quarter of 2026 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
Other Expense
For the years ended December 31, 2025 and 2024, other income and expense consisted primarily of interest income and expense, foreign exchange transaction gains and losses, gain on sale of equipment, grant income, gains and losses related to the re-measurement of our warrant liabilities, and a loss on issuance of the July 2024 Pre-Funded Warrants.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Operating expenses:
Research and development	$24,903	$33,656	$(8,753)	(26.0)%
General and administrative	12,811	11,330	1,481	13.1%
Total operating expenses	37,714	44,986	(7,272)	(16.2)%
Loss from operations	(37,714)	(44,986)	7,272	(16.2)%
Other expense, net	(1,857)	(6,912)	5,055	(73.1)%
Net loss	$(39,571)	$(51,898)	$12,327	(23.8)%
_______________________

Research and Development Expenses

Research and development expenses decreased by $8.8 million, or 26.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The net decrease in research and development expenses was primarily due to lower clinical costs as patients progressed into the observation phase the Phase 2 study of ELI-002 7P.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million, or 13.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase in headcount for 2025.
Other Expense
Other expense for the year ended December 31, 2025 was $1.9 million compared to other expense of $6.9 million for the year ended December 31, 2024. The decrease of $5.1 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants and the losses recognized from the March 2024 Offering and the July 2024 Public Offering.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Since inception, we have had significant operating losses. Our net loss was $39.6 million and $51.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $233.7 million and $18.6 million in cash and cash equivalents. Our operations through December 31, 2025 have been financed primarily by aggregate net proceeds of $219.7 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Our sources of liquidity for the years ended December 31, 2025 and 2024 are described below.
At-The-Market Equity Programs
In May 2022, we filed a registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, we entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, that provided for the issuance and sale of up to $21 million of shares of common stock from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement and related prospectus filed with the Prior Shelf Registration Statement (the “2022 ATM Program"). During the year ended December 31, 2024, we issued and sold a total of 650,179 shares of common stock under the 2022 ATM Program for aggregate net proceeds of $5.4 million after deducting sales commissions. In May 2024, we terminated the 2022 ATM Program.
In June 2024, we filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, we entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, as agent, to provide for the issuance and sale of up to $40 million of shares of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program” and, collectively with the 2022 ATM Program, the “ATM Programs”). During the year ended December 31, 2025, we issued and sold 1,717,507 shares of common stock for net proceeds of $16.2 million under the 2024 ATM Program. During the year ended December 31, 2024, we issued and sold 53,795 shares of common stock for net proceeds of $0.3 million under the 2024 ATM Program.
Private Placement
In March 2024, we entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, LLC (“GKCC”), an entity controlled by a member of Elicio’s board of directors, providing for the issuance and sale by Elicio to GKCC of pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to 1,032,702 shares of common stock, at a purchase price per March 2024 Pre-Funded Warrant of $5.81 (the “March 2024 Offering”). Each March 2024 Pre-Funded Warrant issued and sold in the March 2024 Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March 2024 Pre-Funded Warrants. The net proceeds from the March 2024 Offering were $6.0 million. Refer to Note 8 for additional information.
Public Offerings
In July 2024, we closed an underwritten public offering (the “July 2024 Public Offering”), consisting of (i) 500,000 shares of common stock (the “July 2024 Shares”), (ii) pre-funded warrants exercisable for 1,800,000 shares of common stock (the “July 2024 Pre-Funded Warrants”), and (iii) common warrants to purchase up to 2,300,000 shares of common stock, (the “July 2024 Common Warrants”). Each July 2024 Pre-Funded Warrant issued and sold in the July 2024 Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the

July 2024 Pre-Funded Warrants. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants, are immediately exercisable and will expire five years from the issuance date. The net proceeds from the July 2024 Public Offering were $10.9 million after deducting commissions and other transaction costs.
The July 2024 Public Offering consisted of the July 2024 Shares or in lieu thereof, the July 2024 Pre-Funded Warrants, and accompanying July 2024 Common Warrants. Each July 2024 Share and accompanying July 2024 Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July 2024 Common Warrant, and each July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant were sold together at a combined offering price of $4.99 per July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant, which represented the combined purchase price per July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant less the $0.01 per share exercise price for each such July 2024 Pre-Funded Warrant. Refer to Notes 3 and 8 for additional information.
In January 2025, we entered into a securities purchase agreement with certain institutional investors (each an “Investor” and, collectively, the “Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by Elicio directly to the Investors (the “January 2025 Offering”): (i) an aggregate of 1,261,830 shares of common stock (the “January 2025 Shares”) and (ii) common warrants to purchase up to an aggregate of 1,261,830 shares of common stock (the “January 2025 Common Warrants”). Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire 5 years from the issuance date. The January 2025 Offering resulted in net proceeds of $9.2 million after deducting the placement agent’s fees and related offering expenses.
Senior Secured Convertible Note Financing
In August 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC pursuant to which we issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Convertible Note Financing”). Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, with an initial interest payment date of June 30, 2025. We received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs. In March 2025, Elicio exercised its right under the Convertible Note to require GKCC to convert the full amount of the Convertible Note, including all accrued and unpaid interest, into shares of Elicio’s common stock. In March 2025, we issued 3,500,573 shares of common stock to GKCC in exchange for the principal balance of $20.0 million plus $0.3 million in accrued interest, in satisfaction in full of the Convertible Note. Refer to Note 11 for additional information.
Senior Secured Promissory Note Financing
In June 2025, we entered into a note purchase agreement (the “June 2025 Promissory Note Financing”) with GKCC pursuant to which we issued a Senior Secured Promissory Note due June 3, 2028 (the “June 2025 Promissory Note”) in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, we issued to GKCC a warrant to purchase an aggregate of 103,225 shares of common stock (the “June 2025 Warrant”). The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. We received net proceeds of approximately $9.9 million from the June 2025 Promissory Note Financing, after deducting debt issuance costs. Refer to Note 11 for additional information.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. The consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We plan to address this condition through the sale of our common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. However, there is no assurance that we will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should we be unable to raise this amount of capital our operating plans will be limited to the amount of capital that we can access. We may also consider steps to reduce our operating expenses. There can be no assurances that we will be successful in any of the foregoing.

Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024

Net cash provided by (used in)
Operating activities	$(36,952)	$(37,068)
Investing activities	(16)	(84)
Financing activities	36,695	42,321
Effect of foreign currency on cash	48	22
Net (decrease) increase in cash	$(225)	$5,191
Operating activities
For the year ended December 31, 2025, net cash used in operating activities was $37.0 million, which primarily consisted of a net loss of $39.6 million and a change in net operating assets and liabilities of $3.4 million partially offset by net non-cash charges of $6.1 million. The change in net operating assets and liabilities of $3.4 million was the result of a $1.2 million decrease in the deferred research obligation, a $1.1 million decrease in prepaid expenses and other current assets, a $0.2 million increase in other long-term prepaid assets, a $0.9 million decrease in the operating lease liability, and a net decrease in accounts payable and accrued expenses of $2.4 million. The $6.1 million of net non-cash charges were related to $1.9 million of change in the fair value of warrant liabilities, $2.7 million of stock-based compensation expense, $1.1 million related to amortization of the right-of-use (“ROU”) asset and debt discount, $0.1 million of non-cash interest expense, and $0.2 million of depreciation.
For the year ended December 31, 2024, net cash used in operating activities was $37.1 million, which primarily consisted of a net loss of $51.9 million and a change in net operating assets and liabilities of $3.9 million partially offset by net non-cash charges of $10.9 million. The change in net operating assets and liabilities of $3.9 million was the result of a $0.5 million increase in the deferred research obligation, an $0.8 million decrease in prepaid expenses and other current assets, a $2.2 million decrease in other long-term prepaid assets, a $0.9 million decrease in the operating lease liability, and a net increase in accounts payable and accrued expenses of $1.3 million. The $10.9 million of net non-cash charges were related to $3.9 million of change in the fair value of warrant liabilities, $3.5 million loss on the issuance of the pre-funded warrants and common warrants from the March 2024 Offering and the July 2024 Public Offering, $1.5 million of stock-based compensation expense, $0.9 million related to amortization of the ROU asset, $0.5 million related to issuance costs for the pre-funded warrants and common warrants from the March 2024 Offering and the July 2024 Public Offering, $0.3 million of depreciation, $0.2 million of non-cash interest expense, and $0.1 million of amortization of debt discount.
Investing activities
For the years ended December 31, 2025 and 2024, net cash provided by or used in investing activities was immaterial.
Financing activities
For the year ended December 31, 2025, net cash provided by financing activities was $36.7 million as a result of net cash proceeds of $16.2 million from the issuance of shares of common stock under the 2024 ATM Program, $9.9 million from the June 2025 Promissory Note Financing, $9.2 million from the January 2025 Offering, $1.3 million from the exercise of common warrants, and $0.1 million from the exercise of stock options.
For the year ended December 31, 2024, net cash provided by financing activities was $42.3 million comprised of $19.7 million of net proceeds from the issuance of the Convertible Note, $11.5 million of proceeds from the issuance of common warrants related to the July 2024 Public Offering, $6.0 million of proceeds from the issuance of common warrants related to the March 2024 Offering, net cash proceeds of $4.6 million from the issuance of shares of common stock under the ATM Programs, and $1.1 million from the issuance of shares of common stock related to the July 2024 Public Offering, offset by $0.5 million of issuance costs for the pre-funded warrants and common warrants.
Future Cash Needs and Funding Requirements
Based on our current operating plan, as of the filing date of this Annual Report on Form 10-K, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the third quarter of 2026. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
▪the scope, progress, results and costs of researching and developing product candidates, and conducting preclinical studies and clinical trials;
▪the outcome of any future clinical trials, for any existing or future product candidates;

▪whether we are able to take advantage of any FDA expedited development and approval programs for any of our product candidates;
▪the outcome, costs and timing of seeking, obtaining and maintaining FDA and any foreign regulatory approvals;
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
▪the effect of competing technology, market developments and government policy;
▪the costs associated with being a public company, including our need to implement additional internal systems and infrastructure, including financial and reporting systems;
▪the costs associated with securing and establishing commercialization and manufacturing capabilities, as well as those associated with packaging, warehousing and distribution;
▪the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future and the timing and amount of payments thereunder; and
▪the timing, receipt and amount of sales and general commercial success of any future approved products, if any.
Until such time as we can generate significant revenue from sales of product candidates, if ever, we expect to finance our operations through the sale of our common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.
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
Accrued Research and Development Costs

We incur, and expect to continue to incur, substantial expenses associated with manufacturing and clinical trials. Accounting for clinical trials relating to activities performed by contract research organizations (“CROs”) and other external vendors requires management to make significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CROs and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses on the balance sheets and within research and development expense on the consolidated statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.
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
Emerging Growth Company and Smaller Reporting Company Status
We are a smaller reporting company and an emerging growth company, as defined under the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor's report on internal controls over financial reporting pursuant to Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting standards as of public company effective dates.
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

Item 8. Financial Statements and Supplementary Data.

The financial statements of Elicio Therapeutics, Inc., listed below are set forth in Item 8 of this Annual Report for the years ended December 31, 2025 and 2024:
ELICIO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Elicio Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Elicio Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operating activities since inception, and has an accumulated deficit as of December 31, 2025, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
/s/ Baker Tilly US, LLP
Tewksbury, Massachusetts
March 12, 2026
We have served as the Company's auditor since 2019.

ELICIO THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$18,563	$17,618
Restricted cash, current	—	1,178
Prepaid expenses and other current assets	748	1,897
Total current assets	19,311	20,693
Property and equipment, net	295	483
Operating lease, right-of-use assets	4,782	5,706
Restricted cash, noncurrent	704	696
Other long-term prepaid assets	770	600
Total assets	$25,862	$28,178
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$672	$1,038
Accrued expenses	6,427	8,415
Deferred research obligation	—	1,169
Operating lease liability, current	1,011	901
Total current liabilities	8,110	11,523
Warrant liabilities	2,615	2,828
Operating lease liability, noncurrent	4,094	5,105
Long-term debt, net	9,407	20,034
Total liabilities	24,226	39,490
Commitments and contingencies—Note 9
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 17,814,762 and 11,043,837 shares issued at December 31, 2025 and 2024, respectively; 17,800,307 and 11,029,382 shares outstanding as of December 31, 2025 and 2024, respectively	178	110
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	235,407	183,004
Accumulated other comprehensive loss	(127)	(175)
Accumulated deficit	(233,672)	(194,101)
Total stockholders' equity (deficit)	1,636	(11,312)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$25,862	$28,178

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$24,903	$33,656
General and administrative	12,811	11,330
Total operating expenses	37,714	44,986
Loss from operations	(37,714)	(44,986)
Other (expense) income
Change in fair value of warrant liabilities	(1,915)	(3,886)
Loss on issuance of pre-funded warrants	—	(3,502)
Gain on sale of equipment	—	3
Foreign exchange transaction gain	—	151
Grant income	415	—
Interest income	776	777
Interest expense	(1,133)	(455)
Total other expense, net	(1,857)	(6,912)
Provision for income taxes	—	—
Net loss	(39,571)	(51,898)
Other comprehensive gain:
Foreign currency translation adjustment	48	22
Comprehensive loss	$(39,523)	$(51,876)
Net loss per common share, basic and diluted	$(2.58)	$(4.25)
Weighted average common shares outstanding, basic and diluted	15,312,751	12,202,996

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Amount
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)
Exercise of stock options	32,515	—	—	—	149	—	—	149
Issuance of common stock from at-the-market offering, net of issuance costs of $0.5 million	1,717,507	17	—	—	16,227	—	—	16,244
Issuance of common stock from January 2025 Offering, net of issuance costs of $0.8 million	1,261,830	13	—	—	9,130	—	—	9,143
Issuance of common stock from the exercise of July 2024 Common Warrants	258,500	3	—	—	3,418	—	—	3,421
Conversion of Convertible Note into common stock, net of issuance costs of $0.3 million	3,500,573	35	—	—	20,141	—	—	20,176
Issuance of common warrants associated with June 2025 Promissory Note	—	—	—	—	641	—	—	641
Stock-based compensation	—	—	—	—	2,697	—	—	2,697
Foreign currency translation adjustment	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(39,571)	(39,571)
Balance as of December 31, 2025	17,814,762	$178	(14,455)	$(150)	$235,407	$(127)	$(233,672)	$1,636

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Stockholders' (Deficit) Equity
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Par Value	Shares	Amount
Balance as of December 31, 2023	9,618,178	$96	(14,455)	$(150)	$153,827	$(197)	$(142,203)	$11,373
Issuance of common stock from at-the-market offering, net of issuance costs of $0.1 million	703,974	7	—	—	5,628	—	—	5,635
Exercise of stock options	9,757	—	—	—	39	—	—	39
Issuance of common stock upon settlement of restricted stock units	1,928	—	—	—	25	—	—	25
Issuance of common stock from the July 2024 Public Offering, net of issuance costs of $0.5 million	510,000	5	—	—	1,075	—	—	1,080
Issuance of common stock from the exercise of July 2024 Pre-Funded Warrants	200,000	2	—	—	1,014	—	—	1,016
Reclassification of liability-classified warrants to equity classified warrants	—	—	—	—	19,944	—	—	19,944
Stock-based compensation	—	—	—	—	1,452	—	—	1,452
Foreign currency translation adjustment	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	(51,898)	(51,898)
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(39,571)	$(51,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	204	321
Amortization of right-of-use assets, operating leases	924	857
Amortization of debt discount	217	75
Non-cash interest expense	107	232
Costs expensed upon the issuance of warrants	—	549
Change in fair value of warrant liabilities	1,915	3,886
Loss on issuance of warrants	—	3,502
Stock-based compensation	2,697	1,452
Gain on disposal of property and equipment	—	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,149	835
Other long-term prepaid assets	(170)	2,233
Accounts payable	(366)	(3,331)
Accrued expenses	(1,988)	4,658
Deferred research obligation	(1,169)	475
Operating lease liability	(901)	(911)
Net cash used in operating activities	(36,952)	(37,068)
Cash flows from investing activities
Purchases of property and equipment	(16)	(87)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	(16)	(84)
Cash flows from financing activities
Proceeds from the exercise of common stock warrants	1,293	—
Proceeds from June 2025 Promissory Note, net of issuance costs	9,866	—
Proceeds from issuance of common stock warrants from March 2024 Offering	—	5,985
Proceeds from issuance of common stock warrants from July 2024 Public Offering	—	11,484
Proceeds from issuance of common stock from at-the-market offerings, net of issuance costs.	16,244	4,555
Proceeds from issuance of common stock from July 2024 Public Offering	—	1,080
Payment of warrant issuance costs	—	(549)
Proceeds from issuance of Convertible Note, net of issuance costs	—	19,727
Proceeds from issuance of common stock and common warrants from January 2025 Offering	9,143	—
Proceeds from exercise of stock options	149	39
Net cash provided by financing activities	36,695	42,321
Effect of foreign currency on cash	48	22
Net (decrease) increase in cash, cash equivalents and restricted cash	(225)	5,191
Cash, cash equivalents and restricted cash at the beginning of the year	19,492	14,301
Cash, cash equivalents and restricted cash at the end of the year	$19,267	$19,492

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,563	$17,618
Restricted cash	704	1,874
Total cash, cash equivalents and restricted cash	$19,267	$19,492

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

Supplemental disclosure of noncash investing and financing activities:
Fair value of pre-funded warrants at issuance date	$—	$13,382
Fair value of common warrants at issuance date	$—	$6,509
Fair value of common warrants upon settlement	$2,126	$—
Accretion of promissory note to face value	$—	$26
Fair value of common warrants issued with January 2025 Offering	$9,719	$—
Fair value of common warrants issued with June 2025 Promissory Note	$641	$—
Non-cash vesting of restricted common stock	$—	$25
Conversion of related-party senior note and interest into common stock	$20,176	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) is a clinical-stage biotechnology company advancing novel immunotherapies for the treatment of cancer, including mKRAS-positive pancreatic, colorectal cancer, lung cancer and other mKRAS positive cancers. Elicio and its wholly-owned subsidiaries, Elicio Securities Corporation (“ESC”), an investment company, Elicio Operating Company, Inc. (“Former Elicio”) and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established for the purposes of qualifying for research credits for studies conducted in Australia, are collectively referred to as “Elicio” throughout these consolidated financial statements.
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of December 31, 2025, the Company had an accumulated deficit of $233.7 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. Our sources of liquidity for the years ended December 31, 2025 and 2024 are described below.
At-The-Market Equity Programs
In May 2022, the Company filed a registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, and warrants to purchase common stock, preferred stock and/or debt securities, not to exceed an aggregate initial offering price of $100 million. Simultaneously, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, as sales agents, that provided for the issuance and sale of up to $21 million of shares of common stock from time to time in “at-the-market” offerings under the Prior Shelf Registration Statement and related prospectus filed with the Prior Shelf Registration Statement (the “2022 ATM Program"). During the year ended December 31, 2024, the Company issued and sold a total of 650,179 shares of common stock under the 2022 ATM Program for aggregate net proceeds of $5.4 million after deducting sales commissions. In May 2024, the Company terminated the 2022 ATM Program.
In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, as agent, to provide for the issuance and sale of up to $40 million of shares of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program” and, collectively with the 2022 ATM Program, the “ATM Programs”). During the year ended December 31, 2025, the Company issued and sold 1,717,507 shares of common stock for net proceeds of $16.2 million under the 2024 ATM Program. During the year ended December 31, 2024, the Company issued and sold 53,795 shares of common stock for net proceeds of $0.3 million under the 2024 ATM Program.
Private Placement
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, LLC (“GKCC”), an entity controlled by a member of Elicio’s board of directors, providing for the issuance and sale by Elicio to GKCC of pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to 1,032,702 shares of common stock, at a purchase price per March 2024 Pre-Funded Warrant of $5.81 (the “March 2024 Offering”). Each March 2024 Pre-Funded Warrant issued and sold in the March 2024 Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March 2024 Pre-Funded Warrants. The net proceeds from the March 2024 Offering were $6.0 million. Refer to Note 8 for additional information.
Public Offerings
In July 2024, the Company closed an underwritten public offering (the “July 2024 Public Offering”), consisting of (i) 500,000 shares of common stock (the “July 2024 Shares”), (ii) pre-funded warrants exercisable for 1,800,000 shares of common stock (the “July 2024 Pre-Funded Warrants”), and (iii) common warrants to purchase up to 2,300,000 shares of common stock, (the “July 2024 Common Warrants”). Each July 2024 Pre-Funded Warrant issued and sold in the July 2024 Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Pre-Funded Warrants. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants, are immediately exercisable and will expire five years from the issuance date. The net proceeds from the July 2024 Public Offering were $10.9 million after deducting commissions and other transaction costs.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

The July 2024 Public Offering consisted of the July 2024 Shares or in lieu thereof, the July 2024 Pre-Funded Warrants, and accompanying July 2024 Common Warrants. Each July 2024 Share and accompanying July 2024 Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July 2024 Common Warrant. Each July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant were sold together at a combined offering price of $4.99 per July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant, which represented the combined purchase price per July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant less the $0.01 per share exercise price for each such July 2024 Pre-Funded Warrant. The July 2024 Common Warrants have an exercise price of $5.00 per share, are immediately exercisable and will expire five years from the issuance date. Refer to Notes 3 and 8 for additional information.
In January 2025, the Company entered into a securities purchase agreement with certain institutional investors (each an “Investor” and, collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by Elicio directly to the Investors (the “January 2025 Offering”): (i) an aggregate of 1,261,830 shares of common stock (the “January 2025 Shares”) and (ii) common warrants to purchase up to an aggregate of 1,261,830 shares of common stock (the “January 2025 Common Warrants”). Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the issuance date. The January 2025 Offering resulted in net proceeds of $9.2 million after deducting the placement agent’s fees and related offering expenses.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC pursuant to which the Company issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Convertible Note Financing”). Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, with an initial interest payment date of June 30, 2025. The Company received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs. In March 2025, Elicio exercised its right under the Convertible Note to require GKCC to convert the full amount of the Convertible Note, including all accrued and unpaid interest, into shares of Elicio’s common stock. In March 2025, the Company issued 3,500,573 shares of common stock to GKCC in exchange for the principal balance of $20.0 million plus $0.3 million in accrued interest, in satisfaction in full of the Convertible Note. Refer to Note 11 for additional information.
Senior Secured Promissory Note Financing
In June 2025, the Company entered into a note purchase agreement (the “June 2025 Promissory Note Financing”) with GKCC pursuant to which the Company issued a Senior Secured Promissory Note due June 3, 2028 (the “June 2025 Promissory Note”) in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC a warrant to purchase an aggregate of 103,225 shares of common stock (the “June 2025 Warrant”). The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. The Company received net proceeds of approximately $9.9 million from the June 2025 Promissory Note Financing, after deducting debt issuance costs. Refer to Note 11 for additional information.
As of December 31, 2025, the Company had $18.6 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of its common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it may need to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
Use of Estimates
The Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates reflected in these consolidated financial statements include but are not limited to, the accrual of research and development expenses, the valuation of stock-based awards, the valuation of warrants, the valuation of embedded derivatives and convertible debt, and the operating lease right-of-use (“ROU”) assets and operating lease liability.
Foreign Currency Translation and Transactions
The Australian Dollar (“AUD”) is the functional currency for Elicio Pty. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in AUD at the date they were acquired or assumed. As part of the consolidation process, the Elicio Pty results are translated from AUD into the reporting currency of US Dollars using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating the Company’s functional currency into the Company’s reporting currency is reported separately in Accumulated Other Comprehensive Loss.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and restricted cash. At times, cash balances deposited at major financial institutions exceed the federally insured limit. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal. The Company has not experienced any losses in such accounts.
Cash and Cash Equivalents
Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. As of December 31, 2025 and 2024, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.
Restricted Cash
Restricted cash consists of cash securing a collateral letter of credit issued in connection with the Company’s facility operating lease and unused funds received from the Company’s research grant. See Note 10 for further discussion.
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

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

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
The carrying amounts of financial instruments reflected in the consolidated balance sheets for cash and cash equivalents, non-current restricted cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term maturity of those financial assets and liabilities.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, and ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2025 and 2024, no impairments have occurred.
Debt Issuance Costs
These deferred costs will be amortized and recognized as additional interest expense over the term of the Company’s Convertible Note (as defined below) using the effective interest method. The Company will present debt issuance costs as a direct deduction from the Convertible Note (as defined below) liability on its financial statements. See Note 11 for further discussion of the Company’s accounting for its outstanding debt and related issuance costs.
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
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, the position will be sustained upon examination. As of December 31, 2025, there were no accruals for interest or penalties related to uncertain tax provisions.
Research and Development
Research and development costs are charged to expense as incurred and consist of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. The Company accrues for costs incurred by external service providers, based on estimates of services performed and costs. The Company expenses all

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by the Company’s vendors and service providers. Based on the timing of payments to service providers, the Company may also record prepaid expenses for those service providers that will be recognized as expenses in future periods as the related services are rendered. Research and development costs may be offset by research grants and research and development refundable tax rebates received by Elicio Pty.
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
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to determine the fair value of options granted, which uses as inputs the fair value of the Company’s common stock, assumptions the Company makes for the volatility of its common stock, the expected term of its stock options, the risk-free interest rate for a period that approximates the expected term of its stock options and its expected dividend yield.
Compensation cost of awards that contain a performance condition is recognized when success is considered probable during the performance period.
Prior to the Merger, there was no public market for Former Elicio’s common stock. The estimated fair value of the Company’s common stock underlying Former Elicio’s stock-based awards was determined by Former Elicio’s board of directors as of the grant date of each option grant. To determine the fair value of Former Elicio’s common stock underlying option grants, Former Elicio’s board of directors considered, among other things, input from management and valuations of Former Elicio's common stock prepared by third-party valuation firms and performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the Merger, the fair value of the Company’s common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Capital Market.
Warrants
The Company’s common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies its freestanding warrants as (i)

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock. Please refer to Note 8 below for the application to the Company’s pre-funded and common warrants.
Net Loss Per Share
Basic net loss per share of the Company’s common stock is computed by dividing net loss attributable to the Company’s common stockholders by the weighted average number of shares of the Company’s common stock and pre-funded warrants outstanding for the period. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrants. Diluted net loss per share excludes the potential impact of the Company’s common stock options, warrants and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company's net loss. Since the Company had net losses for the years ended December 31, 2025 and 2024, basic and diluted net loss per common share are the same.
Other Comprehensive Gain (Loss)
Other comprehensive gain (loss) is defined as a change in equity during a period from foreign exchange transactions and other events and circumstances from non-owner sources.
Recently Adopted Accounting Standards During the Period
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Under the new guidance, public business entities (“PBEs”) are required to disclose an annual tabular effective tax rate reconciliation using both reporting currency amounts and percentages, disaggregated into specified categories as well as the amount of income taxes paid, disaggregated by federal, state and foreign jurisdictions. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. The Company adopted ASU No. 2023-09 on a prospective basis for the year ended December 31, 2025. The Company’s adoption of ASU No. 2023-09 did not have a material impact on its consolidated financial statements. The additional required disclosures have been included in Note 12.
In November 2023, the FASB finalized ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about reportable segments and the CODM. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024. There was no impact on the Company's reportable segments identified and additional required disclosures have been included in Note 16.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes to the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the accounting treatment of whether the settlement of convertible debt should be accounted for as an induced conversion or extinguishment of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025. The Company is evaluating the potential impact the adoption of ASU 2024-04 will have on its consolidated financial statements and related disclosures.
Note 3—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,245	$—	$—	$6,245
Total assets	$6,245	$—	$—	$6,245

Warrant liabilities	$—	$2,614	$1	$2,615
Total liabilities	$—	$2,614	$1	$2,615

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$12,100	$—	$—	$12,100
Total assets	$12,100	$—	$—	$12,100

Warrant liabilities	$—	$2,827	$1	$2,828
Total liabilities	$—	$2,827	$1	$2,828
___________________
(1) Included in cash, cash equivalents, and restricted cash on the consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at December 31, 2025 and 2024 were held in U.S. Treasury securities.
There were no transfers made among the three levels in the fair value hierarchy during the periods presented.
The fair value of the warrants assumed in the Merger with Angion (the “Angion Warrants”) were classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liabilities (in thousands):

	December 31, 2025	December 31, 2024
Balance, beginning of the period	$1	$11
Change in fair value	—	(10)
Balance, end of the period	$1	$1
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
The fair value of the Angion Warrant liabilities was estimated using the following assumptions:

	December 31, 2025	December 31, 2024
Weighted average strike price	$76.00	$76.00
Contractual term (years)	2.7	3.7
Volatility (annual)	67.6%	74.9%
Risk-free rate	3.8%	4.4%
Dividend yield (per share)	0.0%	0.0%
In March 2024, the Company entered into the March Subscription Agreement with GKCC. The March 2024 Offering provided for the issuance and sale of the March 2024 Pre-Funded Warrants. The Company identified these warrants as liabilities and measured them at fair value on March 19, 2024, and subsequently remeasured the fair value of these warrant liabilities on a quarterly basis. The Company was able to calculate the fair value measurement based on directly observable inputs for the asset from active markets, therefore these warrants were classified as Level 2. At the Company’s annual

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

stockholder’s meeting in November 2024, the Company obtained stockholder approval (the “Stockholder Approval”) for GKCC, together with its affiliates, to exceed the 19.99% beneficial ownership limitation pursuant to the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”). As a result of the receipt of Stockholder Approval, the March 2024 Pre-Funded Warrants were classified as equity at December 31, 2024 and no longer needed quarterly fair value remeasurement.
In July 2024, the Company closed the July 2024 Public Offering, consisting of (i) the July 2024 Shares, (ii) the July 2024 Pre-funded Warrants, and (iii) the July 2024 Common Warrants. Each July 2024 Pre-Funded Warrant issued and sold in the July 2024 Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Pre-Funded Warrants. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants, are immediately exercisable and will expire five years from the issuance date. Upon issuance, the Company identified the July 2024 Pre-Funded Warrants and the July 2024 Common Warrants as liabilities and measured them at fair value on July 1, 2024, and subsequently remeasures the fair value of these warrant liabilities at each reporting period end. The Company is able to calculate the fair value measurement based on directly observable inputs from active markets, therefore these warrants are classified as Level 2. Refer to Note 6 and 8 for further discussion. As a result of obtaining the Stockholder Approval in November 2024, the July 2024 Pre-Funded Warrants and the July 2024 Common Warrants held by GKCC, together with its affiliates, met the equity classification requirements under ASC 815. As such, the Company remeasured the July 2024 Common Warrants held by that shareholder at fair value and recognized the loss from change in fair value on the consolidated financial statements during the year ended December 31, 2024. The remaining liability classified July 2024 Pre-Funded Warrants were exercised in the fourth quarter of 2024, leaving no remaining liability classified July 2024 Pre-Funded Warrants outstanding as of December 31, 2024. The remaining July 2024 Common Warrants not held by GKCC and its affiliates remain liability classified as of December 31, 2024 and the fair value is remeasured in each reporting period. During the year ended December 31, 2025, there were no changes to the equity classification. The Company will re-assess the liability classification for the remaining July 2024 Common Warrants at each period end.
The Company records the fair value remeasurement of the outstanding liability-classified warrants in change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.
Note 4—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development contract services	$115	$1,206
Advanced professional fees	193	243
Prepaid insurance	367	347
Other prepaid expenses and other current assets	73	101
Total prepaid and other current assets	$748	$1,897
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	December 31,
	2025	2024
Equipment	$1,661	$1,661
Furniture and fixtures	258	242
Leasehold improvements	132	132
Total property and equipment	2,051	2,035
Less: accumulated depreciation	(1,756)	(1,552)
Property and equipment, net	$295	$483
Depreciation expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.8 million and $0.6 million as of December 31, 2025 and December 31, 2024, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued professional fees	$818	$1,167
Accrued compensation and benefits	2,528	2,312
Accrued research and development	2,298	4,910
Accrued interest	741	—
Other accrued expenses	42	26
Total accrued expenses	$6,427	$8,415
Note 5—Research Grant
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
In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million, with such amount received net of the $0.5 million credit, described above. During the year ended December 31, 2024, the Company incurred $2.2 million in research and development expenses related to this project and completed the development efforts defined in the second grant agreement in the third quarter of 2024.
In August 2024, the Company entered into a third grant agreement with the GI Research Foundation for $1.5 million. During the years ended December 31, 2025 and 2024, the Company incurred $0.8 million and $0.3 million, respectively, in research and development expenses related to this project, all of which were reimbursed from available grant funds. The third grant agreement activities were completed in the second quarter of 2025.
The award money for the three agreements was recorded as contra-expense to offset the research and development costs incurred. Following completion of the third grant agreement with GI Research Foundation, during 2025, the remaining $0.4 million of the grant funds were recognized as grant income, as there were no further conditions to be met.
Note 6—Common Stock and Stockholders' Equity
Authorized Shares
The Company's current Amended and Restated Certificate of Incorporation, as amended, authorizes 300,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
At-The-Market Equity Programs
During the year ended December 31, 2024, the Company issued and sold a total of 650,179 shares of common stock under the 2022 ATM Program for aggregate net proceeds of $5.4 million after deducting sales commissions. In May 2024, the 2022 ATM Program was terminated by the Company.
During the year ended December 31, 2025, the Company issued and sold 1,717,507 shares of common stock for net proceeds of $16.2 million under the 2024 ATM Program. During the year ended December 31, 2024, the Company issued and sold 53,795 shares of common stock for net proceeds of $0.3 million under the 2024 ATM Program.
Private Placement
In March 2024, the Company closed the March 2024 Offering, which resulted in net proceeds of $6.0 million. The March 2024 Offering providing for the issuance and sale by the Company to GKCC of the March 2024 Pre-Funded Warrants to purchase up to 1,032,702 shares of common stock, at a purchase price of $5.81. Each March 2024 Pre-Funded Warrant issued and sold in the March 2024 Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the March 2024 Pre-Funded Warrants. The net proceeds to the Company from the March 2024 Offering were $6.0 million. Refer to Note 8 for additional information.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Public Offerings
In July 2024, the Company closed the July 2024 Public Offering, which resulted in gross proceeds of $11.5 million, with net proceeds of $10.9 million to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The July 2024 Public Offering consisted of (i) 500,000 July 2024 Shares, (ii) the July 2024 Pre-Funded Warrants exercisable for 1,800,000 shares of common stock, and (iii) the July 2024 Common Warrants to purchase up to 2,300,000 shares of common stock. Each July 2024 Share and accompanying July 2024 Common Warrant were sold together at a combined offering price of $5.00. Each July 2024 Pre-Funded Warrant and accompanying July 2024 Common Warrant were sold together at a combined offering price of $4.99, which represented the combined purchase price less the $0.01 per share exercise price for each such July 2024 Pre-Funded Warrant. The July 2024 Common Warrants have an exercise price of $5.00 per share, are immediately exercisable, and will expire five years from the issuance date. Refer to Notes 3 and 8 for additional information.
In January 2025, the Company closed the January 2025 Offering, pursuant to which the Company agreed to issue and sell 1,261,830 January 2025 Shares and the January 2025 Common Warrants to purchase up to an aggregate of 1,261,830 shares of common stock. Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire 5 years from the issuance date. The January 2025 Offering resulted in gross proceeds of $10.0 million, with net proceeds of $9.2 million to the Company after deducting the placement agent’s fees and related offering expenses. The net proceeds were allocated using the relative fair value of the January 2025 Shares and January 2025 Common Warrants. Refer to Note 8 for additional information.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into the Securities Purchase Agreement with GKCC pursuant to which the Company issued the 3% Convertible Note in the principal amount of $20.0 million. Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, with an initial interest payment date of June 30, 2025. The Company received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs. In March 2025, Elicio exercised its right under the Convertible Note to require GKCC to convert the full amount of the Convertible Note, including all accrued and unpaid interest, into shares of Elicio’s common stock. In March 2025, the Company issued 3,500,573 shares of common stock to GKCC in exchange for the principal balance of $20.0 million plus $0.3 million in accrued interest, in satisfaction in full of the Convertible Note. Refer to Note 11 for additional information.
Senior Secured Promissory Note Financing
In June 2025, the Company entered into the June 2025 Promissory Note Financing with GKCC pursuant to which the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. Refer to Note 11 for additional information.
Note 7—Stock-Based Compensation
2012 Plan and 2022 Plan
As a result of the Merger, the Company assumed the Former Elicio 2012 Equity Incentive Plan and the Former Elicio 2022 Equity Incentive Plan (collectively, the “Former Elicio Plans”) and all stock options issued and outstanding under the Former Elicio Plans. Each outstanding and unexercised option to purchase Former Elicio’s common stock was adjusted with such Company stock options henceforth representing the right to purchase a number of shares of the Company’s common stock based on the exchange ratio established for the Merger. Any restriction on the exercise of any Former Elicio stock options assumed by the Company continued in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such Former Elicio stock options otherwise remained unchanged. As of December 31, 2025, 177,671 shares remain available for future grants under the Former Elicio 2022 Equity Incentive Plan.
2015 Plan
In June 2019, Angion’s board of directors approved an Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) permitting the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Following the effectiveness of the 2021 Incentive Award Plan (“2021 Plan”), Angion ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2021 Plan.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

2021 Plan
In January 2021, Angion’s board of directors approved the 2021 Plan which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, directors, officers and consultants. The 2021 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1st by the lesser of 5% of the Company’s common stock outstanding on the immediately preceding December 31st, or such lesser number of shares as determined by the Company’s board of directors. The Company has a policy of issuing shares out of respective plan pools (to the extent available) to satisfy share option exercises and restricted stock vesting. As of December 31, 2025, 460,025 shares remain available for future grants under the 2021 Plan.
2024 Inducement Incentive Award Plan
In February 2024, the Company’s board of directors approved the Company’s 2024 Inducement Incentive Award Plan (the “2024 Inducement Plan”) which permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees as an inducement pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of Nasdaq. The 2024 Inducement Plan originally provided for an overall share limit of 500,000 shares of the Company’s common stock. As of December 31, 2025, 10,940 shares remain available for future grants under the 2024 Inducement Plan.
Stock Options
The following table summarizes information and activity related to the Company’s stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,890,932	$15.69	6.8	$920
Options granted	821,192	7.63
Options exercised	(32,515)	4.59
Forfeited (unvested)	(58,406)	6.90
Outstanding as of December 31, 2025	2,621,203	$13.50	6.9	$5,057
Options vested and exercisable	1,416,162	$19.19	5.2	$3,127
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock and the exercise price of the stock options. The weighted average grant date fair value per share for the stock option grants during the year ended December 31, 2025 was $7.63. As of December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards granted was $5.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss (in thousands):

	For the Year Ended December 31,
	2025	2024
Research and development	$1,093	$582
General and administrative	1,604	870
Total	$2,697	$1,452

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

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

Options	For the Year Ended December 31,
	2025	2024
Risk-free interest rate	3.7% - 4.4%	3.4% - 4.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	100.0% - 110.4%	79.5% - 107.8%
Expected term in years	5.0 - 6.1	5.0 - 6.1
In March 2021 and June 2022, certain employees of the Company early exercised stock options. The shares had not fully vested at the time of exercise and were recorded as an unvested option exercise liability. As the shares vested, the Company recognized the shares and related expense as issuance of common stock upon settlement of restricted stock in the consolidated financial statements for the year ended December 31, 2024.
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to Angion’s initial public offering. The offering period and purchase period was determined by Angion’s board of directors. No offering periods or purchasing periods were active as of December 31, 2025. As of December 31, 2025, 275,309 shares remained available for purchase under the ESPP, and no offerings were authorized.
Note 8—Warrants
In accordance with ASC Topic 815, certain of the Company’s outstanding warrants are classified as liabilities and are recorded at fair value at the issuance date, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss in each reporting period. Refer to Note 3 for changes in the fair value recognized during the periods reported.
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
Upon issuance, the March 2024 Pre-Funded Warrants were liability classified, with a fair value of $6.6 million, as determined by the Black-Scholes option pricing model as of the grant date. The Company recorded the $0.6 million difference between the proceeds and grant date fair value as a loss on issuance of warrants in the statements of operations and comprehensive loss during the three months ended March 31, 2024. The Company subsequently remeasured the fair value of these warrant liabilities on a quarterly basis. As a result of the receipt of Stockholder Approval in November 2024, as discussed in Note 3, the March 2024 Pre-Funded Warrants were classified as equity at December 31, 2025 and 2024. During the year ended December 31, 2024, the Company recognized a gain of $1.3 million in fair value remeasurement of the March 2024 Pre-Funded Warrants.
As disclosed in Notes 3 and 6, in July 2024, the Company closed its July 2024 Public Offering consisting of (i) the July 2024 Shares, (ii) the July 2024 Pre-Funded Warrants, and (iii) the July 2024 Common Warrants. Each July 2024 Pre-Funded

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Warrant issued and sold in the July 2024 Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Pre-Funded Warrants. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants.
Upon issuance, the July 2024 Pre-Funded Warrants and July 2024 Common Warrants were liability classified, with a fair value of $6.8 million and $6.5 million, respectively, measured using the Black-Scholes option pricing model as of the grant date. The Company recorded the $2.9 million difference between the proceeds and the grant date fair value as a loss on the issuance of warrants in the statements of operations and comprehensive loss during the third quarter of 2024. As a result of the receipt of Stockholder Approval in November 2024, certain July 2024 Pre-Funded Warrants and July 2024 Common Warrants held by GKCC and its affiliates were classified as equity. The remaining liability classified July 2024 Pre-Funded Warrants were exercised in the fourth quarter of 2024, leaving no remaining liability classified July 2024 Pre-Funded Warrants outstanding as of December 31, 2024. The remaining July 2024 Common Warrants not held by GKCC and its affiliates remain liability classified as of December 31, 2024 and the fair value is remeasured in each reporting period. During the year ended December 31, 2025, there were no changes to the equity classification. For the years ended December 31, 2025 and 2024, the Company recognized a loss of $0 and $2.4 million in fair value remeasurement of the July 2024 Pre-Funded Warrants, respectively. For the years ended December 31, 2025 and 2024, the Company recognized a loss of $1.9 million and $2.8 million in fair value remeasurement of the July 2024 Common Warrants, respectively.
As disclosed in Note 6, in January 2025, the Company closed the January 2025 Offering, pursuant to which the Company agreed to issue and sell 1,261,830 January 2025 Shares and the January 2025 Common Warrants to purchase up to an aggregate of 1,261,830 shares of common stock. Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the issuance date. The fair value of the January 2025 Common Warrants, as determined by the Black-Scholes option pricing model, was $9.7 million on the closing date of the January 2025 Offering. The net proceeds were allocated using the relative fair value of the January 2025 Shares and January 2025 Common Warrants.
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
The following tables summarize information regarding the warrants outstanding and warrant activity at December 31, 2025:

Common Stock Warrants	Classification	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Elicio Warrants	Equity	144,814	$53.59	3.5
Angion Warrants	Liability	3,950	$76.00	2.7
March 2024 Pre-Funded Warrants(1)(2)	Equity	1,032,702	$0.01	Perpetual
July 2024 Pre-Funded Warrants(1)(2)	Equity	1,600,000	$0.01	Perpetual
July 2024 Common Warrants	Liability	441,500	$5.00	3.5
July 2024 Common Warrants(2)	Equity	1,600,000	$5.00	3.5
January 2025 Common Warrants	Equity	1,261,830	$7.80	4.1
June 2025 Common Warrants	Equity	103,225	$7.75	4.4
Total Warrants Outstanding at December 31, 2025		6,188,021	$4.68	3.7
(1) The March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants outstanding as of December 31, 2025 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.
(2) During the fourth quarter of 2024, the Company reclassified the March 2024 Pre-Funded Warrants, the July 2024 Pre-Funded Warrants and the July 2024 Common Warrants held by GKCC and its affiliates from liability to equity classification.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

	Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding at December 31, 2024	5,081,466	$3.85	4.5
Issued	1,365,055	7.80
Exercised	(258,500)	5.00
Outstanding at December 31, 2025	6,188,021	$4.68	3.7

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
License Agreements
In January 2016, Former Elicio entered into a license agreement to license certain intellectual property rights from MIT, which agreement has been amended from time to time to add additional intellectual property rights to the Company’s license and to adjust fees and milestones and diligence requirements. The Company is required to pay certain license maintenance fees and certain milestone payments upon the occurrence of specific development and commercialization achievements during the term of the agreement, including those related to the making of certain regulatory filings, the initiation of certain clinical trials and the achievement of certain product sales thresholds, and royalty payments based on net sales on certain products over the term of the agreement, with royalty payments commencing in the calendar year of commercialization of such products. Royalty rates range from 0.25% - 2.00%, depending on whether commercial sales relate to a product that is covered by patents under which Elicio licenses rights from MIT or a product that could not have been identified, selected, or determined to have biological activity but for the use or modification of a product covered by the patents, and also on the country the products were sold in. The license term for the license agreement extends until terminated by either party under certain provisions in the agreement. During the year ended December 31, 2024, in accordance with the terms of the license agreement, the Company achieved a milestone related to the ongoing clinical trials and recorded license expense of $0.4 million. No such expenses were recorded during the year ended December 31, 2025. No commercialization royalties have been achieved to date.
The Company would be required to pay a total of up to $26.2 million if all remaining possible clinical development and commercial sales milestones are achieved. The clinical development milestone payments will be recorded when each milestone is achieved, and the commercial sales milestone payments and royalties will be recorded when the sales occur.
For the years ended December 31, 2025 and 2024, the Company recorded an annual license maintenance fee payment of $0.1 million. Future annual license maintenance fee payments will continue to be $0.1 million and are due until the termination of the agreement.
Note 10—Leases
Operating Leases
The Company has an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease, the Company recognized a ROU lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the $0.7 million deposit on the Boston Lease, which was reported as restricted cash, noncurrent on the consolidated balance sheets as of December 31, 2025 and 2024.
The Company also assumed a lease for clinical and regulatory space in Newton, Massachusetts, comprising approximately 6,157 square feet for approximately $0.2 million per year, under a non-cancelable operating lease that expired on June 30, 2024.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Lease expense for all leases for the years ended December 31, 2025 and 2024 was $1.4 million and $1.5 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	For the year ended December 31,
	2025	2024
Operating cash outflows from operating leases	$1,350	$1,427
Weighted-average remaining lease term—operating leases (in years)	4.1	5.1
Weighted-average discount rate—operating leases	8.0%	8.0%
As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2026	$1,383
2027	1,425
2028	1,467
2029	1,512
2030	253
Total	6,040
Less present value discount	(935)
Operating lease liabilities	5,105
Less: operating lease liability, current portion	(1,011)
Operating lease liability, noncurrent portion	$4,094
Note 11—Debt
Senior Secured Convertible Note Financing
In August 2024, the Company entered into the Securities Purchase Agreement with GKCC pursuant to which the Company issued the 3% Convertible Note in the principal amount of $20.0 million. Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, with an initial interest payment date of June 30, 2025. The Company received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs.
The Convertible Note included multiple conversion features. The Company evaluated all conversion features included within the Convertible Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was de minimis. During the years ended December 31, 2025 and 2024, the Company recorded an immaterial amount and $0.1 million of other expense related to the accretion of the discount of Convertible Note debt issuance costs, respectively. During the years ended December 31, 2025 and 2024, the Company recorded accrued interest expense of $0.1 million and $0.2 million related to the interest due on the Convertible Note but not yet payable, respectively.
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
Senior Secured Promissory Note Financing
In June 2025, the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million to GKCC. The June 2025 Promissory Note will mature on June 3, 2028, or such earlier date as the June 2025 Promissory Note is required or permitted to be repaid in accordance with the terms of the June 2025 Promissory Note and is a senior, secured obligation of the Company and its subsidiaries. Interest will accrue and be payable in cash on the principal amount at the rate of the sum of the Prime Rate (as defined in the June 2025 Promissory Note) plus 5.00%, provided that the maximum interest rate shall not exceed 12.5% per annum, with an initial interest payment date of July 1, 2026. As of December 31, 2025, the interest rate was 12.5% per annum. The first 24 months of the June 2025 Promissory Note is an interest only period, with payments towards the principal commencing on July 1, 2027 as shown in the below future principal payments table. The Company may prepay the June 2025 Promissory Note in full at any time, but the payment must include the principal, all accrued unpaid interest, and a prepayment fee in one aggregate payment. If the prepayment occurs during the first, second, or third year of the June 2025 Promissory Note, the prepayment fee will be equal to the outstanding principal balance prepaid multiplied by 3%, 2%, or 1%,

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

respectively. The June 2025 Promissory Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The June 2025 Promissory Note contains customary terms and covenants and customary events of default. As of December 31, 2025, the Company was in compliance with all covenants.
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
The Company received net proceeds of $9.9 million from the sale of the June 2025 Promissory Note, after deducting debt issuance costs. The June 2025 Promissory Note included multiple conversion features. The Company evaluated all conversion features included within the June 2025 Promissory Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was immaterial. The net proceeds were allocated with the June 2025 Warrant using the relative fair value. As of December 31, 2025, the net carrying value of the June 2025 Promissory Note was $9.4 million, which is net of the debt discount of $0.6 million. During the year ended December 31, 2025, the Company recognized $0.2 million in accretion of the debt discount and $0.7 million in accrued interest.
As of December 31, 2025, the future principal payments for the June 2025 Promissory Note were as follows (in thousands):

Fiscal Period	($ in thousands)
2026	$—
2027	5,785
2028	4,215
Total principal amount	$10,000

Note 12—Income Taxes
Income (loss) before taxes related to the Company’s United States and foreign operations for the years ended December 31, 2025 and 2024 consists of the following (in thousands):

	December 31,
	2025	2024
United States	$(39,476)	$(51,728)
Foreign	(95)	(170)
Loss before income taxes	$(39,571)	$(51,898)
The Company had no income tax expense or benefit due to operating losses incurred for the years ended December 31, 2025 and 2024.
Beginning with the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. See Note 2 for additional details. A reconciliation between the federal statutory income tax amount and rate to the Company's actual effective amount and rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

	Year Ended Year Ended December 31, 2025
	$	%
US federal statutory income tax rate	$(8,310)	21.0%
Domestic state and local taxes, net of federal effect	—	—%
Foreign tax effects	20	(0.1)%
Tax credits:
Research and development credits	(1,126)	2.9%
Nontaxable or nondeductible items:
Nondeductible stock based compensation	310	(0.8)%
Change in fair value of warrants	402	(1.0)%
Other nontaxable and nondeductible items	244	(0.6)%
Changes in valuation allowance	8,460	(21.4)%
Provision for income taxes and effective income tax rate	$—	0.0%
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate prior to the adoption of ASU 2023-09 for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
Statutory federal income tax rate	21.0%
State tax, net of federal benefits	(2.4)%
Permanent differences	(3.5)%
Federal research and development credits	3.6%
State research and development credits	0.6%
Other differences	0.1%
Change in valuation allowance	(19.4)%
Effective income tax rate	0.0%
The principal components of the Company's net deferred tax assets at December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforwards	$77,260	$64,646
Research and development tax credits	16,534	15,117
Capitalized research and development	13,412	17,585
Lease liability	1,301	1,548
Other	3,023	2,704
ROU asset	(1,218)	(1,470)
Property and equipment	(8)	(13)
Total deferred tax assets	110,304	100,117
Less: Deferred tax asset valuation allowance	(110,304)	(100,117)
Net deferred tax assets	$—	$—
Net operating losses (“NOLs”) generated in tax years ended December 31, 2017 and prior can be carried forward 20 years under the Internal Revenue Code (“IRC”). Use of NOLs arising in tax years ended after December 31, 2017 are limited to 80% of taxable income in any one tax year, and are carried forward indefinitely. At December 31, 2025, Elicio has federal NOLs of $311.4 million, of which $19.1 million will start to expire in 2032 and $292.3 million can be carried forward indefinitely, and state NOLs of $179.5 million that will start to expire in 2032. At December 31, 2025, Elicio has $14.1 million and $2.9 million of federal and state research and development credit carryforwards, respectively, that start to expire in 2027. At December 31, 2025, Elicio has $1.4 million and $0.2 million of Australian NOLs and research and development credit carryforwards, respectively, that can be carried forward indefinitely.
As the Company has not yet achieved profitable operations, management believes the tax benefits as of December 31, 2025 did not satisfy the realization criteria set forth in ASC Topic 740, Income Taxes, and, therefore, has recorded a full valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2025 by $10.2 million primarily due to current year operating losses and research and development credits generated.

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Ownership changes, as defined in the IRC, may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income pursuant to IRC Section 382 or similar provisions. Subsequent ownership changes could further affect the limitation in future years. The Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes in control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize NOL and research and development credit carryforwards in the future.
The Company files tax returns in the United States, Australia, California, Connecticut, Florida, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Utah. The federal and state tax returns for the periods ended December 31, 2022, 2023, and 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. To its knowledge, the Company is not currently under examination by the IRS or any other jurisdictions for any tax years.
A reconciliation of the unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Gross unrecognized tax benefit, beginning of period	$4,141	$4,141
Increase (decrease) recognized in the income statement	—	—
Gross unrecognized tax benefit, end of period	$4,141	$4,141
As of December 31, 2025, the Company had $4.1 million of unrecognized tax benefits related to prior research tax credits that may not be substantiated upon audit. If recognized, the Company anticipates that its effective tax rate would not be affected for the years ended December 31, 2025 and 2024. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2025 and 2024.
On July 4, 2025, H.R. 1 (the “Act”), commonly referred to as the One Big Beautiful Bill Act, was signed into law in the United States, introducing changes to U.S. federal tax provisions affecting businesses. The Act has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Act includes modifications to the capitalization of research and development expenses and to the depreciation of fixed assets. The provisions impacting the Company have been reflected in the financial statements for the year ended December 31, 2025, and did not have a material impact as the Company has a valuation allowance against its net deferred tax assets.
Note 13—Employee Benefit Plan
Employee Benefit Plan
The Company provides a retirement savings plan through the Elicio Therapeutics, Inc. 401(k) Plan (the “Elicio Retirement Plan”), subject to certain limitations. As allowed under Section 401(k) of the IRC, the Elicio Retirement Plan allows tax deferred salary deductions for eligible employees. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed.
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
Note 14—Net Loss Per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per share of common stock after giving consideration to all potentially dilutive shares of common stock, including options to purchase common stock outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be anti-dilutive. Because the Company has reported net losses since inception, these potential shares of common stock have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.
Basic and diluted net loss per share attributable to common stockholders was calculated for the years ended December 31, 2025 and 2024 as follows (in thousands, except share and per share data):

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(39,571)	$(51,898)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	15,312,751	12,202,996
Net loss per share, basic and diluted	$(2.58)	$(4.25)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2025	2024
Shares issuable upon exercise of stock options	2,621,203	1,890,932
Shares issuable upon the exercise of common warrants	3,555,319	2,448,764
Total	6,176,522	4,339,696

Note 15—Related Party Transactions
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
July 2024 Public Offering
As part of the July 2024 Public Offering described in Note 6, Yekaterina Chudnovsky, a member of the Company’s board of directors, and Jay Venkatesan, a member of the Company’s board of directors, and trusts affiliated with Jay Venkatesan, purchased 1,600,000 July 2024 Pre-Funded Warrants and accompanying July 2024 Common Warrants and 200,000 July 2024 Pre-Funded Warrants and accompanying July 2024 Common Warrants, respectively, with such July 2024 Pre-Funded Warrants and July 2024 Common Warrants subject to the terms and conditions of the July 2024 Pre-Funded Warrants and July 2024 Common Warrants.
The net proceeds to the Company from the July 2024 Public Offering were approximately $10.9 million.
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

ELICIO THERAPEUTICS, INC.
Notes to Consolidated Financial Statements (Continued)

Note 16—Segment Reporting
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

	December 31,
	2025	2024
Clinical trial expenses	$9,602	$15,892
Employee related research and development expenses	8,915	8,560
Chemistry, manufacturing and controls expenses	1,896	4,260
Other research and development expenses	5,248	5,971
Contract and grant reimbursements	(754)	(1,027)
Employee related general and administrative expenses	5,506	3,682
Professional fees and other general and administrative expenses	7,300	7,648
Other segment items	1,858	6,912
Segment net loss	$39,571	$51,898

Total segment assets	$25,862	$28,178
Note 17—Subsequent Events
The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date as of December 31, 2025 through the date these consolidated financial statements were issued to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2025, and events which occurred subsequently but were not recognized in the consolidated financial statements. Non-recognizable subsequent events are summarized below.
2024 ATM Program
After the year ended December 31, 2025 through March 11, 2026, the Company issued and sold 668,504 shares of common stock for net proceeds of $6.3 million under the 2024 ATM Program.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Strategy and Financial Officer, our principal accounting officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Strategy and Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as follows:
Remediation of Previously Identified Material Weaknesses
As previously disclosed in the Form 10-K for the fiscal year ending December 31, 2024, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses identified in our internal control over financial reporting related to (i) insufficient resources with knowledge and expertise in U.S. GAAP to properly evaluate certain complex transactions, including debt instruments and equity instruments; and (ii) insufficient financial reporting and close controls to ensure that incurred expenses are accrued at period end and deliverables from third party contractors are reviewed for accuracy.
Beginning in January 2024 and through June 30, 2025, we implemented a series of remediation measures designed to address the identified material weaknesses. These measures include:
•We engaged SEC compliance and technical accounting consultants to assist in evaluating complex debt and equity transactions for conformity with U.S. GAAP;
•We hired additional finance and accounting personnel to augment existing accounting staff and to provide more resources for complex accounting matters and financial reporting; and
•We strengthened our financial reporting and close processes relating to incurred expenses by ensuring our data capture procedures are clearly defined. We implemented quarterly controls which require outreach to business owners and vendors to discuss the project status, as well as began reviewing the accruals on a project-level basis rather than vendor-level. Additional levels of review were put in place over the expense accrual reconciliations and fluctuation analysis controls to ensure expenses are recorded during the period incurred. Additionally, all responsible personnel, including supervisory personnel, have adequate training regarding the process and expectation, ensuring all clinical invoices are approved and tied to our tracker.
As of June 30, 2025, management completed testing of the newly implemented and enhanced controls and concluded the material weaknesses have been fully remediated.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal accounting and financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2025, based on the COSO criteria.
Inherent Limitation on the Effectiveness Over Financial Reporting
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting in future periods.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders. If such proxy statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders. If such proxy statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders. If such proxy statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders. If such proxy statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders. If such proxy statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
(b)Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.	8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1
3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023.	8-K	6/2/2023	3.3
3.3	Certificate of Amendment (Officer Exculpation) to the Amended and Restated Certificate, dated June 1, 2023.	8-K	6/2/2023	3.4
3.4	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023.	8-K	6/2/2023	3.5
3.5	Amended and Restated Bylaws.	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.5.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Amended and Restated Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/30/2022	4.5
4.6	Form of Common Warrant.	8-K	1/30/2025	4.1
4.7	Form of Senior Secured Convertible Promissory Note due February 15, 2026.	8-K	8/12/2024	4.1
4.8	Form of Common Warrant.	8-K	6/28/2024	4.1
4.9	Form of Pre-Funded Warrant.	8-K	6/28/2024	4.2
4.10	Form of Pre-Funded Warrant.	8-K	3/18/2024	10.2
4.11	Form of Senior Secured Promissory Note due June 3, 2028.	8-K	6/4/2025	4.1
4.12	Form of Warrant.	8-K	6/4/2025	4.2
10.1	Lease Between Elicio Therapeutics, Inc. and RREF II 451D, LLC dated July 21, 2021.	S-4/A	3/29/2023	10.34
10.2	Form of Securities Purchase Agreement, dated as of January 29, 2025, by and among Elicio Therapeutics, Inc. and the purchasers party thereto.	8-K	1/30/2025	10.1
10.3	Securities Purchase Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC.	8-K	8/12/2024	10.1
10.4	Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC.	8-K	8/12/2024	10.2
10.5	IP Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC.	8-K	8/12/2024	10.3
10.6	Subsidiary Guarantee, dated August 12, 2024, among Elicio Operating Company, Inc., Elicio Securities Corp. and GKCC, LLC.	8-K	8/12/2024	10.4
10.7	Security Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC.	8-K	6/4/2025	10.2
10.8	IP Security Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC.	8-K	6/4/2025	10.3
10.9	Subsidiary Guarantee, dated June 3, 2025, among Elicio Operating Company, Inc., Elicio Securities Corp. and GKCC, LLC.	8-K	6/4/2025	10.4
10.10	Subscription Agreement, dated as of March 18, 2024, by and between Elicio Therapeutics, Inc. and GKCC, LLC.	8-K	3/18/2024	10.1

10.11	Capital on DemandTM Sales Agreement, dated as of June 3, 2024, by and between Elicio Therapeutics, Inc. and JonesTrading Institutional Services LLC.	S-3	6/3/2024	1.3
10.12	Form of Indemnification Agreement between Elicio Therapeutics, Inc. and each of its directors and officers.	8-K	6/2/2023	10.8
10.13	Information Rights Letter, dated May 30, 2023, by and between Clal Biotechnology Industries Ltd. and Elicio Therapeutics, Inc.	8-K	6/2/2023	10.13
10.14#	Employment Agreement between Elicio Therapeutics, Inc. and Robert Connelly, dated as of November 15, 2018.	S-4/A	3/29/2023	10.29+
10.15#	Offer Letter between Elicio Therapeutics, Inc. and Dr. Christopher Haqq, dated as of September 29, 2019.	S-4/A	3/29/2023	10.30+
10.16#	Employment Letter, by and between Elicio Therapeutics, Inc. and Peter DeMuth, dated as of April 13, 2022.	S-4/A	3/29/2023	10.32+
10.17#	Employment Agreement, dated March 21, 2025, by and between Elicio Therapeutics, Inc. and Preetam Shah.	8-K	3/24/2025	10.1+
10.18	Subscription Agreement, dated as of December 22, 2023, by and between the Company and GKCC, LLC.	8-K	12/22/2023	10.1
10.19#	Elicio Therapeutics, Inc. 2012 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.27+
10.20#	Elicio Therapeutics, Inc. 2022 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.28+
10.21†	Exclusive Patent License Agreement, dated January 22, 2016, by and between Elicio Therapeutics, Inc. and the Massachusetts Institute of Technology, as amended.	S-4/A	3/29/2023	10.25+
10.22	Note Purchase Agreement, dated January 17, 2023, by and between Elicio Therapeutics and Angion Biomedica Corp., and Form of Promissory Note.	8-K	1/17/2023	10.1
10.23	Note Purchase Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC.	8-K	6/4/2025	10.1
10.24#	Amended and Restated Non-Employee Director Compensation Policy.				X
10.25#	Executive Severance Plan.	8-K	2/2/2024	10.1
10.26#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)
10.27#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.28#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.29#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.30#	2021 Incentive Award Plan	S-1/A	2/1/2021	10.6(a)
10.31#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.32#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.33#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.34#	2021 Employee Stock Purchase Plan, as amended				X
10.35#	Elicio Therapeutics, Inc. 2024 Inducement Incentive Award Plan.	10-K	3/29/2024	10.19
10.36#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Inducement Incentive Award Plan.	10-K	3/29/2024	10.2
10.37#	Form of Inducement Stock Option Grant Notice and Agreement.	10-K	3/29/2024	10.21
19.1	2021 Insider Trading Compliance Policy, as amended				X
21.1	Subsidiaries of the registrant.	10-K	3/31/2025	21.1
23.1	Consent of independent registered public accounting firm.				X
24.1	Power of Attorney (reference is made to the signature page hereto).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2^	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Elicio Therapeutics, Inc. Clawback Policy (effective October 31, 2023).	10-K	3/31/2025	97.1
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File				X
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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	March 12, 2026		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PREETAM SHAH, PH.D., M.B.A.
Date:	March 12, 2026		Preetam Shah, Ph.D., M.B.A. Chief Strategy and Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Connelly and Preetam Shah, Ph.D., M.B.A., and each of them, with full power of substitution and resubstitution and full power to act without the other, as his respective true and lawful attorney-in-fact and agent for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Connelly	Chief Executive Officer, President and Director	March 12, 2026
Robert Connelly	(Principal Executive Officer)

/s/ Preetam Shah, Ph.D., M.B.A.	Chief Strategy and Financial Officer	March 12, 2026
Preetam Shah, Ph.D., M.B.A.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julian Adams, Ph.D.	Director	March 12, 2026
Julian Adams, Ph.D.

/s/ Carol Ashe	Director	March 12, 2026
Carol Ashe

/s/ Allen Nissenson, M.D.	Director	March 12, 2026

Allen Nissenson, M.D.

/s/ Yekaterina (Katie) Chudnovsky	Director	March 12, 2026
Yekaterina (Katie) Chudnovsky

/s/ Robert R. Ruffolo, Jr., Ph.D.	Director	March 12, 2026
Robert R. Ruffolo, Jr., Ph.D.

/s/ Karen Wilson	Director	March 12, 2026
Karen Wilson

/s/ Jay Venkatesan, M.D.	Director	March 12, 2026
Jay Venkatesan, M.D.