Form 10-K/A
period 2025-12-31
Elicio Therapeutics, Inc.
filed 2026-04-29
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A
(Amendment No. 1)
_______________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File No. 001-39990
___________________________
ELICIO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
___________________________

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

Securities registered pursuant to Section 12(g) of the Act: None
______________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock and non-voting common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 as reported by the Nasdaq Capital Market on such date, was approximately $81.8 million. Shares of common stock held by each executive officer and director and by each entity affiliated with an executive officer or director have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of April 9, 2026 was 18,704,798.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Elicio Therapeutics, Inc. (the “Company,” “we,” “our,” “us” or “Elicio”) for the fiscal year ended December 31, 2025, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to “Elicio,” the “Company,” “we,” “our,” “us” or similar terms refer to Elicio Therapeutics, Inc. and our wholly owned subsidiaries following Elicio’s reverse merger transaction (the “Merger”) with Angion Biomedica Corp. (“Angion”) that was completed on June 1, 2023. Terms used but not defined herein shall have the meaning ascribed to them in the Original 10-K.

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
•the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications and U.S. Food and Drug Administration approval of ELI-002 7P and any current or future product candidates;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section in Part I, Item 1A of the Original 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and are based on assumptions as of the date of this Amendment. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amendment. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

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

ELICIO THERAPEUTICS, INC.
FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors and Executive Officers
The following table provides information regarding our executive officers and directors as of April 9, 2026:

Name	Age	Position
Executive Officers
Robert Connelly	66	President, Chief Executive Officer and Director
Preetam Shah, Ph.D.	53	Chief Strategy and Financial Officer and Treasurer
Christopher Haqq, M.D., Ph.D.	60	Executive Vice President, Head of Research and Development and Chief Medical Officer
Peter DeMuth, Ph.D.	40	Chief Scientific Officer

Non-Employee Directors
Julian Adams, Ph.D.(3)	71	Chair of Board of Directors (the "Board of Directors" or the "Board") and Director
Carol Ashe(1)(2)(3)	68	Director
Allen Nissenson, M.D.(1)(2)	79	Director
Yekaterina (Katie) Chudnovsky	41	Director

Robert R. Ruffolo, Jr., Ph.D.(2)	75	Director
Karen Wilson(1)(3)	62	Director
Jay Venkatesan, M.D.	54	Director
_________________
(1)Member of our Audit Committee.
(2)Member of our Compensation Committee.
(3)Member of our Nominating and Corporate Governance Committee.
Each of our directors holds office until the next annual meeting of stockholders and until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation, or removal.
Executive Officers
Robert Connelly has served as Elicio’s Chief Executive Officer and President and as a member of Elicio’s Board of Directors since June 2023 and previously served as Chief Executive Officer of Elicio Operating Company, Inc. (“Former Elicio”) and as a member of Former Elicio’s Board of Directors from October 2018 until the Merger. Mr. Connelly has 31 years of leadership experience in the life sciences sector with over 25 years of experience as chief executive officer. From 2013 to 2018, Mr. Connelly served as the Chief Executive Officer and as a member of the board of directors of Axcella Health Inc., a clinical-stage therapeutics company developing endogenous metabolic modulators to treat an array of diseases. Prior to Axcella, Mr. Connelly served as the founding Chief Executive Officer of WikiCell Designs and the Chairman of Aero Designs, each utilizing drug delivery technologies to create new food, beverage and supplement products, both of which merged into Incredible Foods, Inc. in 2013. Prior to that, Mr. Connelly served as the Chief Executive Officer of Pulmatrix, Inc., a clinical-stage biopharmaceutical company developing inhaled therapies to address pulmonary diseases, from 2007 to 2012. From 2000 to 2007, Mr. Connelly served as the founding Chief Executive Officer and first employee of Domantis Ltd., a U.K.-based biotechnology company, which was acquired by GSK plc. He began his career with life science companies Abbott Laboratories and BioVeris Corporation in positions of increasing responsibility. Mr. Connelly previously served on the boards of publicly traded life science companies Kaleido Biosciences, Inc. from 2015 to 2018 and Anchiano Therapeutics Ltd. from 2018 to 2019, as well as on the boards of several privately held biopharmaceutical companies. Mr. Connelly also served as a Venture Partner with Flagship Pioneering from 2013 to 2018, working on the creation and management of several biotechnology portfolio companies. Mr. Connelly received a B.S. in Business Administration from the University of Florida.
Our Board of Directors believes that Mr. Connelly is qualified to serve as a director based on his role as our Chief Executive Officer and President and his extensive management experience in the life sciences industry.
Preetam Shah, Ph.D. has served as Elicio’s Chief Strategy and Financial Officer and Treasurer since March 2025. He previously served as Chief Financial Officer and Chief Business Officer of Cidara Therapeutics, Inc., a publicly traded biotechnology company, from September 2021 to August 2024 and Chief Financial Officer and Principal Accounting Officer from August 2024 to February 2025. Prior to that, Dr. Shah served as Executive Vice President, Chief Financial Officer and Treasurer at Brainstorm Cell Therapeutics, Inc. (“Brainstorm”), a publicly traded biotechnology company, from September 2019 to August 2021. Prior to Brainstorm, Dr. Shah spent over six years as an investment banker advising healthcare companies on equity, debt and M&A transactions; holding senior roles at banks, including Barclays Capital PLC., from June 2016 to September 2019, and Canaccord Genuity Inc., from July 2013 to May 2016. From 2010 to 2013, Dr. Shah founded Saisarva LLC, a healthcare consulting firm. During this period, he also acted as a consultant for healthcare-focused private equity firms and hedge funds. From 2006 to 2009, Dr. Shah served as Vice President, U.S. Operations and Investments at Reliance Capital USA Ventures LLC, an affiliate of Reliance ADA Group Companies, where he was responsible for making early-stage venture investments in healthcare companies. Dr. Shah completed his post-doctoral fellowship in Infectious Diseases from Stanford University School of Medicine. He holds a Ph.D. in Microbiology from the University of Mississippi Medical Center, an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and a B.A. in Mathematics and in Biology from McDaniel College.
Christopher Haqq, M.D., Ph.D. has served as Elicio’s Executive Vice President, Head of Research and Development and Chief Medical Officer since June 2023 and previously served as Former Elicio’s Executive Vice President, Head of Research and Development and Chief Medical Officer from October 2019 until the Merger. Dr. Haqq brings over 20 years of drug development leadership experience at both large and small biotechnology companies. From February 2017 to October 2019, Dr. Haqq served as the Executive Vice President, Research and Development and Chief Scientific Officer of Atara Biotherapeutics, Inc., a biotechnology company focused on T-cell immunotherapy including Ebvallo®, where he previously served as the first Chief Medical Officer from 2012 to

2017. From 2007 to 2011, Dr. Haqq was the lead medical monitor for the pivotal trial leading to marketing approval for Zytiga® at Cougar Biotechnology, Inc., a cancer-focused biotechnology company that was acquired by Johnson & Johnson in 2009. Prior to that time, Dr. Haqq served in drug development roles at Amgen Inc., a biotechnology company, and practiced as a medical oncologist and led a translational science laboratory as an Assistant Adjunct Professor in the Division of Hematology/Oncology at the University of California, San Francisco. From July 2019 to July 2022, Dr. Haqq served on the board of a privately held real estate rental company. From November 2020 to April 2021, he served as a director of Consonance-HFW Acquisition Corp. Dr. Haqq received a B.S. from Stanford University and an M.D. and a Ph.D. from Harvard Medical School.
Peter DeMuth, Ph.D. has served as Elicio’s Chief Scientific Officer since June 2023 and previously served as Former Elicio’s Chief Scientific Officer from January 2022 until the Merger. Dr. DeMuth brings over 15 years of biotechnology experience in oncology, immunology and materials science. From June 2013 to August 2017, Dr. DeMuth served as a Scientist at Former Elicio. In late 2017, Dr. DeMuth began to hold roles of increasing responsibility at Former Elicio, where he served as Director of Research from August 2017 to November 2018, and then as Vice President of Research from November 2018 to January 2022. Prior to joining Former Elicio, Dr. DeMuth oversaw efforts to develop novel technologies for vaccine delivery at the Massachusetts Institute of Technology’s (“MIT”) Koch Institute for Integrative Cancer Research in affiliation with the Ragon Institute of Massachusetts General Hospital, MIT, and Harvard University, where he received recognition from the National Science Foundation, the American Chemical Society, and the Thomas and Stacy Siebel Foundation. In 2015, Dr. DeMuth received the Quadrant Award from Quadrant AG, a global manufacturer and innovator in polymer materials science, for research he completed while at the Koch Institute at MIT. Dr. DeMuth has also been an NIH Fellow at the Whitehead Institute for Biomedical Research and a research fellow at Novartis Vaccines and Diagnostics. As a Howard Hughes Research Fellow at the University of Maryland, he was awarded the University Medal for his development of advanced technologies for oncology therapeutics. In 2024, Dr. DeMuth was named in PharmaVoice 100s: Trailblazers and was named in the 40 Under 40 in Cancer. Dr. DeMuth received a B.S. in Chemical Engineering and B.S. in Biochemistry from the University of Maryland, College Park and a Ph.D. in Biological Engineering from MIT.
Non-Employee Directors
Julian Adams, Ph.D. has served as Chair of Elicio’s Board of Directors since June 2023 and previously served as Chair of Former Elicio’s Board of Directors from 2017 until the Merger. Dr. Adams currently serves as President and Chief Executive Officer of Stand Up To Cancer, a charitable program of the Entertainment Industry Foundation, a role he has held since January 2024. In July 2023, Dr. Adams joined Stand Up To Cancer as its first Chief Science Officer. Dr. Adams was previously the Chief Executive Officer of Gamida Cell Ltd., a clinical-stage biopharmaceutical company working to develop cell therapies for hematologic cancers and rare, serious hematologic diseases, from November 2018 to October 2022. Prior to Gamida Cell, Dr. Adams was President and Chief Scientific Officer at Clal Biotechnology Industries Ltd. (“CBI”) from January 2017 to November 2017. Before joining CBI, Dr. Adams served as President of Research and Development at Infinity Pharmaceuticals, Inc. from 2003 to 2017, and also as its Chief Scientific Officer from 2006 to 2010 where he built and led the company’s R&D efforts. From 1999 to 2003, Dr. Adams served as Senior Vice President, Drug Discovery and Development at Millennium Pharmaceuticals, Inc., now part of Takeda Pharmaceutical Company Limited, where he played a key role in the discovery of Velcade® (bortezomib), a therapy widely used for treatment of the blood cancer, multiple myeloma. Earlier in his career, Dr. Adams was credited with discovering Viramune® (nevirapine) for HIV at Boehringer Ingelheim. Dr. Adams has also held senior leadership roles in research and development at LeukoSite, Inc. and ProScript. Dr. Adams previously served on the board of Pieris Pharmaceuticals, Inc. from 2016 to 2018 and Neon Therapeutics, Inc., now BioNTech SE from 2017 to 2018. Dr. Adams currently serves as a director for Gamida Cell Ltd., a private company developing cell and immune therapy technology, and Immunyx, a private drug development company pioneering approaches to immune modulation. Dr. Adams earned a B.S. from McGill University, where he also was awarded an honorary Sc.D, and a Ph.D. from the Massachusetts Institute of Technology.
Our Board of Directors believes that Dr. Adams is qualified to serve as a director based on his extensive science background and professional experience.
Carol Ashe has served as a member of Elicio’s Board of Directors since June 2023 and previously served as a member of Former Elicio’s Board of Directors from August 2020 until the Merger. Previously, Ms. Ashe was the Chief Business Officer at the New York Genome Center, an independent, non-profit academic research institution focused on the advancement of genomic science, from 2014 until 2025. From 2011 to 2013, Ms. Ashe served as Vice President of Corporate Development for Endo’s branded, generic and platform drug delivery pharmaceutical business units. She also served as a Partner at SR One, when it was the corporate venture capital fund of GSK plc (“GSK”) from 2008 to 2010; and head of GSK’s US Corporate Legal Group supporting US-based mergers, acquisitions, and equity investments from 2007 to 2008. Prior to that, Ms. Ashe led GSK’s global Business Development Transactions Legal Team supporting both the pharmaceutical and consumer healthcare business units for many years until 2007. In addition, Ms. Ashe served on the board of Aptose Biosciences, a clinical stage biotechnology company addressing unmet clinical needs in oncology from 2018 to 2025. Ms. Ashe received a B.S. in Biology from Pennsylvania State University, a J.D. from Villanova University School of Law and is a registered patent attorney.
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
Yekaterina (Katie) Chudnovsky has served as a member of Elicio’s Board of Directors since June 2023 and previously served as a member of Former Elicio’s Board of Directors from October 2022 until the Merger. Ms. Chudnovsky is an attorney, venture investor, dedicated patient advocate, and supporter of medical research, with particular interest in cancer research and personalized cancer vaccines. Ms. Chudnovsky is Chairperson of the GI Research Foundation for the University of Chicago Digestive Diseases Center (“GI Research Foundation”), where she has sat on the board for the past 14 years, becoming President in 2019 and Chairperson in 2023. She is an active board member of xCures, Inc., a privately-held technology company working to advance cancer research and patient outcomes with an AI-based precision oncology platform and also currently serves as director at GKCC, LLC, a privately-held company, Immix Biopharma, Inc., a public company, Colorectal Cancer Alliance, a non-profit organization focused on colorectal cancer, and serves as a board observer for MiNK Therapeutics, Inc., a public, clinical-stage biopharmaceutical company. Prior to Ms. Chudnovsky’s current roles, she began her legal career at Thomas Coburn LLP with a focus on corporate law, real estate, mergers and acquisitions, bankruptcy, and business banking. Ms. Chudnovsky received a B.A. in political science and Slavic literature and language from Northwestern University and a J.D. from DePaul University.
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
Karen Wilson has served as a member of Elicio's Board of Directors since June 2023 and previously served as a member of Angion's Board of Directors since April 2020 until the Merger. Ms. Wilson has also been a board member of Connect Biopharma Holdings Ltd., a public company focused on improving the lives of patients living with chronic inflammatory diseases, since 2020, and Serina Therapeutics, Inc., a public company focused on a developing drug optimization technology, since 2025. Ms. Wilson also served as a member of the board of directors of LAVA Therapeutics B.V, a public company, from 2021 to 2025 (acquired) and Vaxart, Inc., a public company, from 2020 to 2022. Ms. Wilson previously served as Senior Vice President of Finance at Jazz Pharmaceuticals plc, a biopharmaceutical company, until September 2020 after serving as Principal Accounting Officer and Vice President of Finance. Prior to joining the Jazz Pharmaceuticals organization in February 2011, Ms. Wilson served as Principal Accounting Officer and Vice President of Finance at PDL BioPharma, Inc., a life sciences company. Ms. Wilson also previously served as a Principal at the consulting firm of Wilson Crisler LLC, Chief Financial Officer of ViroLogic, Inc., a biosciences company, Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc., a medical device manufacturer, and as a consultant and auditor for Deloitte & Touche LLP, a professional services firm. Ms. Wilson is a Certified Public Accountant and received a B.S. in Business from the University of California, Berkeley.
Our Board of Directors believes that Ms. Wilson is qualified to serve as a director due to her extensive background in financial and accounting matters for public companies and her leadership experience in the life science industry.
Jay Venkatesan, M.D. has served as a member of Elicio’s Board of Directors since June 2023 and previously served as Chairman of Angion’s Board of Directors from January 2022 until the Merger. From May 2018 to June 2023, Dr. Venkatesan served as Angion’s President and Chief Executive Officer. Dr. Venkatesan has served as a Managing Partner of Alpine BioVentures, an investment firm since July 2015. From July 2015 to August 2018, Dr. Venkatesan was Co-Founder and President of Alpine Immune Sciences, Inc., an immunotherapy company acquired by Vertex Pharmaceuticals in May 2024, and served as its Chief Executive Officer from July 2015 to June 2016. Additionally, from January 2014 to August 2014, Dr. Venkatesan served as Founder and Chief Executive Officer of Alpine BioSciences, Inc., a biotechnology company, which was acquired by Cascadian Therapeutics, Inc. From January 2008 to July 2015, Dr. Venkatesan served as the Founder and Managing Member of Ayer Capital, a global healthcare investment fund. Prior to that, Dr. Venkatesan served for six years as a director at Brookside Capital, the hedge fund subsidiary of Bain Capital, where he co-managed healthcare investments. Dr. Venkatesan was also a consultant at McKinsey & Company, a consulting firm, and a venture investor with Apax Partners, an investment firm. Since 2018, Dr. Venkatesan has served on the board of Zylem Biosciences, Inc., a private biotechnology company. Since March 2025, Dr. Venkatesan has served on the board and as Chairman of the Nominating and Corporate Governance Committee of Serina Therapeutics, Inc., a public company focused on a developing drug optimization technology. Dr. Venkatesan previously served on the board of Alpine Immune Sciences, Inc. (acquired by Vertex Pharmaceuticals Incorporated) from June 2015 to July 2022, Iovance Biotherapeutics Inc. from 2013 to 2018, and Cell Biotherapies, Inc. from 2015 until its acquisition by Vaxanix Bio, Ltd. in 2023. Dr. Venkatesan has an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from The Wharton School of the University of Pennsylvania, and a B.A. from Williams College.
Our Board of Directors believes that Dr. Venkatesan is qualified to serve as a director based on his experience serving in leadership positions in biotechnology companies, as well as the operational expertise and continuity that he brings to our Board of Directors.
Director Independence
As required under the Nasdaq Stock Market LLC (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committee must be independent under the Exchange Act. Under Rule 5605(a)(2) of the Nasdaq listing standards, a director will only qualify as an

“independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
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
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Elicio, our senior management and our independent auditors, the Board of Directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Julian Adams, Ms. Carol Ashe, Dr. Robert R. Ruffolo, Jr., Ms. Karen Wilson and Dr. Allen Nissenson. In making this determination, the Board of Directors found that none of these directors had a material or other disqualifying relationship with Elicio. Dr. Jay Venkatesan is not considered independent because he was an executive officer of Angion within the past three years. Mr. Robert Connelly is not considered independent because he is an executive officer of Elicio. Ms. Yekaterina (Katie) Chudnovsky is not considered independent because of her significant ownership of Elicio’s securities.
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
Board Leadership Structure
Elicio’s Board of Directors is currently chaired by Dr. Julian Adams.
Our Board of Directors has the flexibility to combine or separate the positions of Chairperson of the Board of Directors and Chief Executive Officer and/or to implement the role of Lead Independent Director in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Our current Board of Directors leadership structure separates the positions of Chief Executive Officer and Board Chair. The Board of Directors believes that this separation is appropriate for the organization at this time because it allows for a division of responsibilities and the sharing of ideas between individuals having different perspectives. Our Chief Executive Officer, who is also a member of our Board of Directors, is primarily responsible for our day-to-day operations and strategic direction, while our Chair of the Board of Directors, who is an independent member of the Board of Directors, is primarily focused on matters pertaining to corporate governance, including management oversight. While the Board of Directors believes that this is the most appropriate structure at this time, the Board of Directors retains the authority to change the Board of Directors structure, including the possibility of combining the Chief Executive Officer and Chairperson of the Board of Directors position, if it deems such a change to be appropriate in the future.
Role of the Board in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture incorporating risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year including a focused discussion and analysis of the risks we may face. Throughout the year, senior management reviews these risks with the Board of Directors at regular Board of Directors meetings as part of management presentations focusing on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.
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
Meetings of the Board of Directors
Pursuant to our Corporate Governance Guidelines, each director is expected to spend the time and effort necessary to properly discharge his or her responsibilities and is expected to regularly prepare for and attend meetings of the Board of Directors and all committees on which the director sits, with the understanding that, on occasion, a director may be unable to attend a meeting. A director who is unable to attend a meeting of the Board of Directors or a committee is expected to notify the Chair of the Board of Directors or the Chair of the appropriate committee in advance of such meeting, and whenever possible, participate in such meeting via teleconference in the case of an in-person meeting.
Information Regarding Committees of the Board of Directors
We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees operates under a charter that has been approved by our Board of Directors and members will serve on these committees until their resignation or as otherwise determined by our Board of Directors. Below is a description of each committee of the Board of Directors.
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
Audit Committee
The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee Elicio’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions, including among other things:
•appointing, engaging, compensating, retaining, and overseeing the work of any independent auditor;
•assessing the independence of our independent auditor;
•pre-approving all audit and non-audit services to be performed by our independent auditor;
•reviewing our financial statements and related disclosures;
•reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control over financial reporting and disclosure controls and procedures and code of conduct;

•reviewing and discussing with management our overall risk assessment and risk management framework;
•establishing procedures for the receipt, retention and treatment of complaints on accounting, internal accounting controls, or auditing matters;
•reviewing and discussing with management and our independent auditor the results of our annual audit, our quarterly financial statements and our publicly filed reports;
•coordinating the evaluation of our financial management personnel;
•consulting with management to establish procedures and internal controls relating to cybersecurity risk management, strategy and governance;
•reviewing and approving related person transactions; and
•preparing the audit committee report that the SEC requires in our annual proxy statement.
Our Audit Committee is composed of Karen Wilson, Allen Nissenson, M.D., and Carol Ashe. Ms. Wilson serves as the chairperson of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined Ms. Wilson is an “audit committee financial expert” as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board of Directors has determined that each of Ms. Wilson, Dr. Nissenson, and Ms. Ashe are independent under the applicable rules of the SEC and Nasdaq.
During the fiscal year ended December 31, 2025, our Audit Committee met five times. The Board of Directors has adopted a written Audit Committee charter available to stockholders on our website.
Compensation Committee
The Compensation Committee is composed of Carol Ashe, Allen Nissenson, M.D., and Robert R. Ruffolo, Jr., Ph.D. Ms. Ashe serves as the chairperson of the Compensation Committee. Each of the members of our Compensation Committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. During the fiscal year ended December 31, 2025, Elicio’s Compensation Committee met three times. The Board of Directors has adopted a written Compensation Committee charter available to stockholders on Elicio’s website. Our Compensation Committee’s role and responsibilities set forth in the Charter include, among other things:
•reviewing, approving and making recommendations regarding our compensation policies, along with conducting periodic reviews of the adequacy of Elicio’s compensation programs;
•reviewing, approving and making recommendations regarding corporate goals and objectives relevant to the compensation of our executive officers (other than Elicio’s Chief Executive Officer), evaluating the performance of these executive officers in light of those goals and objectives and approving the compensation of these executive officers based on such evaluations;
•retaining, and if need be, replacing any compensation or benefits consultants or other outside experts or advisors the Compensation Committee believes is necessary;
•overseeing compliance of Elicio’s equity compensation plans and, subject to stockholder approval, exercising administrative responsibility over such plans, including, reviewing, approving and making recommendations regarding the issuance of stock options and other awards under our stock plans to our executive officers (other than our Chief Executive Officer);
•determining our policies with respect to change of control or “parachute” payments;
•reviewing and making recommendations to our Board of Directors regarding director compensation; and
•reviewing and recommending to our Board of Directors for approval, the compensation of our Chief Executive Officer, conducting this decision-making process without the Chief Executive Officer present.
In establishing compensation amounts for executives, the Compensation Committee seeks to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, the Compensation Committee will generally review market data which is comprised of proxy disclosed data from peer companies and information from nationally recognized published surveys for the biopharmaceutical industry. The market data helps the Compensation Committee gain perspective on the compensation levels and practices at peer companies and allows the Compensation Committee to assess the relative competitiveness of the compensation paid to our executives. The market data thus guides the Compensation Committee in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. The Compensation Committee then considers other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, and performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. Periodically, the Compensation Committee will review and evaluate the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter.
In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of Elicio, advice and assistance from compensation consultants, benefits consultants, independent legal counsel, or other advisors and other external resources the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, external legal counsel or other adviser to the Compensation Committee only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence.
During the past fiscal year, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, the Compensation Committee engaged Aon plc (“Aon”) as its compensation consultant. The Compensation Committee requested that Aon:
•evaluate the efficacy of Elicio’s existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals;
•assist in refining our compensation strategy and in developing and implementing an executive compensation program to execute that strategy;
•assist in defining the appropriate market of our peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group each year; and
•assist the Compensation Committee in benchmarking our director compensation program and practices against those of our peers.
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
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is composed of Julian Adams, Ph.D., Carol Ashe, and Karen Wilson. Dr. Adams serves as the chairperson of the Nominating and Corporate Governance Committee. Each of Julian Adams, Ph.D., Carol Ashe and Karen Wilson is independent under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. During the fiscal year ended December 31, 2025, the Nominating and Corporate Governance Committee met two times. The Board of Directors has adopted a written Nominating and Corporate Governance Committee charter available to stockholders on our website and our Nominating and Corporate Governance Committee’s role and responsibilities set forth in the charter include, among other things:

•evaluating and making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of our Board of Directors;
•overseeing our corporate governance policies, including developing and recommending Elicio’s Corporate Governance Guidelines to the Board of Directors, and reporting and making recommendations to our Board of Directors concerning governance matters, including, but not limited to our Amended and Restated Certificate of Incorporation, as amended, Amended and Restated Bylaws, and the charters of our other committees;
•overseeing and administering the performance evaluation process of the Board of Directors;
•maintaining oversight of matters relating to independence of the Board of Directors and Committee members;
•overseeing Elicio’s environmental, social and governance strategy, initiatives and policies;
•evaluating the Company’s executive officer succession plans (other than the Chief Executive Officer); and
•assessing and overseeing the effectiveness of the relationship between the Board of Directors and Elicio’s management.
The Nominating and Corporate Governance Committee believes candidates for director should have certain minimum qualifications, including having the highest personal and professional integrity, strong ethics and values and the ability to make mature business judgments. The Nominating and Corporate Governance Committee also considers such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Elicio, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of Elicio’s stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of Elicio and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, skills and such other factors as it deems appropriate, given the current needs of the Board of Directors and Elicio, to maintain a balance of knowledge, experience and capability. The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board of Directors. The Nominating and Corporate Governance Committee takes into account the results of the Board of Directors’ self-evaluation, conducted on a periodic basis, on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. Then, the Nominating and Corporate Governance Committee uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. In addition, the Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors by majority vote.
Policy Regarding Consideration of Director Candidates Recommended by Stockholders
The Nominating and Corporate Governance Committee has adopted a policy regarding consideration of director candidates recommended by stockholders. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Corporate Secretary at Elicio Therapeutics, Inc., 451 D Street, Suite 501, Boston, MA 02210, in accordance with the procedures described in our Amended and Restated Bylaws. Written recommendations must include the following information: name and address of the nominating stockholder; a representation that the nominating stockholder is a record holder; a representation that the nominating stockholder intends to appear in person or by proxy at the Company’s annual stockholders’ meeting to nominate the person or persons specified; information regarding each nominee that would be required to be included in a proxy statement; a description of any arrangements or understandings between the nominating stockholder and the nominee; and the consent of each nominee to serve as a director, if elected. The Nominating and Corporate Governance Committee will evaluate candidates recommended by a stockholder in the same manner as candidates identified by the Board of Directors.

Communications with the Board of Directors
Generally, stockholders who have questions or concerns should contact Elicio's Investor Relations department at IR@elicio.com. However, any stockholders who wish to address questions regarding our business directly with the Board, or any individual director, should direct their questions in writing to the Chairperson of the Board of Directors at 451 D Street, Suite 501, Boston, MA 02210. Elicio will make every effort to ensure that communications are distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications, and that appropriate responses are provided to stockholders in a timely manner. Elicio believes its responsiveness to stockholder communications to the Board of Directors is excellent. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys, and solicitations or advertisements.
In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.
Code of Business Conduct and Ethics
Elicio has adopted the Elicio Code of Business Conduct and Ethics applying to all officers, directors, employees, and consultants. The Code of Business Conduct and Ethics is available on Elicio’s website. If Elicio makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Elicio will promptly disclose the nature of the amendment or waiver on its website.
Corporate Governance Guidelines
In June 2023, the Board of Directors, following the Merger, adopted Angion’s Corporate Governance Guidelines, as subsequently amended from time to time, to assure the Board of Directors will have the necessary authority and practices in place to review and evaluate Elicio’s business operations as needed and to make decisions that are independent of Elicio’s management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board of Directors intend to follow with respect to Board composition and selection, Board meetings and involvement of senior management, and Board committees and compensation. The Corporate Governance Guidelines may be viewed on our website.
Insider Trading Policy and Procedures
We have an insider trading compliance policy that, among other things, governs the buying and selling of our securities by all of our personnel, including directors, officers, employees and consultants and certain other covered persons. Our policy is designed to prevent violations of insider trading laws by our personnel and to avoid even the appearance of improper conduct in this regard by our personnel. The policy prohibits covered persons from purchasing or selling our securities while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). In addition, the policy prohibits all employees (including officers and directors) and consultants from engaging in any transaction in which they may profit from short-term speculative swings in the value of our securities, including any of the following activities: (1) “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) of our securities; (2) purchasing our securities on margin or using our securities to secure margin or other loans; (3) transactions in our securities involving certain forms of hedging or monetization transactions such as zero-cost collars and forward sales contracts; and (4) transactions in publicly traded options relating to our securities (i.e., options that are not granted by us). The policy includes quarterly and other trading blackouts and sets forth the procedures covered persons must follow before transacting in our securities, including pre-clearance by our Compliance Officer, or in their absence, our Chief Financial Officer, of all transactions by executive officers and directors and certain employees and consultants, as well as members of their households. A copy of our insider trading compliance policy is filed as an exhibit to the Original 10-K.
The insider trading compliance policy described above applies to transactions by our directors, officers, employees, consultants, and other covered persons. We have not, however, adopted a separate insider trading policy governing the purchase, sale, and/or other disposition of our securities by the Company itself. As part of the oversight of risk, the Board of Directors, or one or more of its Committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, the Board of Directors or Committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards.

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
We seek to ensure the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives. Our Named Executive Officers for fiscal year 2025 were as follows:
•Robert Connelly, President, Chief Executive Officer and Director;
•Preetam Shah, Ph.D., Chief Strategy and Financial Officer and Treasurer; and
•Christopher Haqq, M.D., Ph.D., Executive Vice President, Head of Research and Development and Chief Medical Officer.
Summary Compensation Table
The following table sets forth total compensation paid to our Named Executive Officers for the fiscal year ending on December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Option awards(1) ($)	Bonus Compensation ($)	Non-Equity Incentive Plan Compensation(2) ($)	All other Compensation(3) ($)	Total(4) ($)
Robert Connelly,	2025	632,700	906,960	—	348,000	—	1,887,660
President, Chief Executive Officer, and Director	2024	608,400	1,093,421	—	334,620	—	2,036,441
Preetam Shah, Ph.D.,	2025	350,612(5)	796,143	—	201,600	29,331	1,377,686
Chief Strategy and Financial Officer and Treasurer(6)	2024	—	—	—	—	—	—
Christopher Haqq, M.D., Ph.D.,	2025	528,100	328,176	—	221,900	—	1,078,176
Executive Vice President, Head of Research and Development and Chief Medical Officer	2024	507,807	205,365	—	213,280	—	926,452
_________________
(1)Amounts shown represent the aggregate grant date fair value of options granted as calculated in accordance with FASB ASC Topic 718. See Note 2 of the financial statements included in the Original 10-K for the assumptions used in calculating this amount.
(2)Non-equity incentive plan compensation includes discretionary bonuses based on pre-established performance criteria. For fiscal year 2025, the bonuses were paid in February 2026. For fiscal year 2024, the bonuses were paid in February 2025. Please see the descriptions of the bonuses paid to our Named Executive Officers under “Narrative Disclosure to Summary Compensation Table” below, including target amounts for the discretionary annual bonuses.
(3)All other compensation includes COBRA payments and reimbursements of existing health coverage.
(4)Except as otherwise noted, Named Executive Officers received no compensation other than salaries, bonuses, and stock option awards.
(5)Dr. Shah’s base salary for fiscal year 2025 was $480,000, of which $350,612 was received due to the prorated start date in March 2025.
(6)Dr. Shah commenced employment as Chief Strategy and Financial Officer and Treasurer of the Company on March 24, 2025.

Narrative Disclosure to Summary Compensation Table
Robert Connelly
Effective as of the effective time of the Merger, our Board appointed Mr. Connelly as President and Chief Executive Officer of the Company. Prior to the completion of the Merger, Mr. Connelly was Chief Executive Officer of Former Elicio. Former Elicio entered into an employment agreement with Mr. Connelly in November 2018. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Board, and an annual performance bonus awarded at the discretion of the Board. The agreement also provided for an initial option grant and a signing bonus.
Mr. Connelly’s base salary for fiscal year 2024 was $608,400, increased to $632,700 for fiscal year 2025, and, effective as of January 1, 2026, increased to $664,400 for fiscal year 2026.
For 2024, Mr. Connelly’s target bonus percentage was 55% of his base salary. Mr. Connelly’s bonus target remained at 55% of his base salary for 2025 and remains at 55% for 2026. In 2025, Mr. Connelly was paid a discretionary cash bonus, based on the achievement of 2024 Company corporate goals, of $334,620, which represented 100% of his target bonus. In 2026, Mr. Connelly was paid a discretionary cash bonus, based on the achievement of 2025 Company corporate goals, of $348,000, which represented 100% of his target bonus.
In February 2024, we granted Mr. Connelly an option to purchase 225,137 shares of our common stock under the 2021 Incentive Award Plan (the "2021 Plan"). Mr. Connelly’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Mr. Connelly being employed or in continuous service to Elicio as defined in the 2021

Plan through such vesting date. In September 2024, Mr. Connelly was granted an option to purchase 91,600 shares of our common stock under the 2021 Plan. Mr. Connelly’s option vests over two years with 50% vesting on the first anniversary of the grant date and the remainder vesting on the second anniversary of the grant date, subject to Mr. Connelly being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. In February 2025, we granted Mr. Connelly an option to purchase 121,600 shares of our common stock under the 2021 Plan. Mr. Connelly’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Mr. Connelly being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. In February 2026, we granted Mr. Connelly an option to purchase 147,200 shares of our common stock and 73,600 restricted stock units (“RSUs”) under the 2021 Plan. Mr. Connelly’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Mr. Connelly being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. Mr. Connelly’s RSUs vest over four years with 25% vesting on each anniversary of the grant date, subject to Mr. Connelly being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date.
Mr. Connelly is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change of Control.”
Preetam Shah, Ph.D.
The Company entered into an employment agreement with Dr. Shah on March 21, 2025, effective as of March 24, 2025. The agreement provides for an initial base salary of $480,000, which can be increased from time to time at the discretion of the Board. Dr. Shah is also eligible for an annual performance bonus awarded at the discretion of the Board, with his target bonus equal to 40% of his base salary. The agreement also provided for an initial option grant. Further, pursuant to the terms of the agreement, Dr. Shah received a 15-month reimbursement by the Company, beginning April 1, 2025, for his then-current health coverage premium so long as he continues to pay such health coverage premium, less the premium he would have received if he elected to be initially covered by the Company’s insurance policies. In the event such health coverage becomes unavailable to Dr. Shah, Dr. Shah will become eligible to participate in the Company’s benefit plans.
Dr. Shah’s base salary for fiscal year 2025 was $480,000, of which $350,612 was received due to the prorated start date in March 2025. Effective as of January 1, 2026, Dr. Shah’s base salary increased to $504,000 for fiscal year 2026.
For 2025, Dr. Shah's bonus target was 40% of his base salary. Dr. Shah’s bonus target remains at 40% of his base salary for 2026. In 2026, Dr. Shah was paid a discretionary cash bonus, based on the achievement of 2025 Company corporate goals, of $201,600, which represented 105% of his target bonus.
In connection with the commencement of his employment, the Company granted Dr. Shah an option to purchase 191,624 shares of our common stock, equal to 1.2% of the total shares of the Company’s common stock outstanding as of April 15, 2025, the grant date of the option. Dr. Shah’s option vests over four years with 25% vesting on the first anniversary of his start date of employment and the remainder vesting in 36 equal monthly installments thereafter, subject to Dr. Shah being employed or in continuous service to the Company as provided in the Company’s 2024 Inducement Incentive Award Plan through each such vesting date. In February 2026, we granted Dr. Shah an option to purchase 47,900 shares of our common stock and 24,000 RSUs under the 2021 Plan. Dr. Shah’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Dr. Shah being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. Dr. Shah’s RSUs vest over four years with 25% vesting on each anniversary of the grant date, subject to Dr. Shah being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date.
In fiscal year 2025, Dr. Shah received $29,331 in other compensation relating to COBRA payments and reimbursements of existing health coverage.
Dr. Shah is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change of Control.”
Chris Haqq, M.D., Ph.D.
Effective as of the effective time of the Merger, the Board appointed Dr. Haqq as Executive Vice President, Head of Research and Development and Chief Medical Officer of the Company. Prior to the completion of the Merger, Dr.

Haqq was Executive Vice President, Head of Research and Development and Chief Medical Officer of Former Elicio. Former Elicio entered into an offer letter with Dr. Haqq in September 2019. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Board, and an annual performance bonus awarded at the discretion of the Board. The agreement also provided for an initial grant of restricted stock units, which was granted in October 2019, pursuant to the terms of the offer letter, accelerated and vested in full upon the consummation of the Merger and were settled in Elicio common stock immediately prior to the consummation of the Merger. Additionally, under the terms of his offer letter, Dr. Haqq is also entitled to an annual allowance to be used for the rental or purchase of an apartment near Elicio’s headquarters previously in Cambridge, Massachusetts and now in Boston, Massachusetts, with such annual allowance subject to applicable taxes.
Dr. Haqq’s base salary for fiscal year 2024 was $507,807, increased to $528,100 for fiscal year 2025, and, effective as of January 1, 2026, increased to $554,600 for fiscal year 2026.
For 2024, Dr. Haqq’s bonus target was 40% of his base salary. Dr. Haqq’s bonus target remained at 40% of his base salary for 2025 and remains at 40% for 2026. In 2025, Dr. Haqq was paid a discretionary cash bonus, based on the achievement of 2024 Company corporate goals and individual goals applicable to Dr. Haqq, of $213,280, which represented 105% of his target bonus. In 2026, Dr. Haqq was paid a discretionary cash bonus, based on the achievement of 2025 Company corporate goals, of $221,900, which represented 105% of his target bonus.
In February 2024, we granted Dr. Haqq an option to purchase 28,200 shares of our common stock under the 2021 Plan. Dr. Haqq’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Dr. Haqq being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. In September 2024, we granted Dr. Haqq an option to purchase 28,200 shares of our common stock under the 2021 Plan. Dr. Haqq’s option vests over two years with 50% vesting on the first anniversary of the grant date and the remainder vesting on the second anniversary of the grant date, subject to Dr. Haqq being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. In February 2025, we granted Dr. Haqq an option to purchase 44,000 shares of our common stock under the 2021 Plan. Dr. Haqq’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Dr. Haqq being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. In February 2026, we granted Dr. Haqq an option to purchase 50,900 shares of our common stock and 25,400 RSUs under the 2021 Plan. Dr. Haqq’s option vests over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in 36 equal monthly installments at the end of each month thereafter, subject to Dr. Haqq being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date. Dr. Haqq’s RSUs vest over four years with 25% vesting on each anniversary of the grant date, subject to Dr. Haqq being employed or in continuous service to Elicio as defined in the 2021 Plan through such vesting date.
Dr. Haqq is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change of Control.”
Other Elements of Compensation
Retirement Savings and Health and Welfare Benefits
Mr. Connelly, Dr. Shah, and Dr. Haqq (the “Named Executive Officers”) are eligible to participate in our 401(k) program on the same terms as other full-time employees, subject to their continuing employment. We believe that providing a vehicle for tax-deferred retirement savings through a 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Named Executive Officers, in accordance with our compensation policies.
All of our full-time employees, including our Named Executive Officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; short-term and long-term disability insurance; and life and Accidental Death and Dismemberment insurance, subject to their continuing employment and the terms of their employment agreement. For 2025, commencing upon his employment, Dr. Shah received reimbursement from the Company for his then current health coverage premium so long as he continued to pay such current health coverage premium, less the premium he would have paid if he had elected to be initially covered by the Company’s insurance coverage. In the event such health coverage becomes unavailable to Dr. Shah, Dr. Shah will become eligible to participate in the Company’s benefit plans.
Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a Named Executive Officer when we believe it is necessary to attract or retain the Named Executive Officer. In 2024 and 2025, for Mr. Connelly and Dr. Haqq, we did not provide any perquisites or personal benefits not otherwise made available to our other employees. For 2025, commencing upon his employment, Dr. Shah received reimbursement from the Company for his then current health coverage premium so long as he continued to pay such current health coverage premium, less the premium he would have paid if he had elected to be initially covered by the Company’s insurance coverage.
Outstanding Equity Awards at 2025 Fiscal Year End
The following table lists all outstanding equity awards held by our Named Executive Officers as of December 31, 2025.

		Option Awards				Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares or Units of Shares that Have Not Vested ($)
Robert Connelly	9/8/2020 (3)	27,150	—	9.39	9/8/2030	—	—
	11/28/2022 (2)	147,912	—	3.86	11/28/2032	—	—
	2/1/2024 (1)	112,568	112,569	4.50	2/1/2034	—	—
	9/30/2024 (4)	45,800	45,800	5.03	9/30/2034	—	—
	2/3/2025 (1)	30,400	91,200	8.92	2/3/2035	—	—
Preetam Shah, Ph.D.	4/15/2025 (1)	—	191,624	4.98	4/15/2035	—	—
Christopher Haqq, M.D, Ph.D.	3/31/2022 (1)	3,244	376	13.81	3/31/2032	—	—
	11/28/2022 (2)	99,891	—	3.86	11/28/2032	—	—
	2/1/2024 (1)	14,100	14,100	4.50	2/1/2034	—	—
	9/30/2024 (4)	14,100	14,100	5.03	9/30/2034	—	—
	2/3/2025 (1)	11,000	33,000	8.92	2/3/2035	—	—
_________________
(1)The stock option vests as to 25% of the shares on the first anniversary of the vesting commencement date and thereafter 1/36th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to the holder’s continued service to Elicio through each vesting date.
(2)The stock option vests as to 1/36th of the shares subject to the award on each monthly anniversary of the vesting commencement date, subject to the holder’s continued service to Elicio through each vesting date.
(3)The stock option vested upon the Company submitting an Investigational New Drug Application to the Food and Drug Administration for any of the Company’s Amphiphile vaccine candidates prior to December 31, 2020.
(4)The stock option vests as to 50% of the shares on the first anniversary of the vesting commencement date and 50% of the shares on the second anniversary of the vesting commencement date, subject to the holder's continued service to Elicio through each vesting date.
Potential Payments Upon Termination or Change of Control
In February 2024, we entered into an executive severance plan (the “Severance Plan”) covering the Named Executive Officers, superseding and replacing the severance benefits they would otherwise be entitled to receive.
Under our Severance Plan encompassing each of our Named Executive Officers, if such Named Executive Officer’s employment with us is terminated without Cause (as defined in the Severance Plan), the applicable Named Executive Officer will be entitled to receive an amount equal to the product of (i) the Normal Multiplier (as defined in the Severance Plan) and (ii) the Named Executive Officer’s then-current base salary. For our Named Executive Officers, the applicable severance is 9 months of continued base salary (or 12 months for Mr. Connelly). The Named Executive Officers are also entitled to continue participating in our health benefits for their applicable Severance

Period (as defined in the Severance Plan). In the case of Mr. Connelly, any outstanding unvested, time-based equity awards scheduled to vest during the 12 months following his termination date will fully vest as of the effective date of Mr. Connelly’s termination of employment. In the event of a termination without Cause (as defined in the Severance Plan) or resignation for Good Reason (as defined in the Severance Plan) during the Change in Control Period (as defined in the Severance Plan), the applicable Named Executive Officer will be entitled to receive an amount equal to the product of (i) the CIC Multiplier (as defined in the Severance Plan) and (ii) the Named Executive Officer’s then-current base salary and then-current target annual bonus opportunity, payable as a one-time lump sum. For our Named Executive Officers, the applicable severance is equal to 12 months of base salary (or 18 months for Mr. Connelly). The Named Executive Officers are also entitled to continue participating in our health benefits for their applicable CIC Severance Period (as defined in the Severance Plan). Additionally, any outstanding unvested equity awards held by the Named Executive Officer under the Company’s then-current outstanding equity incentive plan(s) will become fully vested as of the effective date of the Named Executive Officer’s termination of employment. The foregoing severance benefits are subject to the applicable Named Executive Officer’s delivery of an executed release of claims against us within 60 days following termination or such shorter time period as may be set forth, and continued compliance with the Named Executive Officer’s confidentiality obligations or restrictive covenants in effect prior to termination.
Under the employment agreement entered into between the Company and Dr. Shah, in the event Dr. Shah’s employment is terminated by the Company without Cause or Dr. Shah resigns for Good Reason (whether or not in connection with a Change in Control (as defined in the Severance Plan)), Dr. Shah will be entitled to an amount equal to the Company’s contribution of the premium for continuation of coverage under COBRA for the Severance Period in accordance with the Severance Plan, regardless of whether the Company continues to offer such health coverage benefits or whether the Company is required to pay for such health coverage benefits to other employees. In this event, the Company will pay such amount in a single lump sum on such date in accordance with the terms of the Severance Plan.
Policies and Practices Related to the Grant of Certain Equity Awards
Our equity awards, including stock options, are granted in connection with our yearly compensation cycle and regularly scheduled meetings of the Compensation Committee.
Typically, our practice is to make annual award grants in the first quarter of each fiscal year. Our policy is to not grant stock options or similar awards in anticipation of the release of material non-public information and to not time the release of material non-public information based on equity award grant date, but some option grants may be granted close in time to the release of material non-public information to the extent those options are being granted upon the hiring of new executive officers or in connection with annual grants made in connection with our yearly compensation cycle or as part of our director compensation policy.
During the year ended December 31, 2025, we did not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation, and none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material non-public information, and ending one business day after the filing or furnishing of such reports.
Director Compensation
We amended and restated our compensation policy for our non-employee directors (“Director Compensation Program”) effective as of December 2023, which has been further amended from time to time. Such Director Compensation Program is subject to further amendment by the Board of Directors as appropriate. Pursuant to the Director Compensation Program, our non-employee directors receive cash compensation as follows:
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
•The chairperson of the Compensation Committee will receive additional annual cash compensation in the amount of $12,000 per year for such chairperson’s service on the Compensation Committee. Each non-

chairperson member of the Compensation Committee will receive additional annual cash compensation in the amount of $6,000 per year for such member’s service on the Compensation Committee.
•The chairperson of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each non-chairperson member of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.
Under the Director Compensation Program, as amended and restated by the Board of Directors in December 2023 and as further amended from time to time, each non-employee director will automatically be granted an option to purchase 15,800 shares of our common stock upon the director’s initial appointment or election to our Board of Directors (the “Initial Grant”) and an option to purchase 7,900 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter (the “Annual Grant”), unless otherwise approved by the Board of Directors.
The Initial Grant will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder’s meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date. The exercise price per share of director options is equal to the fair market value of a share of our common stock on the grant date, and the director options will vest in full upon (i) a termination of service due to the director’s death or Disability (as defined in the 2021 Plan) or (ii) the consummation of a Change in Control (as defined in the 2021 Plan).
Each non-employee director is entitled to reimbursement from the Company for all reasonable, documented, out-of-pocket and other business expenses incurred by the non-employee director in the performance of his or her duties to the Company in accordance with the Company’s applicable expense reimbursement policies and procedures as in effect from time to time.
The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total(2) ($)
Julian Adams, Ph.D.(3)	83,000	37,758	120,758
Carol Ashe(4)	62,500	37,758	100,258
Allen Nissenson, M.D.(5)	52,500	37,758	90,258
Yekaterina (Katie) Chudnovsky(6)	40,000	37,758	77,758
Robert R. Ruffolo, Jr., Ph.D.(7)	45,000	37,758	82,758
Karen Wilson(8)	60,000	37,758	97,758
Jay Venkatesan, M.D.(9)	40,000	37,758	77,758
_________________
(1)Amounts shown represent the aggregate grant date fair value of options granted during fiscal year 2025 as calculated in accordance with FASB ASC Topic 718. See Note 2 of the financial statements included in the Original 10-K for the assumptions used in calculating this amount.
(2)Non-employee directors only received cash fees and stock option awards as compensation for their service on the Board of Directors.
(3)As of December 31, 2025, Dr. Adams held options to purchase 67,416 shares of our common stock, of which options to purchase 59,460 shares were vested.
(4)As of December 31, 2025, Ms. Ashe held options to purchase 31,009 shares of our common stock, of which options to purchase 23,053 shares were vested.
(5)As of December 31, 2025, Dr. Nissenson held options to purchase 22,989 shares of our common stock, of which options to purchase 15,089 shares were vested.
(6)As of December 31, 2025, Ms. Chudnovsky held options to purchase 20,625 shares of our common stock, of which options to purchase 12,725 shares were vested.
(7)As of December 31, 2025, Dr. Ruffolo held options to purchase 33,178 shares of our common stock, of which options to purchase 25,222 shares were vested.
(8)As of December 31, 2025, Ms. Wilson held options to purchase 22,989 shares of our common stock, of which options to purchase 15,089 shares were vested.

(9)As of December 31, 2025, Dr. Venkatesan held options to purchase 215,878 shares of our common stock, of which options to purchase 207,978 shares were vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the ownership of Elicio’s common stock as of April 9, 2026 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of Elicio as a group; and (iv) all those known by Elicio to be beneficial owners of more than five percent of its common stock. Percentage of ownership is based on 18,704,798 shares of common stock outstanding on April 9, 2026.

Beneficial Owner(1)	Number of Shares	Percent of Total
5% and Greater Stockholders:
GKCC, LLC(2)	6,552,139	33.0%

Named Executive Officers and Directors:
Yekaterina (Katie) Chudnovsky(3)	9,772,764	42.4%
Julian Adams, Ph.D.(4)	67,416	*
Carol Ashe(5)	31,009	*
Robert Connelly(6)	439,694	2.3%
Karen J. Wilson(7)	24,860	*
Robert Ruffolo, Jr., Ph.D.(8)	33,178	*
Allen R. Nissenson, M.D.(9)	22,989	*
Christopher Haqq, M.D., Ph.D.(10)	180,708	1.0%
Pete DeMuth, Ph.D.(11)	137,724	*
Jay Venkatesan, M.D.(12)	436,101	2.3%
Preetam Shah, Ph.D.(13)	55,890	*
All current executive officers and directors as a group (11 persons)(14)	11,202,333	46.2%
_________________
*Less than one percent.
(1)This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Elicio believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 18,704,798 shares outstanding on April 9, 2026, adjusted as required by the rules promulgated by the SEC. Unless otherwise noted below, the address for persons listed in the table is c/o Elicio Therapeutics, Inc. 451 D Street, Boston, Massachusetts 02210.
(2)Includes (i) 5,416,212 shares of our common stock held directly by GKCC, LLC, (ii) 1,032,702 shares of common stock underlying pre-funded warrants and, (iii) 103,225 shares of common stock underlying common warrants exercisable within 60 days of April 9, 2026. Yekaterina (Katie) Chudnovsky has sole voting and investment control over the shares held by GKCC, LLC and may be deemed to beneficially own such shares.
(3)Consists of (i) 20,625 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026, (ii) 5,416,212 shares of common stock held by GKCC, LLC of which Yekaterina (Katie) Chudnovsky has sole voting and investment control over and may be deemed to beneficially own such shares, (iii) 1,032,702 shares of common stock underlying pre-funded warrants exercisable within 60 days of April 9, 2026 held by GKCC, LLC of which Yekaterina (Katie) Chudnovsky has sole voting and investment control over and may be deemed to beneficially own such shares, (iv) 1,600,000 shares of common stock underlying pre-funded warrants exercisable within 60 days of April 9, 2026, (v) 103,225 shares of common stock underlying common warrants exercisable within 60 days of April 9, 2026 held by GKCC, LLC of which Yekaterina (Katie) Chudnovsky has sole voting and investment control over and may be deemed to beneficially own such shares, and (vi) 1,600,000 shares of common stock underlying common warrants exercisable within 60 days of April 9, 2026.
(4)Consists of 67,416 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(5)Consists of 31,009 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(6)Consists of (i) 46,970 shares of our common stock held directly by Robert Connelly and (ii) 392,724 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.

(7)Consists of (i) 1,871 shares of our common stock held directly by Karen J. Wilson and (ii) 22,989 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(8)Consists of 33,178 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(9)Consists of 22,989 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(10)Consists of (i) 31,981 shares of our common stock held directly by Christopher Haqq, M.D., Ph.D. and (ii) 148,727 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(11)Consists of (i) 743 shares of our common stock held directly by Peter DeMuth, Ph.D. and (ii) 136,981 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(12)Consists of (i) 169,270 shares of our common stock held directly by Jay R. Venkatesan, M.D., (ii) 953 shares of our common stock held by the Venkatesan Family Trust, (iii) 50,000 shares of common stock underlying common warrants exercisable within 60 days of April 9, 2026, and (iv) 215,878 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(13)Consists of 55,890 shares of our common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 9, 2026.
(14)Consists of the shares described in footnotes 3 through 13 above.

Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of Elicio’s equity compensation plans in effect as of December 31, 2025.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,520,047	$18.87	460,025
Equity compensation plans not approved by security holders(2)	1,101,156	$6.09	188,611
Total	2,621,203	$13.50	648,636
_________________
(1)These plans consist of the 2021 Plan, the Second Amended and Restated 2015 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”). The 2021 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 5% of the number of shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2026, the 2021 Plan was increased by 5% of shares outstanding as of December 31, 2025 pursuant to such evergreen provision. The ESPP also contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year equal to the lesser of (i) 1% of the number of shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) if our Board acts prior to the first day of the fiscal year, such lesser amount that our Board determines for purposes of the annual increase of the fiscal year. As of January 1, 2026, the ESPP was increased by 1% of shares outstanding as of December 31, 2025 pursuant to such evergreen provision.
(2)These plans consist of the Former Elicio 2022 Equity Incentive Plan, as amended, the former Elicio 2012 Equity Incentive Plan, as amended, and the Elicio 2024 Inducement Incentive Award Plan for the issuance of inducement stock options granted pursuant to Nasdaq Rule 5635(c)(4). In connection with the Merger, the Company assumed the Former Elicio 2022 Equity Incentive Plan and the Former Elicio 2012 Equity Incentive Plan (the “Former Elicio Plans”) and all stock options issued and outstanding under the Former Elicio Plans. Each outstanding and unexercised option to purchase Former Elicio common stock was adjusted with such Company stock options henceforth representing the right to purchase a number of shares of the Company’s common stock based on the Merger exchange ratio of 0.0181. Any restriction on the exercise of any Former Elicio stock options assumed by the Company will continue in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such Former Elicio stock options will otherwise remain unchanged; provided, however, that Elicio’s Board of Directors or a committee thereof will assume the responsibility and the authority of Former Elicio’s Board of Directors or any committee thereof with respect to each Former Elicio stock option assumed by the Company. See Note 8 of the financial statements included in the Original 10-K for descriptions of each of the equity plans.

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
Certain Related Person Transactions
The following is a summary of transactions since January 1, 2024 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our total assets at December 31, 2025, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the section titled “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers, principal stockholders, and their affiliates.
All of the transactions set forth below were approved by a majority of our Board of Directors or our Audit Committee. We believe we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by our Audit Committee, or a majority of the members of our Board of Directors, including a majority of the independent and disinterested members of our Board of Directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
March 2024 Private Placement
In March 2024, we entered into a subscription agreement (the "March Subscription Agreement") with GKCC, LLC, an entity controlled by Yekaterina (Katie) Chudnovsky, a member of our Board of Directors, and which owns greater than 20% of our shares of common stock outstanding (the “Purchaser”), providing for the issuance and sale by us to the Purchaser of pre-funded warrants to purchase up to 1,032,702 shares of our common stock, par value $0.01 per share (the "March Pre-Funded Warrants"), at a purchase price per March Pre-Funded Warrant of $5.81 (the "March Offering"). The March Offering closed on March 19, 2024 (the “March Offering Closing Date”). Each March Pre-Funded Warrant is exercisable at any time on or after the March Offering Closing Date at an exercise price equal to $0.01 per share, subject to adjustments as provided under the terms of the March Pre-Funded Warrant. The gross proceeds to us from the March Offering were approximately $6.0 million. In connection with the March Offering, we granted the Purchaser certain customary registration rights with respect to the shares of our common stock issuable upon exercise of the March Pre-Funded Warrants and, on June 3, 2024 filed a registration statement on Form S-3 with respect to such shares, which registration statement became effective on June 11, 2024. The March Subscription Agreement contains customary terms and conditions for a transaction of this type, including certain customary indemnification rights and certain customary cash penalties on us for our failure to satisfy specified filing and effectiveness time periods.
July 2024 Public Offering
In July 2024, we closed an underwritten public offering (the “July Offering”) consisting of shares of our common stock, pre-funded warrants (the “July Pre-Funded Warrants”) and common stock purchase warrants (the “July Common Warrants”), as further described below, in which Yekaterina (Katie) Chudnovsky, a member of our Board of Directors and holder of more than 20% of our common stock outstanding, and Jay Venkatesan, a member of our Board of Directors, along with trusts affiliated with Jay Venkatesan, participated. Ms. Chudnovsky purchased 1,600,000 July Pre-Funded Warrants and accompanying July Common Warrants for an aggregate purchase price of $7,984,000 and Mr. Venkatesan and his affiliated trusts purchased 200,000 July Pre-funded Warrants and accompanying July Common Warrants for an aggregate purchase price of $998,000, with such July Pre-Funded Warrants and July Common Warrants subject to the terms and conditions of such securities detailed below.

The July Offering consisted of (i) 500,000 shares of our common stock, par value $0.01 per share (the “July Shares”) and (ii) 1,800,000 July Pre-Funded Warrants, together with the July Common Warrants to purchase up to 2,300,000 shares of our common stock. Each July Share and accompanying July Common Warrant were sold together at a combined offering price of $5.00 per July Share and accompanying July Common Warrant, and each July Pre-Funded Warrant and accompanying July Common Warrant were sold together at a combined offering price of $4.99 per July Pre-Funded Warrant and accompanying July Common Warrant, which represented the combined purchase price per July Pre-Funded Warrant and accompanying July Common Warrant less the $0.01 per share exercise price for each such July Pre-Funded Warrant. The July Common Warrants have an exercise price of $5.00 per share, were immediately exercisable and will expire five years from the issuance date.
Senior Secured Convertible Note Financing
In August 2024, we entered into a securities purchase agreement (the "August Securities Purchase Agreement") pursuant to which we issued a 3.0% Senior Secured Convertible Promissory Note due February 15, 2026 (the "Convertible Note") in the principal amount of $20.0 million (the "Note Financing") to the Purchaser. Pursuant to the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026, unless earlier converted in accordance with the terms of the Convertible Note. Interest on the Convertible Note was to accrue and be payable quarterly in cash on the principal amount equal to 3% per annum, with the initial interest payment date to be June 30, 2025. The Convertible Note was secured by a (i) first priority lien on substantially all assets of the Company and our subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The Convertible Note was convertible into shares of Elicio common stock, in whole or in part, at the option of the Purchaser at any time, based on a Conversion Price of $5.81 per share of common stock, subject to adjustments and satisfaction of certain conversion conditions. The Convertible Note contained customary terms and covenants and customary events of default. We granted the Purchaser certain customary registration rights with respect to the shares of common stock issuable upon conversion of the Convertible Note, and on November 13, 2024, filed a registration statement on Form S-3 with respect to such shares, which registration statement became effective on November 20, 2024.
If at any time from and after the date of the August Securities Purchase Agreement and for so long as certain conversion conditions are satisfied, the closing price of the common stock on Nasdaq equals or exceeds 135% of the Conversion Price for 20 trading days in a 30 trading day period, then we had the right to require the Purchaser to convert all or any portion of the Convertible Note, including any accrued but unpaid interest into shares of common stock, as further described in the Convertible Note. In March 2025, we exercised our right under the Convertible Note to require the Purchaser to convert the full amount of the Convertible Note, including all accrued and unpaid interest into shares of our common stock. We issued 3,500,573 shares of common stock to the Purchaser in exchange for the principal balance of $20.0 million plus $0.3 million in accrued interest, in satisfaction in full of the Convertible Note.
Personal Gift
In April 2025, Ms. Chudnovsky, a member of our Board of Directors and a holder of greater than 20% of our common stock outstanding made a gift to us in the amount of $640,757 to be used for purposes of the continued development and manufacturing of our product candidates. The Company returned the amount in full to Ms. Chudnovsky in April 2025.
Senior Secured Promissory Note Financing
In June 2025, the Company entered into a note purchase agreement (the “June 2025 Promissory Note Financing”) with the Purchaser pursuant to which the Company issued a Senior Secured Promissory Note (the “June 2025 Promissory Note”) in the principal amount of $10.0 million. The June 2025 Promissory Note will mature on June 3, 2028, or such earlier date as the June 2025 Promissory Note is required or permitted to be repaid in accordance with the terms of the June 2025 Promissory Note and is a senior, secured obligation of the Company and its subsidiaries. Interest will accrue and be payable in cash on the principal amount at the rate of the sum of the Prime Rate (as defined in the June 2025 Promissory Note) plus 5.00%, provided that the maximum interest rate shall not exceed 12.5% per annum, with an initial interest payment date of July 1, 2026. As of December 31, 2025, the interest rate was 12.5% per annum. The first 24 months of the June 2025 Promissory Note is an interest only period, with payments towards the principal commencing on July 1, 2027 as shown in the below future principal payments table. The Company may prepay the June 2025 Promissory Note in full at any time, but the payment must include the principal, all accrued unpaid interest, and a prepayment fee in one aggregate payment. If the prepayment occurs during the first, second, or third year of the June 2025 Promissory Note, the prepayment fee will be equal to the outstanding principal balance prepaid multiplied by 3%, 2%, or 1%, respectively.

Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to the Purchaser the June 2025 Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the date of issuance. The Purchaser will not have the right to exercise any portion of the June 2025 Warrant if the Purchaser (together with its affiliates) would beneficially own in excess of 49.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2025 Warrant.
Director Independence
Our Board of Directors currently consists of eight members. Our Board of Directors has determined all of our directors, other than Dr. Venkatesan, Ms. Chudnovsky and Mr. Connelly, qualify as “independent” directors in accordance with the Nasdaq listing requirements. Dr. Venkatesan is not considered independent because he was an employee of Angion for a period of time within the prior three years. Mr. Connelly is not considered independent as he is currently an employee of Elicio. Ms. Chudnovsky is not considered independent because of her significant ownership of Elicio’s securities. In addition, as required by the Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.
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
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is Baker Tilly US, LLP, Tewksbury, MA, Auditor Firm ID: 23.
The following table sets forth all fees billed for professional audit, tax and other services rendered by Baker Tilly US, LLP(1):

	Year Ended December 31,
	2025	2024
Audit Fees(2)	$572,069	$567,800
Audit-Related Fees(3)	—	—
Tax Fees(4)	—	—
Other(5)	—	—
Total Fees	$572,069	$567,800
_________________
(1)Baker Tilly US, LLP served as Elicio’s auditor for the years ended December 31, 2025 and 2024.
(2)Audit fees are for professional services for the audit of our financial statements, the review of quarterly interim financial statements, and for services that are normally provided by the accountant in connection with other regulatory filings or engagements. Fees for the years ended December 31, 2025 and 2024 include services associated with registration statements and comfort letters, in addition to the 2025 and 2024 audits.
(3)Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards.
(4)Tax fees are for compliance and consultation.
(5)All other fees consist principally of all other permissible work performed by Baker Tilly US, LLP that does not meet the above category descriptions.

Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Elicio’s independent registered public accounting firm, Baker Tilly US, LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that services may be pre-approved by its Chairperson, Karen Wilson. All of the services described above for fiscal years 2025 and 2024 were pre-approved, to the extent applicable, by the Audit Committee or the Audit Committee Chairperson.
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
Item 15(a)(3). Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated January 17, 2023, by and among Angion Biomedica Corp., Arkham Merger Sub, Inc. and Elicio Therapeutics, Inc.	8-K	1/17/2023	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	2/9/2021	3.1
3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023.	8-K	6/2/2023	3.3
3.3	Certificate of Amendment (Officer Exculpation) to the Amended and Restated Certificate, dated June 1, 2023.	8-K	6/2/2023	3.4
3.4	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation, dated June 1, 2023.	8-K	6/2/2023	3.5
3.5	Amended and Restated Bylaws	8-K	2/9/2021	3.2
4.1	Reference is made to exhibits 3.1 through 3.5.
4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2
4.3	Form of Warrant to Purchase Common Stock.	S-1	1/15/2021	4.3
4.4	Amended and Restated Registration Rights Agreement, dated as of March 31, 2020, by and among Angion Biomedica Corp. and the investors party thereto.	S-1	1/15/2021	4.6
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/30/2022	4.5
4.6	Form of Common Warrant	8-K	1/30/2025	4.1
4.7	Form of Senior Secured Convertible Promissory Note due February 15, 2026.	8-K	8/12/2024	4.1
4.8	Form of Common Warrant.	8-K	6/28/2024	4.1
4.9	Form of Pre-Funded Warrant.	8-K	6/28/2024	4.2
4.10	Form of Pre-Funded Warrant.	8-K	3/18/2024	10.2

4.11	Form of Senior Secured Promissory Note due June 3, 2028	8-K	6/4/2025	4.1
4.12	Form of Warrant	8-K	6/4/2025	4.2
10.1	Lease Between Elicio Therapeutics, Inc. and RREF II 451D, LLC dated July 21, 2021.	S-4/A	3/29/2023	10.34
10.2	Form of Securities Purchase Agreement, dated as of January 29, 2025, by and among Elicio Therapeutics, Inc. and the purchasers party thereto	8-K	1/30/2025	10.1
10.3	Securities Purchase Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC	8-K	8/12/2024	10.1
10.4	Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC	8-K	8/12/2024	10.2
10.5	IP Security Agreement, dated August 12, 2024, by and between the Company and GKCC, LLC	8-K	8/12/2024	10.3
10.6	Subsidiary Guarantee, dated August 12, 2024, among Elicio Operating Company, Inc., Elicio Securities Corp. and GKCC, LLC	8-K	8/12/2024	10.4
10.7	Security Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC.	8-K	6/4/2025	10.2
10.8	IP Security Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC.	8-K	6/4/2025	10.3
10.9	Subsidiary Guarantee, dated June 3, 2025, among Elicio Operating Company, Inc., Elicio Securities Corp. and GKCC, LLC.	8-K	6/4/2025	10.4
10.10	Subscription Agreement, dated as of March 18, 2024, by and between Elicio Therapeutics, Inc. and GKCC, LLC.	8-K	3/18/2024	10.1
10.11	At Market Issuance Sales Agreement, dated as of March 16, 2026, by and between Elicio Therapeutics, Inc. and B. Riley Securities, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc.	8-K	3/16/2026	10.1
10.12	Capital on DemandTM Sales Agreement, dated as of June 3, 2024, by and between Elicio Therapeutics, Inc. and JonesTrading Institutional Services LLC	S-3	6/3/2024	1.3
10.13	Form of Indemnification Agreement between Elicio Therapeutics, Inc. and each of its directors and officers.	8-K	6/2/2023	10.8
10.14	Information Rights Letter, dated May 30, 2023, by and between Clal Biotechnology Industries Ltd. and Elicio Therapeutics, Inc.	8-K	6/2/2023	10.13
10.15#	Employment Agreement between Elicio Therapeutics, Inc. and Robert Connelly, dated as of November 15, 2018.	S-4/A	3/29/2023	10.29+
10.16#	Offer Letter between Elicio Therapeutics, Inc. and Dr. Christopher Haqq, dated as of September 29, 2019.	S-4/A	3/29/2023	10.30+
10.17#	Employment Letter, by and between Elicio Therapeutics, Inc. and Peter DeMuth, dated as of April 13, 2022.	S-4/A	3/29/2023	10.32+
10.18#	Employment Agreement, dated March 21, 2025, by and between Elicio Therapeutics, Inc. and Preetam Shah.	8-K	3/24/2025	10.1+
10.19	Subscription Agreement, dated as of December 22, 2023, by and between the Company and GKCC, LLC.	8-K	12/22/2023	10.1
10.20#	Elicio Therapeutics, Inc. 2012 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.27+
10.21#	Elicio Therapeutics, Inc. 2022 Equity Incentive Plan, as amended.	S-4/A	3/29/2023	10.28+
10.22†	Exclusive Patent License Agreement, dated January 22, 2016, by and between Elicio Therapeutics, Inc. and the Massachusetts Institute of Technology, as amended.	S-4/A	3/29/2023	10.25+
10.23	Note Purchase Agreement, dated January 17, 2023, by and between Elicio Therapeutics and Angion Biomedica Corp., and Form of Promissory Note.	8-K	1/17/2023	10.1
10.24	Note Purchase Agreement, dated June 3, 2025, by and between the Company and GKCC, LLC.	8-K	6/4/2025	10.1
10.25#	Amended and Restated Non-Employee Director Compensation Policy.	10-K	3/12/2026	10.24
10.26#	Executive Severance Plan.	8-K	2/2/2024	10.1
10.27#	Second Amended and Restated 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(a)

10.28#	Form of Incentive Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(b)
10.29#	Form of Non-Qualified Stock Option Grant under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(c)
10.30#	Form of Stock Option Exercise under 2015 Equity Incentive Plan.	S-1	1/15/2021	10.5(d)
10.31#	2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(a)
10.32#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(b)
10.33#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(c)
10.34#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.6(d)
10.35#	2021 Employee Stock Purchase Plan.	10-K	3/12/2026	10.34
10.36#	Elicio Therapeutics, Inc. 2024 Inducement Incentive Award Plan.	10-K	3/29/2024	10.20
10.37#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Inducement Incentive Award Plan.	10-K	3/29/2024	10.21
10.38#	Form of Inducement Stock Option Grant Notice and Agreement.	10-K	3/29/2024	10.22
19.1	2021 Insider Trading Compliance Policy, as amended	10-K	3/12/2026	19.1
21.1	Subsidiaries of the registrant.	10-K	3/12/2026	21.1
23.1	Consent of independent registered public accounting firm.	10-K	3/12/2026	23.1
24.1	Power of Attorney (reference is made to the signature page hereto).	10-K	3/12/2026	24.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
					X
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/12/2026	32.1
32.2^	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/12/2026	32.2
97.1	Elicio Therapeutics, Inc. Clawback Policy (effective October 31, 2023).	10-K	3/31/2025	97.1
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File				X
__________________________________
† Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
# Indicates management contract or compensatory plan.
^ The certification that accompanies the Amendment No. 1 to Annual Report on Form 10-K/A pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Elicio Therapeutics, Inc.

Date: April 29, 2026            By: /s/ Robert Connelly
Robert Connelly
President and Chief Executive Officer