Form 10-Q
period 2026-03-31
Elicio Therapeutics, Inc.
filed 2026-05-11
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 8, 2026 was 19,086,081.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026, as may be updated or supplemented in subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and are based on assumptions as of the date they were made. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$14,948	$18,563
Prepaid expenses and other current assets	1,252	748
Total current assets	16,200	19,311
Property and equipment, net	249	295
Operating lease, right-of-use assets	4,539	4,782
Restricted cash, noncurrent	706	704
Other long-term prepaid assets	995	770
Total assets	$22,689	$25,862
Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$272	$672
Accrued expenses	5,915	6,427
Operating lease liability, current	1,042	1,011
Total current liabilities	7,229	8,110
Warrant liabilities	3,599	2,615
Operating lease liability, noncurrent	3,823	4,094
Long-term debt, net	9,475	9,407
Total liabilities	24,126	24,226
Commitments and contingencies - Note 9
Stockholders' (deficit) equity:
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 18,654,350 shares and 17,814,762 shares issued at March 31, 2026 and December 31, 2025, respectively; 18,639,895 and 17,800,307 outstanding as of March 31, 2026 and December 31, 2025, respectively	186	178
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	244,144	235,407
Accumulated other comprehensive loss	(122)	(127)
Accumulated deficit	(245,495)	(233,672)
Total stockholders' (deficit) equity	(1,437)	1,636
Total liabilities and stockholders'(deficit) equity	$22,689	$25,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$6,757	$7,778
General and administrative	3,845	2,958
Total operating expenses	10,602	10,736
Loss from operations	(10,602)	(10,736)
Other (expense) income
Change in fair value of warrant liabilities	(984)	(507)
Foreign exchange transaction gain	13	—
Interest income	157	210
Interest expense	(407)	(176)
Total other expense, net	(1,221)	(473)
Net loss	(11,823)	(11,209)
Other comprehensive income:
Foreign currency translation adjustment	5	31
Comprehensive loss	$(11,818)	$(11,178)
Net loss per common share, basic and diluted	$(0.65)	$(0.87)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted	18,211,745	12,950,574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	17,814,762	$178	(14,455)	$(150)	$235,407	$(127)	$(233,672)	$1,636
Issuance of common stock from at-the-market offering, net of issuance costs of $0.2 million	819,157	8	—	—	7,769	—	—	7,777
Issuance of common stock upon exercise of options	20,431	—	—	—	100	—	—	100
Stock-based compensation	—	—	—	—	868	—	—	868
Foreign currency translation adjustment	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(11,823)	(11,823)
Balance as of March 31, 2026	18,654,350	$186	(14,455)	$(150)	$244,144	$(122)	$(245,495)	$(1,437)

For the Three Months Ended March 31, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)
Issuance of common stock from at-the-market offering, net of issuance costs of $0 million	106,823	1	—	—	834	—	—	835
Issuance of common stock upon exercise of options	1,628	—	—	—	7	—	—	7
Conversion of senior note payable into common stock, net of issuance costs of $0.3 million	3,500,573	35	—	—	20,141	—	—	20,176
Issuance of common stock and warrants from the January 2025 Offering, net of issuance costs of $0.8 million	1,261,830	13	—	—	9,130	—	—	9,143
Issuance of common stock upon the exercise of common warrants	68,500	1	—	—	715	—	—	716
Stock-based compensation	—	—	—	—	517	—	—	517
Foreign currency translation adjustment	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(11,209)	(11,209)
Balance as of March 31, 2025	15,983,191	$160	(14,455)	$(150)	$214,348	$(144)	$(205,310)	$8,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(11,823)	$(11,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	53
Amortization of right-of-use assets, operating leases	243	225
Non-cash interest expense	—	107
Amortization of debt discount	68	35
Change in fair value of warrant liabilities	984	507
Stock-based compensation	868	517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(504)	(4)
Other long-term prepaid assets	(225)	—
Accounts payable	(460)	2,999
Accrued expenses	(602)	(2,645)
Deferred research obligation	—	(489)
Operating lease liabilities	(240)	(215)
Net cash used in operating activities	(11,645)	(10,119)

Cash flows from financing activities
Proceeds from issuance of common stock from at-the-market offerings, net of issuance costs	7,988	835
Payment of offering costs for the issuance of common stock from at-the-market offering	(61)	—
Proceeds from the exercise of common warrants	—	343
Proceeds from issuance of common stock and common warrants from the January 2025 Offering	—	9,143
Proceeds from the exercise of stock options	100	7
Net cash provided by financing activities	8,027	10,328
Effect of foreign currency on cash and cash equivalents	5	31
Net (decrease) increase in cash and cash equivalents	(3,613)	240
Cash, cash equivalents and restricted cash at the beginning of the period	19,267	19,492
Cash, cash equivalents, and restricted cash at the end of the period	$15,654	$19,732

Components of cash and cash equivalents, and restricted cash
Cash and cash equivalents	$14,948	$18,351
Restricted cash	706	1,381
Total cash, cash equivalents and restricted cash	$15,654	$19,732

Supplemental disclosure of noncash investing and financing activities:
At-the-market offering costs incurred but not paid included in accrued expenses and accounts payable	$150	$—
Fair value of common stock warrants upon settlement	$—	$373
Conversion of Convertible Note and interest into equity	$—	$20,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1—Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) is a clinical-stage biotechnology company advancing novel immunotherapies for the treatment of cancer, including mutant Kirsten rat sarcoma viral oncogene homolog (“mKRAS”)-positive pancreatic cancer, colorectal cancer, lung cancer and other mKRAS positive cancers. Elicio and its wholly-owned subsidiaries, Elicio Securities Corporation (“ESC”), an investment company, Elicio Operating Company, Inc. (“Former Elicio”), and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established for the purposes of qualifying for research credits for studies conducted in Australia, are collectively referred to as “Elicio” throughout these unaudited interim condensed consolidated financial statements.
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of March 31, 2026, the Company had an accumulated deficit of $245.5 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company’s sources of liquidity are described below.
At-The-Market Equity Programs
In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“Jones”), as agent, to provide for the issuance and sale of up to $40 million of shares of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). During the year ended December 31, 2025, the Company issued and sold 1,717,507 shares of common stock at a weighted average price of $9.46 per share under the 2024 ATM Program for net proceeds of approximately $16.2 million after deducting sales commissions. During the three months ended March 31, 2026, the Company issued and sold 699,678 shares of common stock at a weighted average price of $9.52 per share for net proceeds of approximately $6.7 million after deducting sales commissions under the 2024 ATM Program. In March 2026, the Company terminated the 2024 ATM Program and was not subject to any penalties related to the termination.
In February 2026, the Company filed a registration statement on Form S-3 (the “2026 Registration Statement”) with the SEC, as subsequently amended in March 2026, that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $400 million. In March 2026, the Company entered into the At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley Securities”), Jones, and Ladenburg Thalmann & Co. Inc. (“Ladenburg Thalmann”), (each an “Agent” and collectively, the “Agents”), under which the Company may issue and sell, from time to time at its sole discretion, up to $100 million of shares of common stock in “at-the-market” offerings through the Agents under the 2026 Registration Statement and related prospectus filed with the 2026 Registration Statement (the “2026 ATM Program” and, collectively with the 2024 ATM Program, the “ATM Programs”). During the three months ended March 31, 2026, the Company issued and sold 119,479 shares of common stock at a weighted average price of $11.42 per share for net proceeds of approximately $1.3 million after deducting sales commissions under the 2026 ATM Program. The Company incurred offering costs of $0.2 million related to the initial setup of the 2026 ATM Program, of which $0.2 million remained unpaid and was included in accounts payable and accrued expenses as of March 31, 2026, bringing the aggregate net proceeds for the 2026 ATM Program to approximately $1.1 million for the three months ended March 31, 2026.
During the three months ended March 31, 2026, the Company issued and sold 819,157 shares of common stock at a weighted average price of $9.80 per share for aggregate net proceeds of $8.0 million after deducting sales commissions and $7.8 million after deducting offering costs under the ATM Programs.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

January 2025 Offering
In January 2025, the Company entered into a securities purchase agreement with certain institutional investors (each an “Investor” and, collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by Elicio directly to the Investors (the “January 2025 Offering”): (i) an aggregate of 1,261,830 shares of common stock (the “January 2025 Shares”) and (ii) common warrants to purchase up to an aggregate of 1,261,830 shares of common stock (the “January 2025 Common Warrants”). Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the issuance date. The January 2025 Offering resulted in net proceeds of approximately $9.2 million after deducting the placement agent’s fees and related offering expenses.
Senior Secured Promissory Note Financing
In June 2025, the Company entered into a note purchase agreement (the “June 2025 Promissory Note Financing”) with GKCC, LLC (“GKCC”), an entity controlled by a member of Elicio’s board of directors, pursuant to which the Company issued a Senior Secured Promissory Note due June 3, 2028 (the “June 2025 Promissory Note”) in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC a warrant to purchase an aggregate of 103,225 shares of common stock (the “June 2025 Warrant”). The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. The Company received net proceeds of approximately $9.9 million from the June 2025 Promissory Note Financing, after deducting debt issuance costs. Refer to Note 8 and 11 for additional information.
As of March 31, 2026, the Company had $14.9 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it may need to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
The condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Elicio Pty, ESC, and Former Elicio. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Recently Adopted Accounting Standards During the Period
In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This new guidance clarifies the accounting treatment of whether the settlement of convertible debt should be accounted for as an induced conversion or extinguishment of convertible debt. This guidance is effective for annual reporting periods beginning after December 15, 2025. The Company adopted ASU 2024-04 on a prospective basis on January 1, 2026. The Company’s adoption of ASU 2024-04 did not have a material impact on its condensed consolidated financial statements.
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
Note 3—Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,296	$—	$—	$6,296
Total assets	$6,296	$—	$—	$6,296

Warrant liabilities	$—	$3,596	$3	$3,599
Total liabilities	$—	$3,596	$3	$3,599

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,245	$—	$—	$6,245
Total assets	$6,245	$—	$—	$6,245

Warrant liabilities	$—	$2,614	$1	$2,615
Total liabilities	$—	$2,614	$1	$2,615
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at March 31, 2026 and December 31, 2025 were held in U.S. Treasury securities.
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
The fair value of the warrants assumed in the merger (the “Merger”) with Angion Biomedica Corp. (“Angion” and the warrants, the “Angion Warrants”) were classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	March 31, 2026	December 31, 2025
Balance, beginning of the period	$1	$1
Change in fair value	2	—
Balance, end of the period	$3	$1
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
The fair value of the assumed Angion Warrant liabilities was estimated using the following assumptions:

	March 31, 2026	December 31, 2025
Weighted average strike price	$76.00	$76.00
Contractual term (years)	2.4	2.7
Volatility (annual)	76.8%	67.6%
Risk-free rate	4.0%	3.8%
Dividend yield (per share)	—%	—%
In July 2024, the Company closed an underwritten public offering (the “July 2024 Public Offering”), consisting of (i) 500,000 shares of common stock (the “July 2024 Shares”), (ii) pre-funded warrants exercisable for 1,800,000 shares of common stock (the “July 2024 Pre-Funded Warrants”), and (iii) common warrants to purchase up to 2,300,000 shares of common stock, (the “July 2024 Common Warrants”). The Company identified the July 2024 Common Warrants as liabilities and measured them at fair value on July 1, 2024, and subsequently remeasures the fair value of these warrant liabilities at each reporting period end. The Company is able to calculate the fair value measurement based on directly observable inputs from active markets, therefore these warrants are classified as Level 2. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants, are immediately exercisable, and will expire five years from the issuance date. At the Company’s annual stockholder’s meeting in November 2024, the Company obtained stockholder approval for GKCC, together with its affiliates, to exceed the 19.99% beneficial ownership limitation pursuant to the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) (“Stockholder Approval”). As a result of the Stockholder Approval, the July 2024 Common Warrants held by GKCC are equity classified while the remainder of the outstanding July 2024 Common Warrants are liability classified and are subsequently remeasured at each reporting period end. Refer to Note 8 for further discussion.
For the three months ended March 31, 2026 and 2025, the Company recognized a change in fair value of $1.0 million and $0.5 million, respectively, on the remeasurement of the liability-classified July 2024 Common Warrants.
The Company records the fair value remeasurement of the outstanding liability-classified warrants in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Note 4—Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	March 31, 2026	December 31, 2025
Prepaid research and development contract services	$563	$115
Advanced professional fees	319	193
Prepaid insurance	208	367
Other prepaid expenses and other current assets	162	73
Total prepaid and other current assets	$1,252	$748
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$1,661	$1,661
Furniture and fixtures	258	258
Leasehold improvements	132	132
Total property and equipment	2,051	2,051
Less: accumulated depreciation	(1,802)	(1,756)
Property and equipment, net	$249	$295
Depreciation expense for the three months ended March 31, 2026 was an immaterial amount. For the three months ended March 31, 2025, depreciation expense was $0.1 million.
Other long-term prepaid assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $1.0 million and $0.8 million for March 31, 2026 and December 31, 2025, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional fees	$623	$818
Accrued compensation and benefits	833	2,528
Accrued clinical trial and research and development costs	3,345	2,298
Accrued interest	1,080	741
Other accrued expenses	34	42
Total accrued expenses	$5,915	$6,427
Note 5 — Research Grants
In September 2022, Former Elicio entered into a grant agreement with the Gastro-Intestinal (“GI”) Research Foundation, a not-for-profit organization focused on supporting research to treat, cure, and prevent digestive diseases, for $2.8 million. The development efforts as defined in the first grant agreement were completed in the second quarter of 2023. In September 2023, the Company entered into a second grant agreement with the GI Research Foundation for $3.1 million. The development efforts as defined in the second agreement were completed in the third quarter of 2024. In August 2024, the Company entered into a third grant agreement with the GI Research Foundation for $1.5 million. The third grant agreement activities were completed in the second quarter of 2025.
The award money for the three grant agreements was recorded as contra-expense to offset the research and development costs incurred. For the three months ended March 31, 2025, the Company incurred $0.5 million in research and development expenses related to this project, of which $0.5 million was reimbursed from available grant funds. Following completion of the third grant agreement with GI Research Foundation during the second quarter of 2025, the remaining $0.4 million of the grant funds were recognized as grant income, as there were no further conditions to be met.

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
At-The-Market Equity Programs
During the three months ended March 31, 2025, the Company issued and sold 106,823 shares of common stock at a weighted average price of $7.82 per share under the 2024 ATM Program for net proceeds of approximately $0.8 million after deducting sales commissions. During the year ended December 31, 2025, the Company issued and sold 1,717,507 shares of common stock at a weighted average price of $9.46 per share under the 2024 ATM Program for net proceeds of approximately $16.2 million after deducting sales commissions.
During the three months ended March 31, 2026, the Company issued and sold 699,678 shares of common stock at a weighted average price of $9.52 per share under the 2024 ATM Program for net proceeds of approximately $6.7 million after deducting sales commissions. In March 2026, the 2024 ATM Program was terminated by the Company.
During the three months ended March 31, 2026, the Company issued and sold 119,479 shares of common stock at a weighted average price of $11.42 per share under the 2026 ATM Program for net proceeds of approximately $1.3 million after deducting sales commissions. The Company incurred offering costs of $0.2 million related to the initial setup of the 2026 ATM Program, of which $0.2 million remained unpaid and was included in accounts payable and accrued expenses as of March 31, 2026, bringing the aggregate net proceeds for the 2026 ATM Program to approximately $1.1 million for the three months ended March 31, 2026.
January 2025 Offering
In January 2025, the Company closed the January 2025 Offering, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors, the January 2025 Shares and January 2025 Common Warrants. For clarity, the January 2025 Shares consist of 1,261,830 shares of common stock and the January 2025 Common Warrants consist of common warrants to purchase up to an aggregate of 1,261,830 shares of common stock. Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925 per January 2025 Share and accompanying January 2025 Common Warrants. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the issuance date. The January 2025 Offering resulted in net proceeds of approximately $9.2 million to the Company after deducting the placement agent’s fees and related offering expenses.
Senior Secured Convertible Note Financing
In August 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GKCC, an entity controlled by a member of Elicio’s board of directors, pursuant to which the Company issued a 3% Senior Secured Convertible Promissory Note due February 15, 2026 (the “Convertible Note”) in the principal amount of $20.0 million (the “Convertible Note Financing”). Unless earlier converted in accordance with the terms of the Convertible Note, the Convertible Note would mature on February 15, 2026. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, with an initial interest payment date of June 30, 2025. The Company received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs.
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
Senior Secured Promissory Note Financing
In June 2025, the Company entered into the June 2025 Promissory Note Financing with GKCC pursuant to which the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Warrant to purchase an aggregate of 103,225 shares of common stock. The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. Refer to Note 11 for further detail.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 7—Stock-Based Compensation
As of March 31, 2026, there was an aggregate of 1,280,971 shares of common stock available for issuance under the Company’s equity incentive plans, including 645,103 shares available for future grants under the Company’s 2021 Incentive Award Plan, 178,953 shares available for future grants under the Company’s 2022 Equity Incentive Plan, as amended, and 456,915 shares available for future grants issuance under the Company’s 2024 Inducement Incentive Award Plan. Refer to Note 7 – “Stock-Based Compensation" to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's equity incentive plans.
Stock Options
The following table summarizes information and activity related to the Company’s stock options for the three months ended March 31, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,621,203	$13.50	6.9	$5,057
Options granted	524,793	8.13
Options exercised	(20,431)	4.93
Forfeited (unvested)	(2,347)	4.51
Outstanding as of March 31, 2026	3,123,218	$12.66	7.2	$11,552
Options vested and exercisable	1,574,201	$18.04	5.4	$6,140
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock and the exercise price of the stock options. 524,793 stock options were granted during the three months ended March 31, 2026. The weighted average grant date fair value per share for the stock option grants during the three months ended March 31, 2026 was $6.73. As of March 31, 2026, the total unrecognized compensation expense related to unvested stock option awards granted was $8.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years.
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

Options	Three months ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.4%
Expected dividend yield	0.0%	0.0%
Expected term in years	6.1	6.1
Expected volatility	105.4%	106.9%

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units
The following table summarizes information and activity related to the Company’s restricted stock units (“RSUs”) for the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
RSUs granted	235,234	8.10
RSUs vested	—	—
RSUs forfeited	—	—
Unvested as of March 31, 2026	235,234	$8.10
As of March 31, 2026, the total unrecognized compensation expense related to unvested restricted stock units was $1.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.8 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense, which includes expense related to stock options and RSUs, as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$350	$288
General and administrative	518	229
Total	$868	$517
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to Angion’s initial public offering. The offering period and purchase period were determined by Angion’s board of directors. In February 2026, Elicio amended and restated the ESPP, and filed the amended and restated ESPP as an exhibit to the Annual Form 10-K on March 12, 2026. No offering periods or purchasing periods were active as of March 31, 2026. As of March 31, 2026, 453,312 shares remained available for purchase under the ESPP and no offerings have been authorized.
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
As disclosed in Notes 1 and 6, in January 2025, the Company closed the January 2025 Offering, pursuant to which the Company agreed to issue and sell the January 2025 Shares and January 2025 Common Warrants. For clarity, the January 2025 Shares consist of 1,261,830 shares of common stock and the January 2025 Common Warrants consist of common warrants to purchase up to an aggregate of 1,261,830 shares of common stock. Each January 2025 Share and accompanying January 2025 Common Warrants were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the issuance date. The fair value of the January 2025 Common Warrants, as determined by the Black-Scholes option pricing model, was $9.7 million on the closing date of the January 2025 Offering. The net proceeds were allocated using the relative fair value of the January 2025 Shares and January 2025 Common Warrants.
As disclosed in Notes 1 and 6, in June 2025, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the date of issuance. The fair value of the June 2025 Warrant, as determined by the Black-Scholes option pricing model, was $0.6 million at the date of issuance. See Note 11 for further detail regarding the June 2025 Promissory Note Financing.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2026, there was no warrant activity in the period. The following tables summarize information regarding the warrants outstanding at March 31, 2026:

Common Stock Warrants	Classification	Number of Shares Underlying the Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Elicio Warrants	Equity	144,814	$53.59	3.3
Angion Warrants	Liability	3,950	$76.00	2.4
March 2024 Pre-Funded Warrants(1)	Equity	1,032,702	$0.01	Perpetual
July 2024 Pre-Funded Warrants(1)	Equity	1,600,000	$0.01	Perpetual
July 2024 Common Warrants	Liability	441,500	$5.00	3.3
July 2024 Common Warrants	Equity	1,600,000	$5.00	3.3
January 2025 Common Warrants	Equity	1,261,830	$7.80	3.8
June 2025 Common Warrant	Equity	103,225	$7.75	4.2
Total Warrants Outstanding at March 31, 2026		6,188,021	$4.68	3.5
(1) The March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants outstanding as of March 31, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.
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
License Agreements
In January 2016, Former Elicio entered into a license agreement to license certain intellectual property rights from the Massachusetts Institute of Technology (“MIT”), which agreement has been amended from time to time to add additional intellectual property rights to the Company’s license and to adjust fees and milestones and diligence requirements. The Company is required to pay certain license maintenance fees and certain milestone payments upon the occurrence of specific development and commercialization achievements during the term of the agreement, including those related to the making of certain regulatory filings, the initiation of certain clinical trials and the achievement of certain product sales thresholds, and royalty payments based on net sales on certain products over the term of the agreement, with royalty payments commencing in the calendar year of commercialization of such products. Royalty rates range from 0.25% - 2.00%, depending on whether commercial sales relate to a product that is covered by patents under which Elicio licenses rights from MIT or a product that could not have been identified, selected, or determined to have biological activity but for the use or modification of a product covered by the patents, and also on the country the products were sold in. The license term for the license agreement extends until terminated by either party under certain provisions in the agreement.
The Company would be required to pay a total of up to $26.2 million if all remaining possible clinical development and commercial sales milestones are achieved. The clinical development milestone payments will be recorded when each milestone is achieved, and the commercial sales milestone payments and royalties will be recorded when the sales occur. No such expenses were recorded in the three months ended March 31, 2026 and 2025. No commercialization royalties have been achieved to date.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2026 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 10—Leases
Operating Leases
The Company has an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a right-of-use (“ROU”) lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the $0.7 million deposit on the Boston Lease, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Lease expense for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.3 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash outflows from operating leases	$341	$334
Weighted-average remaining lease term—operating leases (in years)	3.8	4.8
Weighted-average discount rate—operating leases	8.0%	8.0%
As of March 31, 2026, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2026 (remaining nine months)	$1,042
2027	1,425
2028	1,467
2029	1,512
2030	253
Total	5,699
Less present value discount	(834)
Operating lease liabilities	4,865
Less: operating lease liability, current portion	(1,042)
Operating lease liability, noncurrent portion	$3,823
Note 11 - Debt
Senior Secured Convertible Note Financing
As discussed in Note 6, in August 2024, the Company closed the Convertible Note Financing with GKCC pursuant to which the Company issued the Convertible Note in the principal amount of $20.0 million. Interest on the Convertible Note accrued and was payable quarterly in cash on the principal amount equal to 3% per annum, and had an initial interest payment date of June 30, 2025. The Company received net proceeds of approximately $19.7 million from the Convertible Note Financing, after deducting debt issuance costs.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Senior Secured Promissory Note Financing
As discussed in Notes 1 and 8, in June 2025, the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million to GKCC. The June 2025 Promissory Note will mature on June 3, 2028, or such earlier date as the June 2025 Promissory Note is required or permitted to be repaid in accordance with the terms of the June 2025 Promissory Note and is a senior, secured obligation of the Company and its subsidiaries. Interest will accrue and be payable in cash on the principal amount at the rate of the sum of the Prime Rate (as defined in the June 2025 Promissory Note) plus 5.00%, provided that the maximum interest rate shall not exceed 12.5% per annum, with an initial interest payment date of July 1, 2026. As of March 31, 2026, the interest rate was 12.5% per annum. The first 24 months of the June 2025 Promissory Note is an interest only period, with payments towards the principal commencing on July 1, 2027. The Company may prepay the June 2025 Promissory Note in full at any time, but the payment must include the principal, all accrued unpaid interest, and a prepayment fee in one aggregate payment. If the prepayment occurs during the first, second, or third year of the June 2025 Promissory Note, the prepayment fee will be equal to the outstanding principal balance prepaid multiplied by 3%, 2%, or 1%, respectively. The June 2025 Promissory Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The June 2025 Promissory Note contains customary terms and covenants and customary events of default. As of March 31, 2026, the Company was in compliance with all covenants.
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
The Company received net proceeds of approximately $9.9 million from the sale of the June 2025 Promissory Note, after deducting debt issuance costs. The June 2025 Promissory Note included multiple conversion features. The Company evaluated all conversion features included within the June 2025 Promissory Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was immaterial. The net proceeds were allocated with the June 2025 Warrant using the relative fair value. As of March 31, 2026, the net carrying value of the June 2025 Promissory Note was $9.5 million and the debt discount for the June 2025 Promissory Note was $0.5 million. For the three months ended March 31, 2026, the Company recognized $0.1 million in accretion of the debt discount and $0.3 million in accrued interest recognized on the consolidated balance sheet.
Note 12—Income Taxes
The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2026 or 2025. As of March 31, 2026 and December 31, 2025, the Company continued to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
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
Basic and diluted net loss per share attributable to common stockholders was calculated for the three months ended March 31, 2026 and 2025 as follows (in thousands, except share and per share data):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(11,823)	$(11,209)
Denominator:
Weighted average of common shares and pre-funded warrants outstanding, basic and diluted	18,211,745	12,950,574
Net loss per share, basic and diluted	$(0.65)	$(0.87)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Shares issuable upon exercise of stock options	3,123,218	2,265,453
Shares issuable upon the exercise of warrants (excluding pre-funded warrants)	3,555,319	3,642,099
Unvested shares under restricted stock grants	235,234	—
Total	6,913,771	5,907,552
Note 14 —Related Party Transactions
Private Placement and Subscription Agreement
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, providing for the issuance and sale by Elicio to GKCC of pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to 1,032,702 shares of common stock. As of March 31, 2026, all 1,032,702 of the March 2024 Pre-Funded Warrants held by GKCC remained outstanding.
July 2024 Public Offering
As part of the July 2024 Public Offering described in Note 3, Yekaterina Chudnovsky, a member of the Company’s board of directors, purchased 1,600,000 of the July 2024 Pre-Funded Warrants and 1,600,000 of the accompanying July 2024 Common Warrants. As of March 31, 2026, all of the 1,600,000 July 2024 Pre-Funded Warrants and accompanying 1,600,000 July 2024 Common Warrants held by Yekaterina Chudnovsky remained outstanding.
Jay Venkatesan, a member of the Company’s board of directors, and certain independently managed family trusts purchased 200,000 of the July 2024 Pre-Funded Warrants and 200,000 of the accompanying July 2024 Common Warrants. As of March 31, 2026, 200,000 of the July Common Warrants held by Jay Venkatesan and the family trusts remained outstanding.
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
Senior Secured Promissory Note Financing
In June 2025, the Company closed the June 2025 Promissory Note Financing with GKCC, pursuant to which the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million. The Company received net proceeds of approximately $9.9 million from the June 2025 Promissory Note Financing, after deducting debt issuance costs.
Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. As of March 31, 2026, the June 2025 Common Warrant held by GKCC remained outstanding.

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

	Three months ended March 31,
	2026	2025
Clinical trial expenses	$1,181	$4,192
Employee related research and development expenses	2,684	2,298
Chemistry, manufacturing and controls expenses	1,736	646
Other research and development expenses	1,171	1,136
Contract and grant reimbursements	—	(489)
Employee related general and administrative expenses	1,810	1,087
Professional fees and other general and administrative expenses	2,020	1,866
Other segment items(1)	1,221	473
Segment net loss	$11,823	$11,209

Total segment assets	$22,689	$28,178
(1)Other segment items include interest income, interest expense, and change in the fair value of liability-classified warrants.
Note 16—Subsequent Events
The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date as of March 31, 2026 through the date these consolidated financial statements were issued to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2026, and events which occurred subsequently but were not recognized in the consolidated financial statements. Non-recognizable subsequent events are summarized below.
2026 ATM Program
Subsequent to the period ended March 31, 2026 through May 8, 2026, the Company issued and sold 445,456 shares of common stock for net proceeds of $5.0 million under the 2026 ATM Program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the years ended December 31, 2025 and 2024 included in the Form 10-K. In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
Overview
We are a clinical-stage biotechnology company advancing novel immunotherapies for the treatment of cancer, including mKRAS-positive pancreatic cancer, colorectal cancer (“CRC”), lung cancer and other mKRAS-positive cancers. We intend to build on recent clinical successes in the personalized cancer immunotherapy space to develop effective, off-the-shelf immunotherapies. Our proprietary Amphiphile (“AMP”) technology aims to enhance the education, activation and amplification of cancer-specific T cells relative to conventional immunotherapy strategies, with the goal of promoting durable cancer immunosurveillance in patients. Recent advances have identified T cell responses as a key component of effective cancer immunotherapy, and we believe our AMP technology can generate robust T cell responses in patients that can potentially translate to meaningful clinical benefit.
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
Our clinical pipeline includes the lymph node targeted cancer immunotherapy ELI-002 7P, currently being evaluated in a Phase 2 study, designed to stimulate an immune response against mKRAS pancreatic ductal adenocarcinoma (“PDAC”), the most common form of pancreatic cancer. The ELI-002 7P formulation is designed to provide broad immune responses targeting seven Kirsten rat sarcoma viral oncogene homolog mutations that are observed in approximately 88% of PDAC patients and 25% of all solid tumors, thereby increasing the potential patient population for ELI-002 7P beyond PDAC alone. In August 2025, we announced that following the Independent Data Monitoring Committee’s (“IDMC”) pre-specified interim review of unblinded safety and efficacy data in our Phase 2 AMPLIFY-7P study in mKRAS-driven PDAC, the IDMC recommended that the trial continue to the final analysis without modifications. In addition, the IDMC confirmed the favorable safety profile of ELI-002 7P as of such date. The final disease-free survival analysis is anticipated mid-year 2026. ELI-002 2P (2-peptide formulation) has been studied previously in the Phase 1 (AMPLIFY-201) trial in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy. ELI-002 2P and ELI-002 7P also have been studied in patients with mKRAS-positive CRC in Phase 1 studies. The AMPLIFY-201 Phase 1 data for PDAC and CRC was presented at the ESMO Immuno-Oncology Congress 2024 and published in Nature Medicine (Wainberg et al, 2025) and included a 16.3-month median recurrence-free survival and 28.9-month median overall survival for the full study population. In the future, we plan to expand ELI-002 7P to other indications including mKRAS positive lung cancer and other mKRAS positive cancers.
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
Our operations to date have been financed primarily by aggregate net proceeds of $227.5 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $11.8 million and $11.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $245.5 million and cash and cash equivalents of $14.9 million.

We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the fourth quarter of 2026 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the fourth quarter of 2026 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
Other (Expense) Income
For the three months ended March 31, 2026 and 2025, other income and expense consisted primarily of interest income, foreign exchange transaction gains, interest expense, and the change in fair value of our warrant liabilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$6,757	$7,778	$(1,021)	(13)%
General and administrative	3,845	2,958	887	30%
Total operating expenses	10,602	10,736	(134)	(1)%
Loss from operations	(10,602)	(10,736)	134	(1)%
Total other expense, net	(1,221)	(473)	(748)	158%
Net loss	$(11,823)	$(11,209)	$(614)	5%
Research and Development Expenses
Research and development expenses were $6.8 million for the three months ended March 31, 2026, compared to $7.8 million for the three months ended March 31, 2025. The decrease of $1.0 million was primarily due to less clinical trial costs as the Phase 2 study of ELI-002 7P continues and the patients moved out of the active dosing phase and into the follow up phase of the trial.
General and Administrative Expenses
General and administrative expenses were $3.8 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The increase of $0.9 million was primarily due to increased Company headcount resulting in increased personnel costs and a slight increase in professional fees.
Other Expense
Other expense for the three months ended March 31, 2026 was $1.2 million compared to $0.5 million for the three months ended March 31, 2025. The increase of $0.7 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants and the interest related to the June 2025 Promissory Note.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through March 31, 2026 have been financed primarily by aggregate net proceeds of $227.5 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $11.8 million and $11.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $245.5 million and cash and cash equivalents of $14.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in)
Operating activities	$(11,645)	$(10,119)
Financing activities	8,027	10,328
Effect of foreign currency on cash	5	31
Net (decrease) increase in cash	$(3,613)	$240
Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $11.6 million, which consisted of a net loss of $11.8 million and a decrease in our assets and liabilities of $2.0 million, partially offset by non-cash charges of $2.2 million. The non-cash charges were related to $1.0 million of change in the fair value of warrant liabilities, $0.9 million of stock-based compensation, $0.2 million amortization of the ROU asset, and $0.1 million depreciation.
For the three months ended March 31, 2025, net cash used in operating activities was $10.1 million, which consisted of a net loss of $11.2 million and a decrease in our assets and liabilities of $0.3 million, partially offset by non-cash charges of $1.4 million. The non-cash charges were primarily related to $0.5 million of change in the fair value of warrant liabilities, $0.5 million of stock-based compensation, $0.2 million amortization of the ROU asset, $0.1 million of non-cash interest expense, and $0.1 million of depreciation.
Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities was $8.0 million as a result of the issuance of $7.9 million of our common stock under our ATM Programs, net of paid issuance costs, and $0.1 million from the exercise of stock options.

For the three months ended March 31, 2025, net cash provided by financing activities was $10.3 million, primarily as a result of the issuance of $0.8 million of our common stock under our 2024 ATM Program, $9.1 million from the January 2025 Offering, and $0.4 million from the exercise of common warrants and stock options.
Future Cash Needs and Funding Requirements
Based on our current operating plan, as of the filing date of this Quarterly Report on Form 10-Q, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the fourth quarter of 2026. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2026 compared to those disclosed in the Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Strategy and Financial Officer, our principal accounting and financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Strategy and Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	At Market Issuance Sales Agreement, dated as of March 16, 2026, by and between Elicio Therapeutics, Inc. and B. Riley Securities, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc.	8-K	3/16/2026	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	May 11, 2026		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PREETAM SHAH, PH.D.
Date:	May 11, 2026		Preetam Shah, Ph.D. Chief Strategy and Financial Officer (Principal Financial Officer and Principal Accounting Officer)