Form 10-Q
period 2026-06-30
Elicio Therapeutics, Inc.
filed 2026-08-13
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 11, 2026 was 26,281,882.

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
In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the results of our clinical trials, including additional data and follow-up observations from our Phase 2 AMPLIFY-7P study, our plans to initiate a Phase 1 study evaluating ELI-002 7P in combination with a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor in metastatic PDAC and our plans to advance ELI-002 7P into a Phase 3 trial in adjuvant PDAC;
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
•the extent to which global economic and political developments, including the ongoing conflict between Ukraine and Russia, the conflicts in the Middle East, including the conflict between Israel and Palestine, hostilities involving Israel, Iran, and Iran-backed groups, and related regional instability, geopolitical tensions with China, and other geopolitical events, as well as the macroeconomic conditions, including tariffs, inflation, volatility in interest rates, potential for economic slowdown or recession, and potential government shutdowns, will affect our business operations, clinical trials, or financial condition;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on April 29, 2026, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 11, 2026, as may be updated or supplemented in subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and are based on assumptions as of the date they were made. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$23,480	$18,563
Prepaid expenses and other current assets	2,005	748
Total current assets	25,485	19,311
Property and equipment, net	213	295
Operating lease, right-of-use assets	4,292	4,782
Restricted cash, noncurrent	515	704
Other long-term prepaid assets	825	770
Total assets	$31,330	$25,862
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$839	$672
Accrued expenses	7,290	6,427
Operating lease liability, current	1,073	1,011
Total current liabilities	9,202	8,110
Warrant liabilities	1,116	2,615
Operating lease liability, noncurrent	3,540	4,094
Long-term debt, net	9,535	9,407
Total liabilities	23,393	24,226
Commitments and contingencies - Note 9
Stockholders' equity:
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 21,916,024 shares and 17,814,762 shares issued at June 30, 2026 and December 31, 2025, respectively; 21,901,569 and 17,800,307 outstanding as of June 30, 2026 and December 31, 2025, respectively	219	178
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	261,706	235,407
Accumulated other comprehensive loss	(126)	(127)
Accumulated deficit	(253,712)	(233,672)
Total stockholders' equity	7,937	1,636
Total liabilities and stockholders' equity	$31,330	$25,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$6,811	$7,006	$13,568	$14,784
General and administrative	3,618	3,085	7,463	6,043
Total operating expenses	10,429	10,091	21,031	20,827
Loss from operations	(10,429)	(10,091)	(21,031)	(20,827)
Other income (expense)
Change in fair value of warrant liabilities	2,483	(859)	1,499	(1,366)
Foreign exchange transaction gain	1	—	14	—
Grant income	—	415	—	415
Interest income	138	168	295	378
Interest expense	(410)	(194)	(817)	(370)
Total other income (expense), net	2,212	(470)	991	(943)
Net loss	(8,217)	(10,561)	(20,040)	(21,770)
Other comprehensive income:
Foreign currency translation adjustment	(4)	74	1	105
Comprehensive loss	$(8,221)	$(10,487)	$(20,039)	$(21,665)
Net loss per common share, basic and diluted	$(0.43)	$(0.66)	$(1.07)	$(1.50)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted	19,244,679	16,059,423	18,731,065	14,513,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

For the Six Months Ended June 30, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	17,814,762	$178	(14,455)	$(150)	$235,407	$(127)	$(233,672)	$1,636
Issuance of common stock from at-the-market offering, net of issuance costs of $0.4 million	819,157	8	—	—	7,769	—	—	7,777
Issuance of common stock upon exercise of options	20,431	—	—	—	100	—	—	100
Stock-based compensation	—	—	—	—	868	—	—	868
Foreign currency translation adjustment	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(11,823)	(11,823)
Balance as of March 31, 2026	18,654,350	$186	(14,455)	$(150)	$244,144	$(122)	$(245,495)	$(1,437)
Exercise of stock options	3,059	—	—	—	17	—	—	17
Issuance of common stock from at-the-market offering, net of issuance costs of $0.5 million	3,258,615	33	—	—	16,610	—	—	16,643
Stock-based compensation	—	—	—	—	935	—	—	935
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(8,217)	(8,217)
Balance as of June 30, 2026	21,916,024	$219	(14,455)	$(150)	$261,706	$(126)	$(253,712)	$7,937

For the Six Months Ended June 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)
Issuance of common stock from at-the-market offering, net of issuance costs	106,823	1	—	—	834	—	—	835
Issuance of common stock upon exercise of options	1,628	—	—	—	7	—	—	7
Conversion of senior note payable into common stock, net of issuance costs of $0.3 million	3,500,573	35	—	—	20,141	—	—	20,176
Issuance of common stock and warrants from the January 2025 Offering, net of issuance costs of $0.8 million	1,261,830	13	—	—	9,130	—	—	9,143
Issuance of common stock upon the exercise of common warrants	68,500	1	—	—	715	—	—	716
Stock-based compensation	—	—	—	—	517	—	—	517
Foreign currency translation adjustment	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(11,209)	(11,209)
Balance as of March 31, 2025	15,983,191	$160	(14,455)	$(150)	$214,348	$(144)	$(205,310)	$8,904
Issuance of common stock upon exercise of stock options	12,499	—	—	—	50	—	—	50
Issuance of common warrants associated with June 2025 Promissory Note	—	—	—	—	641	—	—	641
Issuance of common stock from at-the-market offering, net of issuance costs of $0.1 million	281,697	3	—	—	2,013	—	—	2,016
Stock-based compensation	—	—	—	—	710	—	—	710
Foreign currency translation adjustment	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(10,561)	(10,561)
Balance as of June 30, 2025	16,277,387	$163	(14,455)	$(150)	$217,762	$(70)	$(215,871)	$1,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(20,040)	$(21,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	106
Amortization of right-of-use assets, operating leases	490	453
Non-cash interest expense	—	219
Amortization of debt discount	128	35
Change in fair value of warrant liabilities	(1,499)	1,366
Stock-based compensation	1,803	1,227
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,257)	1,387
Other long-term prepaid assets	(55)	—
Accounts payable	167	2,827
Accrued expenses	863	(3,309)
Deferred research obligation	—	(1,169)
Operating lease liabilities	(492)	(441)
Net cash used in operating activities	(19,810)	(19,069)

Cash flows from financing activities
Proceeds from issuance of common stock from at-the-market offerings, net of issuance costs	24,420	2,851
Proceeds from the exercise of common warrants	—	343
Proceeds from issuance of common stock and common warrants from the January 2025 Offering, net of issuance costs	—	9,143
Proceeds from the June 2025 Promissory Note, net of issuance costs	—	9,866
Proceeds from the exercise of stock options	117	57
Net cash provided by financing activities	24,537	22,260
Effect of foreign currency on cash and cash equivalents	1	105
Net increase in cash and cash equivalents	4,728	3,296
Cash, cash equivalents and restricted cash at the beginning of the period	19,267	19,492
Cash, cash equivalents, and restricted cash at the end of the period	$23,995	$22,788

Components of cash and cash equivalents, and restricted cash
Cash and cash equivalents	$23,480	$22,088
Restricted cash	515	700
Total cash, cash equivalents and restricted cash	$23,995	$22,788

Supplemental disclosure of noncash investing and financing activities:
Fair value of common stock warrants upon settlement	$—	$373
Fair value of common warrants issued with January 2025 Offering	$—	$9,719
Fair value of common warrants issued with June 2025 Promissory Note	$—	$641
Conversion of Convertible Note and interest into equity	$—	$20,176
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Note 1 — Description of the Business and Financial Condition
Elicio Therapeutics, Inc. (“Elicio” or the “Company”) is a clinical-stage biotechnology company developing next-generation immunotherapies for the treatment of cancer, including mutant Kirsten rat sarcoma viral oncogene homolog (“mKRAS”)-positive pancreatic cancer, colorectal cancer, lung cancer and other mKRAS-positive cancers. Elicio and its wholly-owned subsidiaries, Elicio Securities Corporation (“ESC”), an investment company, Elicio Operating Company, Inc. (“Former Elicio”), and Elicio Australia Pty Ltd. (“Elicio Pty”), an Australian subsidiary established for the purposes of qualifying for research credits for studies conducted in Australia, are collectively referred to as “Elicio” throughout these unaudited interim condensed consolidated financial statements.
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of June 30, 2026, the Company had an accumulated deficit of $253.7 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company’s sources of liquidity are described below.
At-The-Market Equity Programs
In June 2024, the Company filed a registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $200 million. Simultaneously, the Company entered into the Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“Jones”), as agent, to provide for the issuance and sale of up to $40 million of shares of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement (the “2024 ATM Program”). During the year ended December 31, 2025, the Company issued and sold 1,717,507 shares of common stock at a weighted average price of $9.46 per share under the 2024 ATM Program for net proceeds of approximately $16.2 million after deducting sales commissions. In March 2026, the Company terminated the 2024 ATM Program and was not subject to any penalties related to the termination. Prior to termination, the Company issued and sold 699,678 shares of common stock at a weighted average price of $9.52 per share under the 2024 ATM Program for net proceeds of approximately $6.7 million after deducting sales commissions in 2026.
In February 2026, the Company filed a registration statement on Form S-3 (the “2026 Registration Statement”) with the SEC, as subsequently amended in March 2026, that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $400 million. In March 2026, the Company entered into the At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley Securities”), Jones, and Ladenburg Thalmann & Co. Inc. (“Ladenburg Thalmann”), (each an “Agent” and collectively, the “Agents”), under which the Company may issue and sell, from time to time at its sole discretion, up to $100 million of shares of common stock in “at-the-market” offerings through the Agents under the 2026 Registration Statement and related prospectus filed with the 2026 Registration Statement (the “2026 ATM Program” and, collectively with the 2024 ATM Program, the “ATM Programs”). During the six months ended June 30, 2026, the Company issued and sold 3,378,094 shares of common stock at a weighted average price of $5.48 per share for net proceeds of approximately $17.9 million after deducting sales commissions under the 2026 ATM Program. The Company incurred offering costs of $0.2 million related to the initial setup of the 2026 ATM Program, bringing the aggregate net proceeds for the 2026 ATM Program to approximately $17.7 million for the six months ended June 30, 2026.
In summation, the Company issued and sold a combined total of 4,077,772 shares of common stock at a weighted average price of $6.18 per share for aggregate net proceeds of $24.4 million after deducting sales commissions and issuance costs under the two ATM Programs during the six months ended June 30, 2026.
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Senior Secured Promissory Note Financing
In June 2025, the Company entered into a note purchase agreement (the “June 2025 Promissory Note Financing”) with GKCC, LLC (“GKCC”), an entity controlled by a member of Elicio’s board of directors, pursuant to which the Company issued a Senior Secured Promissory Note due June 3, 2028 (the “June 2025 Promissory Note”) in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC a warrant to purchase an aggregate of 103,225 shares of common stock (the “June 2025 Common Warrant”). The June 2025 Common Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. The Company received net proceeds of approximately $9.9 million from the June 2025 Promissory Note Financing, after deducting debt issuance costs. Refer to Notes 8 and 11 for additional information.
As of June 30, 2026, the Company had $23.5 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it may need to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
Note 2 — Summary of Significant Accounting Policies
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
Grant Income
Grant funding for research and development received under grant agreements, where there is no obligation to repay and where the funding received is in excess of the costs incurred, is recognized as grant income in the period during which the related qualifying expenses are incurred, based on the applicable reimbursement percentage, provided that the grants are fully approved by the granting agencies and the conditions under which the grants were provided have been met. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Expenses for grants are tracked by using a project code specific to the grant.

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
Note 3 — Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,154	$—	$—	$6,154
Total assets	$6,154	$—	$—	$6,154

Warrant liabilities	$—	$1,108	$8	$1,116
Total liabilities	$—	$1,108	$8	$1,116

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,245	$—	$—	$6,245
Total assets	$6,245	$—	$—	$6,245

Warrant liabilities	$—	$2,614	$1	$2,615
Total liabilities	$—	$2,614	$1	$2,615
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at June 30, 2026 and December 31, 2025 were held in U.S. Treasury securities.
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
The fair value of the warrants assumed in the merger (the “Merger”) with Angion Biomedica Corp. (“Angion” and the warrants, the “Angion Warrants”) were classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	June 30, 2026	December 31, 2025
Balance, beginning of the period	$1	$1
Change in fair value	7	—
Balance, end of the period	$8	$1
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
The fair value of the Angion Warrants issued by the Company has been estimated using the Black-Scholes option pricing model. The underlying equity included in Black-Scholes was valued based on the equity value implied from sales of common stock at each measurement date. The fair value of the Angion Warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk-free interest rate, and the expected term.
The fair value of the assumed Angion Warrant liabilities was estimated using the following assumptions:

	June 30, 2026	December 31, 2025
Weighted average strike price	$76.00	$76.00
Contractual term (years)	2.2	2.7
Volatility (annual)	194.3%	67.6%
Risk-free rate	4.2%	3.8%
Dividend yield (per share)	—%	—%
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
For the three and six months ended June 30, 2026, the Company recognized a net gain on the change in fair value of $2.5 million and $1.5 million, respectively, on the remeasurement of the liability-classified July 2024 Common Warrants. For the three and six months ended June 30, 2025, the Company recognized a net loss on the change in fair value of $0.9 million and $1.4 million, respectively, on the remeasurement of the liability-classified July 2024 Common Warrants.
The Company records the fair value remeasurement of the outstanding liability-classified warrants in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Note 4 — Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

	June 30, 2026	December 31, 2025
Prepaid research and development contract services	$699	$115
Advanced professional fees	439	193
Prepaid insurance	624	367
Other prepaid expenses and other current assets	243	73
Total prepaid and other current assets	$2,005	$748
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$1,661	$1,661
Furniture and fixtures	258	258
Leasehold improvements	132	132
Total property and equipment	2,051	2,051
Less: accumulated depreciation	(1,838)	(1,756)
Property and equipment, net	$213	$295
Depreciation expense for the three and six months ended June 30, 2026 was $0.1 million. For the three and six months ended June 30, 2025, depreciation expense was $0.1 million.
Other Long-term Prepaid Assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.8 million and $0.8 million for June 30, 2026 and December 31, 2025, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional fees	$643	$818
Accrued compensation and benefits	1,642	2,528
Accrued clinical trial and research and development costs	3,547	2,298
Accrued interest	1,430	741
Other accrued expenses	28	42
Total accrued expenses	$7,290	$6,427
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
The award money for the three grant agreements was recorded as contra-expense to offset the research and development costs incurred. For the three and six months ended June 30, 2025, the Company incurred $0.3 million and $0.8 million in research and development expenses related to this project, respectively, of which $0.3 million and $0.8 million was reimbursed from available grant funds, respectively. Following completion of the third grant agreement with the GI Research Foundation during the second quarter of 2025, the remaining $0.4 million of the grant funds were recognized as grant income, as there were no further conditions to be met.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 6 — Common Stock and Stockholders' Equity
Authorized Shares
The Company's current Amended and Restated Certificate of Incorporation, as amended, authorizes 300,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
At-The-Market Equity Programs
During the six months ended June 30, 2025, the Company issued and sold 388,520 shares of common stock at a weighted average price of $7.34 per share under the 2024 ATM Program for net proceeds of approximately $2.9 million after deducting sales commissions. During the year ended December 31, 2025, the Company issued and sold 1,717,507 shares of common stock at a weighted average price of $9.46 per share under the 2024 ATM Program for net proceeds of approximately $16.2 million after deducting sales commissions.
As mentioned in Note 1, the 2024 ATM Program was terminated by the Company in March 2026. Prior to termination, the Company issued and sold 699,678 shares of common stock at a weighted average price of $9.52 per share under the 2024 ATM Program for net proceeds of approximately $6.7 million after deducting sales commissions in 2026.
Also in March 2026, the Company entered into the 2026 ATM Program. During the six months ended June 30, 2026, the Company issued and sold 3,378,094 shares of common stock at a weighted average price of $5.48 per share under the 2026 ATM Program for net proceeds of approximately $17.9 million after deducting sales commissions. The Company incurred offering costs of $0.2 million related to the initial setup of the 2026 ATM Program, bringing the aggregate net proceeds for the 2026 ATM Program to approximately $17.7 million for the six months ended June 30, 2026.
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
Senior Secured Promissory Note Financing
In June 2025, the Company entered into the June 2025 Promissory Note Financing with GKCC pursuant to which the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of common stock. The June 2025 Common Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the date of issuance. Refer to Note 11 for further detail.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation
As of June 30, 2026, there was an aggregate of 1,259,761 shares of common stock available for issuance under the Company’s equity incentive plans, comprised of 645,103 shares available for future grants under the Company’s 2021 Incentive Award Plan, 178,953 shares available for future grants under the Company’s 2022 Equity Incentive Plan, as amended, and 435,705 shares available for future issuance under the Company’s 2024 Inducement Incentive Award Plan. Refer to Note 7 – “Stock-Based Compensation" to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's equity incentive plans.
Stock Options
The following table summarizes information and activity related to the Company’s stock options for the six months ended June 30, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,621,203	$13.50	6.9	$5,057
Options granted	546,003	8.27
Options exercised	(23,490)	4.96
Forfeited (unvested)	(2,347)	4.51
Outstanding as of June 30, 2026	3,141,369	$12.66	7.0	$24
Options vested and exercisable	1,698,838	$17.17	5.4	$23
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock and the exercise price of the stock options. There were 546,003 stock options granted during the six months ended June 30, 2026. The weighted average grant date fair value per share for the stock option grants during the six months ended June 30, 2026 was $6.85. As of June 30, 2026, the total unrecognized compensation expense related to unvested stock option awards granted was $7.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.
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

Options	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.0%	4.0%	3.9%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years	6.0	5.9	6.1	6.0
Expected volatility	105.7%	107.4%	105.4%	107.1%

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Restricted Stock Units
The following table summarizes information and activity related to the Company’s restricted stock units (“RSUs”) for the three months ended June 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
RSUs granted	235,234	8.10
RSUs vested	—	—
RSUs forfeited	—	—
Unvested as of June 30, 2026	235,234	$8.10
As of June 30, 2026, the total unrecognized compensation expense related to unvested restricted stock units was $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years.
Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense, which includes expense related to stock options and RSUs, as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$385	$262	$735	$491
General and administrative	550	448	1,068	736
Total	$935	$710	$1,803	$1,227
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to Angion’s initial public offering. The offering period and purchase period were determined by Angion’s board of directors. In February 2026, Elicio amended and restated the ESPP, and filed the amended and restated ESPP as an exhibit to the Annual Form 10-K on March 12, 2026. No offering periods or purchasing periods were active as of June 30, 2026. As of June 30, 2026, 453,312 shares remained available for purchase under the ESPP and no offerings have been authorized.
Note 8 — Warrants
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
As disclosed in Notes 1 and 6, in June 2025, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Common Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the date of issuance. The fair value of the June 2025 Common Warrant, as determined by the Black-Scholes option pricing model, was $0.6 million at the date of issuance. See Note 11 for further detail regarding the June 2025 Promissory Note Financing.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

For the six months ended June 30, 2026, there was no warrant activity in the period. The following tables summarize information regarding the warrants outstanding at June 30, 2026:

Common Stock Warrants	Classification	Number of Shares Underlying the Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Elicio Warrants	Equity	144,814	$53.59	3.0
Angion Warrants	Liability	3,950	$76.00	2.2
March 2024 Pre-Funded Warrants(1)	Equity	1,032,702	$0.01	Perpetual
July 2024 Pre-Funded Warrants(1)	Equity	1,600,000	$0.01	Perpetual
July 2024 Common Warrants	Liability	441,500	$5.00	3.0
July 2024 Common Warrants	Equity	1,600,000	$5.00	3.0
January 2025 Common Warrants	Equity	1,261,830	$7.80	3.6
June 2025 Common Warrant	Equity	103,225	$7.75	3.9
Total Warrants Outstanding at June 30, 2026		6,188,021	$4.68	3.2
(1) The March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants outstanding as of June 30, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.
Note 9 — Commitments and Contingencies
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
The Company would be required to pay a total of up to $26.2 million if all remaining possible clinical development and commercial sales milestones are achieved. The clinical development milestone payments will be recorded when each milestone is achieved, and the commercial sales milestone payments and royalties will be recorded when the sales occur. No such expenses were recorded in the six months ended June 30, 2026 and 2025. No commercialization royalties have been achieved to date.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2026 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 10 — Leases
Operating Leases
The Company has an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a right-of-use (“ROU”) lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the $0.7 million deposit on the Boston Lease, which was reported as restricted cash, noncurrent on the consolidated balance sheets as of December 31, 2025. In April 2026, the letter of credit was amended and reduced to $0.5 million, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of June 30, 2026.
Lease expense for the three and six months ended June 30, 2026 was $0.3 million and $0.7 million, respectively. Lease expense for the three and six months ended June 30, 2025 was $0.3 million and $0.7 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash outflows from operating leases	$688	$675
Weighted-average remaining lease term—operating leases (in years)	3.6	4.6
Weighted-average discount rate—operating leases	8.0%	8.0%
As of June 30, 2026, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2026 (remaining six months)	$695
2027	1,425
2028	1,467
2029	1,512
2030	253
Total	5,352
Less present value discount	(739)
Operating lease liabilities	4,613
Less: operating lease liability, current portion	(1,073)
Operating lease liability, noncurrent portion	$3,540
Note 11 — Debt
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Senior Secured Promissory Note Financing
As discussed in Notes 1 and 8, in June 2025, the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million to GKCC. The June 2025 Promissory Note will mature on June 3, 2028, or such earlier date as the June 2025 Promissory Note is required or permitted to be repaid in accordance with the terms of the June 2025 Promissory Note and is a senior, secured obligation of the Company and its subsidiaries. Interest will accrue and be payable in cash on the principal amount at the rate of the sum of the Prime Rate (as defined in the June 2025 Promissory Note) plus 5.00%, provided that the maximum interest rate shall not exceed 12.5% per annum, with an initial interest payment date of July 1, 2026. As of June 30, 2026, the interest rate was 12.5% per annum. The first 24 months of the June 2025 Promissory Note is an interest only period, with payments towards the principal commencing on July 1, 2027. The Company may prepay the June 2025 Promissory Note in full at any time, but the payment must include the principal, all accrued unpaid interest, and a prepayment fee in one aggregate payment. If the prepayment occurs during the first, second, or third year of the June 2025 Promissory Note, the prepayment fee will be equal to the outstanding principal balance prepaid multiplied by 3%, 2%, or 1%, respectively. The June 2025 Promissory Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The June 2025 Promissory Note contains customary terms and covenants and customary events of default. As of June 30, 2026, the Company was in compliance with all covenants.
Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Common Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the date of issuance. GKCC will not have the right to exercise any portion of the June 2025 Common Warrant if GKCC (together with its affiliates) would beneficially own in excess of 49.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2025 Common Warrant. The fair value of the June 2025 Common Warrant, as determined by the Black-Scholes option pricing model, was $0.6 million at the date of issuance, and recorded as a debt discount to the June 2025 Promissory Note.
The Company received net proceeds of approximately $9.9 million from the sale of the June 2025 Promissory Note, after deducting debt issuance costs. The June 2025 Promissory Note included multiple conversion features. The Company evaluated all conversion features included within the June 2025 Promissory Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was immaterial. The net proceeds were allocated with the June 2025 Common Warrant using the relative fair value. As of June 30, 2026, the net carrying value of the June 2025 Promissory Note was $9.5 million and the debt discount for the June 2025 Promissory Note was $0.5 million. For the three and six months ended June 30, 2026, the Company recognized $0.1 million in accretion of the debt discount. For the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.7 million, respectively, in accrued interest on the consolidated balance sheet.
Note 12 — Income Taxes
The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2026 or 2025. As of June 30, 2026 and December 31, 2025, the Company continued to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
On July 4, 2025, H.R. 1 (the “Act”), commonly referred to as the One Big Beautiful Bill Act, was signed into law in the United States, introducing changes to U.S. federal tax provisions affecting businesses. The Act has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Act includes modifications to the capitalization of research and development expenses and to the depreciation of fixed assets. The provisions impacting the Company have been reflected in the consolidated financial statements for the year ended December 31, 2025, and did not have a material impact as the Company has a valuation allowance against its net deferred tax assets.
Note 13 — Net Loss Per Share
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Basic and diluted net loss per share attributable to common stockholders was calculated for the three and six months ended June 30, 2026 and 2025 as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(8,217)	$(10,561)	$(20,040)	$(21,770)
Denominator:
Weighted average of common shares and pre-funded warrants outstanding, basic and diluted	19,244,679	16,059,423	18,731,065	14,513,586
Net loss per share, basic and diluted	$(0.43)	$(0.66)	$(1.07)	$(1.50)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Shares issuable upon exercise of stock options	3,141,369	2,520,878
Shares issuable upon the exercise of warrants (excluding pre-funded warrants)	3,555,319	3,745,324
Unvested shares under restricted stock grants	235,234	—
Total	6,931,922	6,266,202
Note 14 — Related Party Transactions
Private Placement and Subscription Agreement
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, providing for the issuance and sale by Elicio to GKCC of pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to 1,032,702 shares of common stock. As of June 30, 2026, all 1,032,702 of the March 2024 Pre-Funded Warrants held by GKCC remained outstanding.
July 2024 Public Offering
As part of the July 2024 Public Offering described in Note 3, Yekaterina Chudnovsky, a member of the Company’s board of directors, purchased 1,600,000 of the July 2024 Pre-Funded Warrants and 1,600,000 of the accompanying July 2024 Common Warrants. As of June 30, 2026, all of the 1,600,000 July 2024 Pre-Funded Warrants and accompanying 1,600,000 July 2024 Common Warrants held by Yekaterina Chudnovsky remained outstanding.
Jay Venkatesan, a member of the Company’s board of directors, and certain independently managed family trusts purchased 200,000 of the July 2024 Pre-Funded Warrants and 200,000 of the accompanying July 2024 Common Warrants. As of June 30, 2026, 200,000 of the July 2024 Common Warrants held by Jay Venkatesan and the family trusts remained outstanding.
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
Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. As of June 30, 2026, the June 2025 Common Warrant held by GKCC remained outstanding.
Note 15 — Segment Reporting
The Company has one reportable segment relating to the development of immunotherapies for mKRAS-positive cancers. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss. Depreciation expense, amortization expense, stock-based compensation expense, and the change in fair value of warrants are significant noncash items included in consolidated net loss reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. Expenditures for additions to long-lived assets, which include purchases of property and equipment, are included in total consolidated assets reviewed by the CODM and are reported on the condensed consolidated statements of cash flows. All long-lived assets are located in the United States. The following table presents certain financial data for the Company’s reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Clinical trial expenses	$1,598	$3,245	$2,779	$7,438
Employee related research and development expenses	2,763	2,326	5,432	4,623
Chemistry, manufacturing and controls expenses	1,229	384	2,965	1,030
Other research and development expenses	1,221	1,316	2,392	2,452
Contract and grant reimbursements	—	(265)	—	(754)
Employee related general and administrative expenses	1,887	1,362	3,712	2,449
Professional fees and other general and administrative expenses	1,731	1,723	3,751	3,589
Other segment items(1)	(2,212)	470	(991)	943
Segment net loss	$8,217	$10,561	$20,040	$21,770
(1)Other segment items include interest income, interest expense, and change in the fair value of liability-classified warrants.

	June 30, 2026	December 31, 2025
Total segment assets	$31,330	$25,862
Note 16 — Subsequent Events
The Company has completed an evaluation of all subsequent events after the consolidated balance sheet date as of June 30, 2026 through the date these consolidated financial statements were issued to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of June 30, 2026, and events which occurred subsequently but were not recognized in the consolidated financial statements. Non-recognizable subsequent events are summarized below.
July 2026 Registered Direct Offering
In July 2026, the Company entered into a securities purchase agreement with certain institutional investors (each a “July 2026 Investor” and collectively, the “July 2026 Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the July 2026 Investors (the “July 2026 Offering”), an aggregate of 4,380,313 shares of common stock (the “July 2026 Shares”). Each July 2026 Share was sold at an offering price of $3.43. The July 2026 Offering resulted in aggregate net proceeds of approximately $13.6 million after deducting the placement agents’ fees and related offering expenses.

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
Overview
We are a clinical-stage biotechnology company developing next-generation immunotherapies for the treatment of cancer, including mutant Kirsten rat sarcoma viral oncogene homolog (“mKRAS”)-positive pancreatic cancer, colorectal cancer (“CRC”), lung cancer and other mKRAS-positive cancers. We intend to build on recent clinical successes in the personalized cancer immunotherapy space to develop effective, off-the-shelf immunotherapies. Our proprietary Amphiphile (“AMP”) technology aims to enhance the education, activation and amplification of cancer-specific T cells relative to conventional immunotherapy strategies, with the goal of promoting durable cancer immunosurveillance in patients. Recent advances have identified T cell responses as a key component of effective cancer immunotherapy, and we believe our AMP technology can generate robust T cell responses in patients that can potentially translate to meaningful clinical benefit.
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
Our clinical pipeline includes the lymph node-targeted cancer immunotherapy ELI-002 7P, which we evaluated in a Phase 1/2 study, AMPLIFY-7P, designed to stimulate an immune response against mKRAS pancreatic ductal adenocarcinoma (“PDAC”), the most common form of pancreatic cancer. The ELI-002 7P formulation is designed to provide broad immune responses targeting seven Kirsten rat sarcoma viral oncogene homolog mutations that are observed in approximately 88% of PDAC patients and 25% of all solid tumors, thereby increasing the potential patient population for ELI-002 7P beyond PDAC alone.
In June 2026, we reported that the Phase 2 AMPLIFY-7P trial did not meet its pre-specified primary disease-free survival (“DFS”) endpoint in the intent-to-treat population; however, DFS analysis at three months and six months showed early treatment benefit and a stronger treatment effect in subsets of the patient population, and ELI-002 7P demonstrated a favorable safety profile. We are continuing to evaluate pre-specified subgroups including, the R0 resected population, and intend, based upon such results, to further refine our development strategy for the planned Phase 3 study for ELI-002 7P in adjuvant PDAC. For additional information, see “Recent Developments.”
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
In addition, based on preliminary post-study observations suggesting that ELI-002 7P-induced immune responses may enhance sensitivity to checkpoint inhibition, we intend to initiate a Phase 1 study evaluating ELI-002 7P in combination with a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor in recurrent and treatment-naïve metastatic mKRAS PDAC. We also may seek to expand ELI-002 7P to other indications, including mKRAS-positive lung cancer and other mKRAS-positive cancers, subject to financing.
Our preclinical pipeline includes the lymph node-targeted immunotherapies, ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53-expressing cancers. We believe that each of our immunotherapy product candidates, if approved, has the potential to decrease tumor burden or reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.

Recent Developments
AMPLIFY-7P Phase 2 Topline Results
On June 15, 2026, we reported results from our randomized Phase 2 AMPLIFY-7P study evaluating ELI-002 7P in patients with adjuvant mKRAS-driven PDAC following completion of standard locoregional therapy. The study enrolled 144 patients across 24 U.S. sites and evaluated ELI-002 7P versus observation in patients with resected Stage I-III mKRAS-driven PDAC who had completed surgery and standard locoregional therapy and were radiographically free of disease at enrollment.
The AMPLIFY-7P study did not meet its pre-specified primary DFS endpoint in the intent-to-treat population. However, DFS analyses showed an approximately 14% absolute DFS benefit during active treatment at both three and six months, with treatment-arm separation persisting through nine months, suggesting early clinical activity.
Although nodal status, the prespecified stratification factor for randomization, was balanced between the treatment arms, a higher proportion of patients with other adverse prognostic factors were included in the ELI-002 7P arm relative to the comparator standard of care arm. Subgroup analyses intended to account for these imbalances showed a significant DFS improvement, helping to inform our Phase 3 strategy. There are currently no approved therapies following locoregional treatment.
The study also demonstrated a strong association between mKRAS-specific immune responses and clinical outcomes (HR 0.22, p<0.0001, n=90), supporting the biological activity of ELI-002 7P, and ELI-002 7P demonstrated a favorable safety profile, with no treatment-related discontinuations or deaths. We continue to evaluate pre-specified subgroups, including the R0 resected population, and intend to further refine our Phase 3 development strategy, which may include stratification and/or exclusion for adverse baseline factors and additional dosing, as described below.
Phase 3 Development Strategy
Insights from AMPLIFY-7P have enabled us to refine our Phase 3 development strategy, focusing on patients with the greatest potential to benefit from treatment and extending treatment duration to enhance the durability of anti-tumor immunity. Accordingly, and subject to financing, we plan to initiate a Phase 3 study with the following key elements:
•Additional dosing beyond the initial ELI-002 7P immunization and booster regimen;
•Potential evaluations of combinations with checkpoint inhibition; and
•A registrational study with a primary endpoint of DFS.
We continue to evaluate pre-specified subgroups from the AMPLIFY-7P trial, including the R0 resected population, and may further refine our Phase 3 development strategy based upon the results of such evaluation.
Preliminary Post-Study Observations and Planned Phase 1 Study in Metastatic PDAC
On June 17, 2026, we reported preliminary clinical observations from three patients who received ELI-002 7P during the Phase 2 AMPLIFY-7P study, experienced disease progression after treatment, and subsequently achieved confirmed complete radiographic and complete metabolic responses after receiving nivolumab-based therapy with concurrent normalization of serum tumor biomarker (CA19-9) levels. Two of the three patients maintained complete responses for at least nine months, with one ongoing complete response at greater than nine months. In addition, all three patients demonstrated persistent mKRAS-specific T cell responses.
All three patients were microsatellite stable/mismatch repair proficient, a population that has historically demonstrated limited responsiveness to immune checkpoint inhibitors. Published studies evaluating chemotherapy-, checkpoint inhibitor-, or RAS inhibitor-based regimens in metastatic pancreatic cancer have reported complete response rates of approximately 0% to 8%, with durable complete responses rarely observed.
We believe these observations provide preliminary clinical support for the hypothesis that ELI-002 7P-induced immune responses may enhance sensitivity to checkpoint inhibition and support prospective evaluation of combination strategies.
We intend to initiate a Phase 1 study evaluating ELI-002 7P in combination with a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor in metastatic mKRAS pancreatic cancer. The planned study is designed to prospectively evaluate whether ELI-002 7P may enhance anti-tumor immunity and improve responsiveness to a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor. We also plan to use the study findings to help inform future development strategies in metastatic PDAC and our planned adjuvant PDAC Phase 3 trial. We anticipate the Phase 1 study to initiate in the fourth quarter of 2026, with potential study readouts anticipated three to six months after study start.
We intend to continue monitoring additional patients who participated in the AMPLIFY-7P study and the Expanded Access Program for ELI-002 7P and are currently following a similar course of treatment.

Our operations through June 30, 2026 have been financed primarily by aggregate net proceeds of $244.2 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $20.0 million and $21.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $253.7 million and cash and cash equivalents of $23.5 million. In July 2026, the Company entered into a securities purchase agreement with certain institutional investors (each a “July 2026 Investor” and collectively, the “July 2026 Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the July 2026 Investors (the “July 2026 Offering”), an aggregate of 4,380,313 shares of common stock (the “July 2026 Shares”). Each July 2026 Share was sold at an offering price of $3.43. The July 2026 Offering resulted in aggregate net proceeds of approximately $13.6 million after deducting the placement agents’ fees and related offering expenses.
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the first quarter of 2027 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our lead product candidate, ELI-002 7P, to early-stage clinical trials in metastatic PDAC and to late-stage clinical trials in adjuvant PDAC;
•advance our preclinical programs to clinical trials;
•expand our pipeline of product candidates;
•seek regulatory approval for our investigational medicines;
•maintain, expand, protect and defend our intellectual property portfolio;
•acquire or in-license technology;
•expand our clinical, scientific, management and administrative teams; and
•operate as a public company.

As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the first quarter of 2027 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
•clinical trials and early- or late-stage results;
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
Other Income (Expense)
For the three and six months ended June 30, 2026 and 2025, other income and expense consisted primarily of interest income, foreign exchange transaction gains, interest expense, and the change in fair value of our warrant liabilities.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$6,811	$7,006	$(195)	(3)%
General and administrative	3,618	3,085	533	17%
Total operating expenses	10,429	10,091	338	3%
Loss from operations	(10,429)	(10,091)	(338)	3%
Total other income (expense), net	2,212	(470)	2,682	(571)%
Net loss	$(8,217)	$(10,561)	$2,344	(22)%
Research and Development Expenses
Research and development expenses were $6.8 million for the three months ended June 30, 2026, compared to $7.0 million for the three months ended June 30, 2025. The decrease of $0.2 million was primarily due to lower clinical trial costs as the Phase 2 study of ELI-002 7P continues and the patients moved out of the active dosing phase and into the follow-up phase of the trial.
General and Administrative Expenses
General and administrative expenses were $3.6 million for the three months ended June 30, 2026, compared to $3.1 million for the three months ended June 30, 2025. The increase of $0.5 million was primarily due to increased Company headcount resulting in increased personnel costs and a slight increase in professional fees.
Other Income (Expense)
Other income for the three months ended June 30, 2026 was $2.2 million compared to an other expense of $0.5 million for the three months ended June 30, 2025. The increase of $2.7 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants, partially offset by the interest expense related to the June 2025 Promissory Note.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$13,568	$14,784	$(1,216)	(8)%
General and administrative	7,463	6,043	1,420	23%
Total operating expenses	21,031	20,827	204	1%
Loss from operations	(21,031)	(20,827)	(204)	1%
Total other income (expense), net	991	(943)	1,934	(205)%
Net loss	$(20,040)	$(21,770)	$1,730	(8)%
Research and Development Expenses
Research and development expenses were $13.6 million for the six months ended June 30, 2026, compared to $14.8 million for the six months ended June 30, 2025. The decrease of $1.2 million was primarily due to lower clinical trial costs as the Phase 2 study of ELI-002 7P continues and the patients moved out of the active dosing phase and into the follow-up phase of the trial.
General and Administrative Expenses
General and administrative expenses were $7.5 million for the six months ended June 30, 2026, compared to $6.0 million for the six months ended June 30, 2025. The increase of $1.4 million was primarily due to increased Company headcount resulting in increased personnel costs and a slight increase in professional fees.
Other Income (Expense)
Other income was $1.0 million for the six months ended June 30, 2026, compared to other expense of $0.9 million for the six months ended June 30, 2025. The increase of $1.9 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants, partially offset by the interest expense related to the June 2025 Promissory Note.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through June 30, 2026 have been financed primarily by aggregate net proceeds of $244.2 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $20.0 million and $21.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $253.7 million and cash and cash equivalents of $23.5 million. In July 2026, the Company entered into the July 2026 Offering, pursuant to which the Company agreed to issue and sell directly to the July 2026 Investors the July 2026 Shares. The July 2026 Offering resulted in aggregate net proceeds of approximately $13.6 million after deducting the placement agent’s fees and related offering expenses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in)
Operating activities	$(19,810)	$(19,069)
Financing activities	24,537	22,260
Effect of foreign currency on cash	1	105
Net increase in cash	$4,728	$3,296
Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $19.8 million, which consisted of a net loss of $20.0 million and a decrease in our assets and liabilities of $0.8 million, partially offset by non-cash charges of $1.0 million. The non-cash charges primarily consisted of $1.8 million of stock-based compensation, $0.5 million amortization of the ROU asset, and $0.1 million of depreciation, and $0.1 million of debt discount amortization, partially offset by a $1.5 million gain from the change in the fair value of warrant liabilities.
For the six months ended June 30, 2025, net cash used in operating activities was $19.1 million, which consisted of a net loss of $21.8 million and a decrease in our assets and liabilities of $0.7 million, partially offset by non-cash charges of $3.4 million. The non-cash charges were primarily related to $1.4 million of change in the fair value of warrant liabilities, $1.2 million of stock-based compensation, $0.5 million amortization of the ROU asset, $0.2 million of non-cash interest expense, and $0.1 million of depreciation.
Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $24.5 million as a result of the issuance of $24.4 million of our common stock under our ATM Programs net of issuance and offering costs, and $0.1 million from the exercise of stock options.
For the six months ended June 30, 2025, net cash provided by financing activities was $22.3 million, primarily as a result of net proceeds of $9.9 million from the June 2025 Promissory Note Financing, net proceeds of $9.1 million from the January 2025 Offering, the issuance of $2.9 million of our common stock under our 2024 ATM Program net of issuance costs, and $0.4 million from the exercise of common warrants and stock options.
Future Cash Needs and Funding Requirements
Based on our current operating plan, as of the filing date of this Quarterly Report on Form 10-Q, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the first quarter of 2027. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2026 compared to those disclosed in the Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Strategy and Financial Officer, our principal accounting and financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Strategy and Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2026, we reported topline results from our randomized Phase 2 AMPLIFY-7P study evaluating ELI-002 7P in patients with adjuvant mKRAS-driven PDAC. AMPLIFY-7P did not meet its pre-specified primary DFS endpoint in the intent-to-treat population; however, DFS analysis at three and six months showed early treatment benefit and a stronger treatment effect in subsets of the patient population. We continue to evaluate pre-specified subgroups, including the R0 resected population, and intend to use such results to further refine our development strategy for a planned Phase 3 study in adjuvant PDAC. In addition, based on preliminary post-study observations suggesting that ELI-002 7P-induced immune responses may enhance sensitivity to checkpoint inhibition, we announced our intention to initiate a Phase 1 study evaluating ELI-002 7P in combination with a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor in metastatic mKRAS pancreatic cancer, which we anticipate initiating in the fourth quarter of 2026. Our planned Phase 1 combination study in metastatic PDAC is our near-term priority, while our planned Phase 3 registrational trial in adjuvant PDAC is not expected to commence until we complete an additional capital raise. The pursuit of multiple clinical programs at different stages of development and in different treatment settings – including an early-stage combination study in metastatic disease and a potential late-stage registrational trial in the adjuvant setting – creates distinct risks and uncertainties at each stage. The results from our AMPLIFY-201 and AMPLIFY-7P studies may not be predictive of outcomes in the planned Phase 1 combination study or Phase 3 trial due to, among other things, differences in study design, patient populations, treatment settings, and combination regimens.
In April 2023, we completed enrollment of the AMPLIFY-201 trial for ELI-002 2P targeting Kirsten rat sarcoma viral oncogene homolog (“KRAS”) gene mutations, which product candidate also includes ELI-004, our universal AMP-modified CpG adjuvant. In October 2023, we completed enrollment of the AMPLIFY-7P Phase 1 portion of the trial for ELI-002 7P and initiated enrollment of the AMPLIFY-7P Phase 2 portion of the trial in January 2024. In December 2024, we completed enrollment in our AMPLIFY-7P Phase 2 portion of the ELI-002 7P trial and in August 2025, we announced the positive recommendation by the IDMC to continue our AMPLIFY-7P Phase 2 study without modifications to final analysis. In June 2026, we reported topline results from our randomized Phase 2 AMPLIFY-7P study of ELI-002 7P.
All of our other product candidates are in preclinical development and will require substantial further capital expenditures, development, testing, and regulatory approval prior to commercialization. With the limited data on ELI-002, we may not be able to effectively design and execute clinical studies that ultimately support marketing approval. We may encounter substantial delays in our clinical trials, and our clinical trials may fail to demonstrate the safety and efficacy of our product candidates sufficiently to result in any marketable products. Failure to adequately demonstrate the safety and efficacy of our product candidates in clinical development would significantly impact our ability to obtain regulatory approval and would delay, prevent or limit the scope of any regulatory approval, which would adversely affect our business, financial condition, results of operations and prospects.
If any of our product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be materially harmed. For example, if the results of our ongoing or planned clinical trials of ELI-002 7P do not achieve adequate therapeutic results or demonstrate unacceptable toxicity in patients, our development of ELI-002 7P may be halted or delayed, which would materially harm our business.
Even if our clinical trials are initiated, completed and successful, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval. There is no assurance that our current and planned clinical studies, including an adequate and well-controlled clinical study, if needed, will yield data that will demonstrate the safety and efficacy of our product candidates to support marketing approval. The timing and successful completion of clinical trials and submission for marketing approval of our product candidates depend on, among other things, the ability to generate positive results in such trials. In addition, even if such trials are successful, we may need to conduct additional studies, which we have not planned for or budgeted, in order to obtain regulatory approval. Our failure to adequately demonstrate the safety and efficacy of our product candidates in clinical development would significantly impact our ability to generate revenue from product sales and would materially harm our business.
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the costs associated with product manufacturing, formulation, and release, the number of patients that ultimately enroll in clinical trials, the number of clinical sites included in the trials, our ability to enroll a sufficient number of suitable patients for our clinical trials, the efficacy of our product candidates in treating patients, the duration of patient follow-up that is determined to be appropriate in view of the observed clinical response or as may be required by applicable regulatory authorities, protocols, the rate of dropout among clinical trial participants, and evolving standards of treatment from newly approved drugs. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates could result in the failure of our business and a loss of all of our stockholders’ investment.
Our planned Phase 1 study evaluating ELI-002 7P in combination with a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor in metastatic mKRAS pancreatic cancer may present additional safety risks, and the combination of multiple agents may result in unexpected adverse events or tolerability issues.
We intend to initiate a Phase 1 clinical study evaluating ELI-002 7P in combination with a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor in treatment-naïve and recurrent metastatic mKRAS pancreatic cancer, which we anticipate initiating in the fourth quarter of 2026. This planned study follows preliminary post-study observations, in a small number of patients from our completed Phase 2 AMPLIFY-7P study, suggesting that ELI-002 7P-induced immune responses may enhance sensitivity to checkpoint inhibition. While we have observed a favorable safety profile for ELI-002 7P as a monotherapy in our AMPLIFY-201 and AMPLIFY-7P studies to date, the safety profile of ELI-002 7P in combination with a RAS small molecule inhibitor with or without an anti-PD-1 inhibitor has not been established in clinical trials. Combination therapies may produce additive or synergistic adverse effects beyond those observed with any single agent alone.
Anti-PD-1 inhibitors carry known risks of immune-related adverse events, including colitis, hepatitis, pneumonitis, endocrinopathies, and dermatologic toxicities, among others. RAS small molecule inhibitors carry their own known toxicities, including hematologic, gastrointestinal, and dermatologic adverse events. The addition of ELI-002 7P, which is designed to stimulate immune responses against mKRAS-mutated cells, to regimens that include these agents may result in novel or unexpected immune-mediated toxicities, exacerbation of known side effects, or unanticipated drug interactions.
If the combination produces unacceptable adverse events or an unfavorable risk-benefit profile, we may need to modify the study design, reduce doses of one or more agents, eliminate a combination arm, or discontinue the combination approach entirely. Regulatory authorities may impose clinical holds or require additional nonclinical or clinical safety data before allowing us to proceed. Any of these events would delay our development timelines, increase our costs, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our planned combination studies depend on the availability and cost of third-party therapeutic agents, including anti-PD-1 inhibitors and RAS small molecule inhibitors, and we may face challenges in securing adequate supply of such agents on acceptable terms.
Our planned Phase 1 combination study in metastatic PDAC requires access to third-party therapeutic agents, including a RAS small molecule inhibitor and/or an anti-PD-1 inhibitor. While certain anti-PD-1 inhibitors are commercially available, the cost of procuring these agents for use in our clinical trials could be significant and may increase our overall development costs. We may need to enter into supply or collaboration agreements with the manufacturers of these agents, and there can be no assurance that such agreements will be available on acceptable terms, or at all. The negotiation of these agreements is often complex, time-consuming, and involves lengthy discussions as well as our management’s time and focus. If we experience significant delays in finalizing these agreements, we may need to delay the start of our planned study.
In addition, certain RAS small molecule inhibitors that we may seek to evaluate in combination with ELI-002 7P are not yet commercially available or have only recently received regulatory approval. For agents that are not yet on the market, we would need to enter into supply agreements with the developers of such agents, and there can be no assurance that such agreements will be available on acceptable terms or will be finalized in a timely manner, if at all. Additionally, the willingness and ability of those third parties to supply their product candidates for use in our studies is uncertain and outside of our control. Even for agents that are commercially available or may become so in the near term, supply may be limited or subject to allocation constraints, particularly for agents in high demand.
If we are unable to secure adequate supply of combination agents on acceptable terms, or if supply is interrupted or discontinued, we may be required to delay initiation of our combination study, modify the study design, substitute alternative agents (which may require additional regulatory submissions and approvals), or discontinue the combination approach. Changes in the regulatory status, market availability, or pricing of combination agents could also affect the feasibility and cost of our planned studies. Any of the foregoing could delay our development programs, increase our costs, and have a material adverse effect on our business, financial condition, and results of operations.
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

The enrollment of patients depends on many factors, including: the patient eligibility criteria defined in the protocol; the size of the patient population required for analysis of the trial’s primary endpoints; the proximity of patients to study sites; the design of the trial; our ability to recruit clinical trial investigators with the appropriate competencies and experience; our ability to obtain and maintain patient consents; the ability to monitor patients adequately during and after treatment; clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies; the risk that patients enrolled in clinical trials will drop out of the trials before completion; and the availability of approved therapeutics effective for the treatment of the relevant disease.
In addition, our ongoing or future clinical trials, including our planned Phase 1 combination study in metastatic PDAC may involve trial designs, treatment settings or therapeutic methodologies with limited precedent in published data to guide our trial design and planning, which could result in the need for additional feedback from, and submissions to, regulatory authorities to obtain authorization for such studies or delays in our current or future study readouts if our planning estimates are incorrect. Our clinical trials also compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
Further, our planned Phase 3 registrational trial in adjuvant PDAC is anticipated to target a narrower patient population than the broader KRAS-positive solid tumor populations studied in our earlier trials. The more restrictive eligibility criteria in the adjuvant setting may limit the pool of available patients and slow enrollment. In addition, the extended dosing regimen contemplated for the Phase 3 trial may present patient retention challenges. Patients in the adjuvant setting, who have undergone successful surgical resection and may not have active measurable disease, may be less motivated to enroll in or remain in a clinical trial compared to patients with active metastatic disease. Furthermore, our planned Phase 3 trial will compete for patients with other KRAS-targeting programs in pancreatic cancer, including Phase 3 trials that have completed or are being conducted by well-resourced competitors. These factors, individually or collectively, could result in enrollment delays, increased development costs, or an inability to complete enrollment for our planned Phase 3 trial, which could have a material adverse effect on our business, financial condition, and results of operations.
Because the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in any of our future clinical trials. Our inability to enroll a sufficient number of subjects for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Moreover, a significant number of withdrawn subjects would compromise the quality of our data.
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
A number of well-resourced pharmaceutical and biotechnology companies are developing products to inhibit RAS-mutated cancers. These products, as well as marketing campaigns by competitors and clinical trial results with competitive products, could significantly diminish our ability to market and sell ELI-002 7P for RAS-mutated cancers, if approved. For example, Amgen Inc. (“Amgen”), Bristol Myers Squibb Co. (“Bristol Myers”), and Revolution Medicines, Inc. (“Revolution Medicines”), among others, have developed small molecule therapies for the treatment of KRAS-mutated cancer including G12C, G12D, and pan KRAS inhibitors. Other companies in the immunotherapy and cancer vaccine sector include AstraZeneca Plc, BioNTech SE (“BioNTech”), BridgeBio Oncology Therapeutics, Inc., Boehringer Ingelheim, Bristol Myers, Circio Holding ASA, D3 Bio, Inc., Eli Lilly and Company, Erasca, Inc., Geneos Therapeutics, Inc., Gilead Sciences, Inc., Incyte Corporation, Jacobio Pharmaceuticals Group Co., Ltd., Jiangsu Hengrui Pharmaceuticals Co., Ltd., Merck & Co., Inc. (“Merck”), Moderna, Inc. (“Moderna”), Roche Holding Ltd./Genentech, Inc. (“Roche/Genentech”), Revolution Medicines, and Verastem, Inc., among others. While many of these programs are in preclinical stages or Phase 1 clinical trials, Amgen and Bristol Myers have products that are approved by the FDA for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, who have received at least one prior systemic therapy. Moderna and Merck are in a combined

Phase 3 trial of their personalized cancer vaccine targeting melanoma (mRNA-4157) and BioNTech and Roche/Genentech are in Phase 2 trials of their personalized cancer vaccine targeting pancreatic cancer, colorectal cancer, and bladder cancer (BNT122, RO7198457). In particular, certain competitors pursuing KRAS-targeting therapies in metastatic pancreatic cancer are in late-stage clinical development and may obtain regulatory approval in the near term, potentially before we complete our planned Phase 1 combination study in the metastatic setting or initiate our planned Phase 3 registrational trial in the adjuvant setting. In July 2026, Revolution Medicines announced that its new drug application for its oral RAS(ON) multi-selective inhibitor, daraxonrasib, for pancreatic ductal adenocarcinoma was accepted for review by the FDA for previously treated metastatic PDAC. If one or more competing therapies are approved for metastatic KRAS-mutated PDAC before our product candidates reach the market, the standard of care could shift in ways that may limit the differentiation, commercial potential, and competitive positioning of ELI-002 7P. ELI-002 7P may compete with existing and new therapies that may be approved in the future.
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
Our commercial opportunity may also be reduced or limited if we or our partners are unable to scale up the manufacture of our product candidates to meet clinical or commercial requirements. ELI-002 7P is comprised of eight APIs, including peptides and nucleotides with a lipid modification. The compositions we seek to develop may exhibit poor pharmaceutical properties; additionally, manufacturing, purification, formulation, and stable storage could be challenging.
In addition, we could face litigation with respect to the validity and/or scope of patents relating to our competitors' products. The availability of competitive products could limit the demand and the price we are able to charge for our products. Further, intellectual property protection for the amphiphile components of our product candidates is dynamic and rapidly evolving. The scope of intellectual property protection for our AMP platform may be limited, and its commercial opportunity may be reduced or limited if our competitors are able to acquire or develop the same or similar technologies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	Securities Purchase Agreement, dated as of July 1, 2026, by and between Elicio Therapeutics, Inc. and certain institutional investors.	8-K	7/02/2026	10.1
10.2	Placement Agency Agreement, dated as of July 1, 2026, by and between Elicio Therapeutics, Inc. and Titan Partners Group, LLC, a division of American Capital Partners.	8-K	7/02/2026	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	August 13, 2026		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PREETAM SHAH, PH.D.
Date:	August 13, 2026		Preetam Shah, Ph.D. Chief Strategy and Financial Officer (Principal Financial Officer and Principal Accounting Officer)