Form 10-Q
period 2026-09-30
Elicio Therapeutics, Inc.
filed 2026-11-05
CIK 1601485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 3, 2026 was 28,307,225.

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
In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the results of our clinical trials, including results from our Phase 2 AMPLIFY-7P study, our plans to initiate a Phase 1 study evaluating camupepimut (ELI-002 7P) (“camupepimut”) in combination with a RAS small molecule inhibitor (daraxonrasib) with or without an anti-PD-1 inhibitor (nivolumab) in metastatic mKRAS PDAC and our plans to advance camupepimut into a Phase 3 trial in adjuvant PDAC;
•our financial condition, including our ability to obtain the funding necessary to advance the development of camupepimut and any other current or future product candidates, our ability to continue as a going concern and our cash runway;
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•our ability to utilize our platform to develop a pipeline of product candidates to address unmet needs in oncology and other disease areas;
•the timing, progress and results of clinical trials for camupepimut, and other current or future product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and the timing, progress and results of our research and development programs;
•the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications and U.S. Food and Drug Administration (“FDA”) approval of camupepimut and any current or future product candidates;
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

•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering camupepimut, other current or future product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates for clinical trials;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on April 29, 2026, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 11, 2026, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 13, 2026, as may be updated or supplemented in subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and are based on assumptions as of the date they were made. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
ELICIO THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$30,900	$18,563
Prepaid expenses and other current assets	3,135	748
Total current assets	34,035	19,311
Property and equipment, net	182	295
Operating lease, right-of-use assets	4,039	4,782
Restricted cash, noncurrent	515	704
Other long-term prepaid assets	825	770
Total assets	$39,596	$25,862
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$379	$672
Accrued expenses	5,967	6,427
Operating lease liability, current	1,105	1,011
Long-term debt, current	2,479	—
Total current liabilities	9,930	8,110
Warrant liabilities	408	2,615
Operating lease liability, noncurrent	3,251	4,094
Long-term debt, net	7,156	9,407
Total liabilities	20,745	24,226
Commitments and contingencies - Note 9
Stockholders' equity:
Common stock, $0.01 par value per share; 300,000,000 shares authorized; 28,321,680 shares and 17,814,762 shares issued at September 30, 2026 and December 31, 2025, respectively; 28,307,225 and 17,800,307 outstanding as of September 30, 2026 and December 31, 2025, respectively	283	178
Treasury stock, at cost, 14,455 shares outstanding	(150)	(150)
Additional paid-in capital	280,536	235,407
Accumulated other comprehensive loss	(127)	(127)
Accumulated deficit	(261,691)	(233,672)
Total stockholders' equity	18,851	1,636
Total liabilities and stockholders' equity	$39,596	$25,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,889	$5,039	$18,457	$19,823
General and administrative	3,563	3,006	11,026	9,049
Total operating expenses	8,452	8,045	29,483	28,872
Loss from operations	(8,452)	(8,045)	(29,483)	(28,872)
Other income (expense)
Change in fair value of warrant liabilities	708	(1,811)	2,207	(3,177)
Foreign exchange transaction (loss) gain	(4)	—	10	—
Grant income	—	—	—	415
Interest income	237	199	532	577
Interest expense	(413)	(426)	(1,230)	(796)
Total other income (expense), net	528	(2,038)	1,519	(2,981)
Loss before taxes	(7,924)	(10,083)	(27,964)	(31,853)
Income tax expense	(55)	—	(55)	—
Net loss	(7,979)	(10,083)	(28,019)	(31,853)
Other comprehensive income:
Foreign currency translation adjustment	(1)	39	—	144
Comprehensive loss	$(7,980)	$(10,044)	$(28,019)	$(31,709)
Net loss per common share, basic and diluted	$(0.30)	$(0.60)	$(1.32)	$(2.09)
Weighted average common shares and pre-funded warrants outstanding, basic and diluted	26,291,534	16,692,476	21,278,916	15,247,864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

For the Nine Months Ended September 30, 2026

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	17,814,762	$178	(14,455)	$(150)	$235,407	$(127)	$(233,672)	$1,636
Issuance of common stock from at-the-market offering, net of issuance costs of $0.4 million	819,157	8	—	—	7,769	—	—	7,777
Issuance of common stock upon exercise of options	20,431	—	—	—	100	—	—	100
Stock-based compensation	—	—	—	—	868	—	—	868
Foreign currency translation adjustment	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(11,823)	(11,823)
Balance as of March 31, 2026	18,654,350	$186	(14,455)	$(150)	$244,144	$(122)	$(245,495)	$(1,437)
Exercise of stock options	3,059	—	—	—	17	—	—	17
Issuance of common stock from at-the-market offering, net of issuance costs of $0.5 million	3,258,615	33	—	—	16,610	—	—	16,643
Stock-based compensation	—	—	—	—	935	—	—	935
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(8,217)	(8,217)
Balance as of June 30, 2026	21,916,024	$219	(14,455)	$(150)	$261,706	$(126)	$(253,712)	$7,937
Issuance of common stock from at-the-market offering, net of issuance costs of $0.2 million	2,025,343	20	—	—	4,183	—	—	4,203
Issuance of common stock from the July 2026 Offering, net of issuance costs of $1.4 million	4,380,313	44	—	—	13,538	—	—	13,582
Stock-based compensation	—	—	—	—	1,109	—	—	1,109
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(7,979)	(7,979)
Balance as of September 30, 2026	28,321,680	$283	(14,455)	$(150)	$280,536	$(127)	$(261,691)	$18,851

For the Nine Months Ended September 30, 2025

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	11,043,837	$110	(14,455)	$(150)	$183,004	$(175)	$(194,101)	$(11,312)
Issuance of common stock from at-the-market offering, net of issuance costs	106,823	1	—	—	834	—	—	835
Issuance of common stock upon exercise of options	1,628	—	—	—	7	—	—	7
Conversion of senior note payable into common stock, net of issuance costs of $0.3 million	3,500,573	35	—	—	20,141	—	—	20,176
Issuance of common stock and warrants from the January 2025 Offering, net of issuance costs of $0.8 million	1,261,830	13	—	—	9,130	—	—	9,143
Issuance of common stock upon the exercise of common warrants	68,500	1	—	—	715	—	—	716
Stock-based compensation	—	—	—	—	517	—	—	517
Foreign currency translation adjustment	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(11,209)	(11,209)
Balance as of March 31, 2025	15,983,191	$160	(14,455)	$(150)	$214,348	$(144)	$(205,310)	$8,904
Issuance of common stock upon exercise of stock options	12,499	—	—	—	50	—	—	50
Issuance of common warrants associated with June 2025 Promissory Note	—	—	—	—	641	—	—	641
Issuance of common stock from at-the-market offering, net of issuance costs of $0.1 million	281,697	3	—	—	2,013	—	—	2,016
Stock-based compensation	—	—	—	—	710	—	—	710
Foreign currency translation adjustment	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(10,561)	(10,561)
Balance as of June 30, 2025	16,277,387	$163	(14,455)	$(150)	$217,762	$(70)	$(215,871)	$1,834
Issuance of common stock upon exercise of stock options	17,791	—	—	—	88	—	—	88
Issuance of common stock upon the exercise of common warrants	190,000	2	—	—	2,703	—	—	2,705
Issuance of common stock from at-the-market offering, net of issuance costs of $0.3 million	787,929	8	—	—	8,527	—	—	8,535
Stock-based compensation	—	—	—	—	698	—	—	698
Foreign currency translation adjustment	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	(10,083)	(10,083)
Balance as of September 30, 2025	17,273,107	$173	(14,455)	$(150)	$229,778	$(31)	$(225,954)	$3,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELICIO THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(28,019)	$(31,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113	155
Amortization of right-of-use assets, operating leases	743	687
Non-cash interest expense	—	603
Amortization of debt discount	228	35
Change in fair value of warrant liabilities	(2,207)	3,177
Stock-based compensation	2,912	1,925
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,387)	1,043
Other long-term prepaid assets	(55)	(170)
Accounts payable	(293)	(717)
Accrued expenses	(460)	(3,202)
Deferred research obligation	—	(1,169)
Operating lease liabilities	(749)	(669)
Net cash used in operating activities	(30,174)	(30,155)

Cash flows from financing activities
Proceeds from issuance of common stock from at-the-market offerings, net of issuance costs	28,623	11,385
Proceeds from issuance of common stock from the July 2026 Offering, net of issuance costs	13,582	—
Proceeds from the exercise of common warrants	—	1,293
Proceeds from issuance of common stock and common warrants from the January 2025 Offering, net of issuance costs	—	9,143
Proceeds from the June 2025 Promissory Note, net of issuance costs	—	9,866
Proceeds from the exercise of stock options	117	145
Net cash provided by financing activities	42,322	31,832
Effect of foreign currency on cash and cash equivalents	—	144
Net increase in cash and cash equivalents	12,148	1,821
Cash, cash equivalents and restricted cash at the beginning of the period	19,267	19,492
Cash, cash equivalents, and restricted cash at the end of the period	$31,415	$21,313

Components of cash and cash equivalents, and restricted cash
Cash and cash equivalents	$30,900	$20,611
Restricted cash	515	702
Total cash, cash equivalents and restricted cash	$31,415	$21,313

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,639	$—
Supplemental disclosure of noncash investing and financing activities:
Fair value of common stock warrants upon settlement	$—	$2,128
Fair value of common warrants issued with January 2025 Offering	$—	$9,719
Fair value of common warrants issued with June 2025 Promissory Note	$—	$641
Conversion of Convertible Note and interest into equity	$—	$20,176
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
Liquidity and Going Concern
The Company has experienced net losses and negative cash flows from operating activities since inception. As of September 30, 2026, the Company had an accumulated deficit of $261.7 million. The Company expects that its operating losses and negative operating cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company’s sources of liquidity are described below.
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
In February 2026, the Company filed a registration statement on Form S-3 (the “2026 Registration Statement”) with the SEC, as subsequently amended in March 2026, that registered the offering, issuance, and sale of an amount of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, and/or units consisting of any combination of such securities, not to exceed an aggregate initial offering price of $400 million. In March 2026, the Company entered into the At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley Securities”), Jones, and Ladenburg Thalmann & Co. Inc. (“Ladenburg Thalmann”), (each an “Agent” and collectively, the “Agents”), under which the Company may issue and sell, from time to time at its sole discretion, up to $100 million of shares of common stock in “at-the-market” offerings through the Agents under the 2026 Registration Statement and related prospectus filed with the 2026 Registration Statement (the “2026 ATM Program” and, collectively with the 2024 ATM Program, the “ATM Programs”). During the nine months ended September 30, 2026, the Company issued and sold 5,403,437 shares of common stock at a weighted average price of $4.25 per share for net proceeds of approximately $22.2 million after deducting sales commissions under the 2026 ATM Program. The Company incurred offering costs of $0.3 million related to the initial setup of the 2026 ATM Program, bringing the aggregate net proceeds for the 2026 ATM Program to approximately $21.9 million for the nine months ended September 30, 2026.
In summation, the Company issued and sold a combined total of 6,103,115 shares of common stock at a weighted average price of $4.85 per share for aggregate net proceeds of $28.6 million after deducting sales commissions and issuance costs under the two ATM Programs during the nine months ended September 30, 2026.
January 2025 Offering
In January 2025, the Company entered into a securities purchase agreement with certain institutional investors (each an “Investor” and, collectively, the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by Elicio directly to the Investors (the “January 2025 Offering”): (i) an aggregate of 1,261,830 shares of common stock (the “January 2025 Shares”) and (ii) common warrants to purchase up to an aggregate of 1,261,830 shares of common stock (the “January 2025 Common Warrants”). Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and will expire five years from the issuance date. The January 2025 Offering resulted in net proceeds of approximately $9.1 million after deducting the placement agent’s fees and related offering expenses.

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
July 2026 Offering
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
As of September 30, 2026, the Company had $30.9 million in cash and cash equivalents. The Company’s losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenditures in the foreseeable future for the development of its product candidates and will require additional financing to continue this development. The Company plans to address this condition through the sale of Company common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it may need to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance may be established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback or carryforward periods.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon review by the taxing authority. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes to the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public entities, the provisions within ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) are effective for the first annual reporting period beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, such provisions may be applied retrospectively for all comparative periods following the effective date. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
Note 3 — Fair Value Measurements
The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,204	$—	$—	$6,204
Total assets	$6,204	$—	$—	$6,204

Warrant liabilities	$—	$405	$3	$408
Total liabilities	$—	$405	$3	$408

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,245	$—	$—	$6,245
Total assets	$6,245	$—	$—	$6,245

Warrant liabilities	$—	$2,614	$1	$2,615
Total liabilities	$—	$2,614	$1	$2,615
_________________
(1) Included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets. This balance includes cash requirements settled on a nightly basis.
Cash equivalents at September 30, 2026 and December 31, 2025 were held in U.S. Treasury securities.
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
The fair value of the warrants assumed in the merger (the “Merger”) with Angion Biomedica Corp. (“Angion” and the warrants, the “Angion Warrants”) were classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. The following table presents a summary of changes in Level 3 in the fair value of the Company’s common stock warrant liability (in thousands):

	September 30, 2026	December 31, 2025
Balance, beginning of the period	$1	$1
Change in fair value	2	—
Balance, end of the period	$3	$1
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
The fair value of the Angion Warrants issued by the Company has been estimated using the Black-Scholes option pricing model. The underlying equity included in Black-Scholes was valued based on the equity value implied from sales of common stock at each measurement date, as applicable. The fair value of the Angion Warrants was impacted by the model selected as well as assumptions surrounding unobservable inputs including the underlying equity value, expected volatility of the underlying equity, risk-free interest rate, and the expected term.
The fair value of the assumed Angion Warrant liabilities was estimated using the following assumptions:

	September 30, 2026	December 31, 2025
Weighted average strike price	$76.00	$76.00
Contractual term (years)	1.9	2.7
Volatility (annual)	206.6%	67.6%
Risk-free rate	4.9%	3.8%
Dividend yield (per share)	—%	—%
In July 2024, the Company closed an underwritten public offering (the “July 2024 Public Offering”), consisting of (i) 500,000 shares of the Company’s common stock (the “July 2024 Shares”), (ii) pre-funded warrants exercisable for 1,800,000 shares of common stock (the “July 2024 Pre-Funded Warrants”), and (iii) common warrants to purchase up to 2,300,000 shares of common stock, (the “July 2024 Common Warrants”). Each July 2024 Pre-Funded Warrant issued and sold in the July 2024 Public Offering is exercisable at an exercise price equal to $0.01 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Pre-Funded Warrants. As of September 30, 2026, the outstanding July 2024 Pre-Funded Warrants are equity classified. The Company identified the July 2024 Common Warrants as liabilities and measured them at fair value on July 1, 2024, and subsequently remeasures the fair value of these warrant liabilities at each reporting period end. The Company is able to calculate the fair value measurement based on directly observable inputs from active markets, therefore these warrants are classified as Level 2. Each July 2024 Common Warrant is exercisable at an exercise price equal to $5.00 per share, subject to certain adjustments and limitations as provided under the terms of the July 2024 Common Warrants, is immediately exercisable, and expires five years from the issuance date. At the Company’s annual stockholders meeting in November 2024, the Company obtained stockholder approval for GKCC, together with its affiliates, to exceed the 19.99% beneficial ownership limitation pursuant to the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) (the “Stockholder Approval”). As a result of the Stockholder Approval, the July 2024 Common Warrants held by GKCC are equity classified while the remainder of the outstanding July 2024 Common Warrants are liability classified and are subsequently remeasured at each reporting period end. Refer to Note 8 for further discussion.
For the three and nine months ended September 30, 2026, the Company recognized a net gain on the change in fair value of $0.7 million and $2.2 million, respectively, on the remeasurement of the liability-classified July 2024 Common Warrants. For the three and nine months ended September 30, 2025, the Company recognized a net loss on the change in fair value of $1.8 million and $3.2 million, respectively, on the remeasurement of the liability-classified July 2024 Common Warrants.
The Company records the fair value remeasurement of the outstanding liability-classified warrants in change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Note 4 — Balance Sheet Components
Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development contract services	$1,957	$115
Advanced professional fees	332	193
Prepaid insurance	435	367
Other prepaid expenses and other current assets	411	73
Total prepaid and other current assets	$3,135	$748
Property and Equipment, Net
Property and equipment, net was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Equipment	$1,661	$1,661
Furniture and fixtures	258	258
Leasehold improvements	132	132
Total property and equipment	2,051	2,051
Less: accumulated depreciation	(1,869)	(1,756)
Property and equipment, net	$182	$295
Depreciation expense for the three and nine months ended September 30, 2026 was immaterial and $0.1 million, respectively. For the three and nine months ended September 30, 2025, depreciation expense was $0.1 million and $0.2 million, respectively.
Other Long-term Prepaid Assets
Other long-term prepaid assets consisted of the advance payments for clinical trial services, totaling $0.8 million and $0.8 million for September 30, 2026 and December 31, 2025, respectively.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional fees	$628	$818
Accrued compensation and benefits	1,922	2,528
Accrued clinical trial and research and development costs	3,053	2,298
Accrued interest	—	741
Other accrued expenses	364	42
Total accrued expenses	$5,967	$6,427
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
July 2026 Offering
In July 2026, the Company closed the July 2026 Offering, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the July 2026 Investors, the July 2026 Shares. For clarity, the July 2026 Shares consist of 4,380,313 shares of common stock. Each July 2026 Share was sold at an offering price of $3.43. The July 2026 Offering resulted in aggregate net proceeds of approximately $13.6 million after deducting the placement agents’ fees and related offering expenses.
At-The-Market Equity Programs
During the nine months ended September 30, 2025, the Company issued and sold 1,176,449 shares of common stock at a weighted average price of $9.68 per share under the 2024 ATM Program for net proceeds of approximately $11.4 million after deducting sales commissions. During the year ended December 31, 2025, the Company issued and sold 1,717,507 shares of common stock at a weighted average price of $9.46 per share under the 2024 ATM Program for net proceeds of approximately $16.2 million after deducting sales commissions.
As mentioned in Note 1, the 2024 ATM Program was terminated by the Company in March 2026. Prior to termination, the Company issued and sold 699,678 shares of common stock at a weighted average price of $9.52 per share under the 2024 ATM Program for net proceeds of approximately $6.7 million after deducting sales commissions in 2026.
Also in March 2026, the Company entered into the 2026 ATM Program. During the nine months ended September 30, 2026, the Company issued and sold 5,403,437 shares of common stock at a weighted average price of $4.25 per share under the 2026 ATM Program for net proceeds of approximately $22.2 million after deducting sales commissions. The Company incurred offering costs of $0.3 million related to the initial setup of the 2026 ATM Program, bringing the aggregate net proceeds for the 2026 ATM Program to approximately $21.9 million for the nine months ended September 30, 2026.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

January 2025 Offering
In January 2025, the Company closed the January 2025 Offering, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors, the January 2025 Shares and January 2025 Common Warrants. For clarity, the January 2025 Shares consist of 1,261,830 shares of common stock and the January 2025 Common Warrants consist of common warrants to purchase up to an aggregate of 1,261,830 shares of common stock. Each January 2025 Share and accompanying January 2025 Common Warrant were sold together at a combined offering price of $7.925 per January 2025 Share and accompanying January 2025 Common Warrants. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and expire five years from the issuance date. The January 2025 Offering resulted in net proceeds of approximately $9.1 million to the Company after deducting the placement agent’s fees and related offering expenses.
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
Senior Secured Promissory Note Financing
In June 2025, the Company entered into the June 2025 Promissory Note Financing with GKCC pursuant to which the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million. In connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of common stock. The June 2025 Common Warrant has an exercise price of $7.75 per share, is immediately exercisable, and expires five years from the issuance date. Refer to Note 11 for further detail.
Note 7 — Stock-Based Compensation
As of September 30, 2026, there was an aggregate of 478,708 shares of common stock available for issuance under the Company’s equity incentive plans, comprised of 37,495 shares available for future grants under the Company’s 2021 Incentive Award Plan, 5,508 shares available for future grants under the Company’s 2022 Equity Incentive Plan, as amended, and 435,705 shares available for future issuance under the Company’s 2024 Inducement Incentive Award Plan. Refer to Note 7 – “Stock-Based Compensation” to the Company's consolidated financial statements from the Form 10-K for the discussion of the Company's equity incentive plans.
Stock Options
The following table summarizes information and activity related to the Company’s stock options for the nine months ended September 30, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	2,621,203	$13.50	6.9	$5,057
Options granted	1,327,056	5.23
Options exercised	(23,490)	4.96
Forfeited (unvested)	(2,347)	4.51
Outstanding as of September 30, 2026	3,922,422	$10.76	7.4	$—
Options vested and exercisable	1,901,185	$15.94	5.5	$—
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock and the exercise price of the stock options. There were 1,327,056 stock options granted during the

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

nine months ended September 30, 2026. The weighted average grant date fair value per share for the stock option grants during the nine months ended September 30, 2026 was $4.36. As of September 30, 2026, the total unrecognized compensation expense related to unvested stock option awards granted was $8.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
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

Options	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.3%	3.7%	4.1%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term in years	5.7	6.1	5.9	6.0
Expected volatility	112.5%	110.4%	109.6%	107.2%
Restricted Stock Units
The following table summarizes information and activity related to the Company’s restricted stock units (“RSUs”) for the nine months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
RSUs granted	235,234	8.10
RSUs vested	—	—
RSUs forfeited	—	—
Unvested as of September 30, 2026	235,234	$8.10
As of September 30, 2026, the total unrecognized compensation expense related to unvested restricted stock units was $1.6 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Stock-based Compensation Expense
The following table summarizes total stock-based compensation expense, which includes expense related to stock options and RSUs, as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$526	$264	$1,261	$755
General and administrative	583	434	1,651	1,170
Total	$1,109	$698	$2,912	$1,925
Employee Stock Purchase Plan
In January 2021, the board of directors of Angion approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP was effective on the date immediately prior to the effectiveness of Angion's registration statement relating to Angion’s initial public offering. The offering period and purchase period were determined by Angion’s board of directors. In February 2026, Elicio amended and restated the ESPP, and filed the amended and restated ESPP as an exhibit to the Form 10-K on March 12, 2026. In September 2026, the Company’s board of directors approved six-month offering periods under the ESPP beginning on June 1 and December 1 of each year, with the first offering period anticipated to commence on December 1, 2026. No offering periods or purchasing periods were active as of September 30, 2026. As of September 30, 2026, 453,312 shares remained available for purchase under the ESPP.
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
As disclosed in Notes 1 and 6, in January 2025, the Company closed the January 2025 Offering, pursuant to which the Company agreed to issue and sell the January 2025 Shares and January 2025 Common Warrants. The January 2025 Shares consist of 1,261,830 shares of common stock and the January 2025 Common Warrants consist of common warrants to purchase up to an aggregate of 1,261,830 shares of common stock. Each January 2025 Share and accompanying January 2025 Common Warrants were sold together at a combined offering price of $7.925. The January 2025 Common Warrants have an exercise price of $7.80 per share, are immediately exercisable and expire five years from the issuance date. The fair value of the January 2025 Common Warrants, as determined by the Black-Scholes option pricing model, was $9.7 million on the closing date of the January 2025 Offering. The net proceeds were allocated using the relative fair value of the January 2025 Shares and January 2025 Common Warrants.
As disclosed in Notes 1 and 6, in June 2025, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Common Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the issuance date. The fair value of the June 2025 Common Warrant, as determined by the Black-Scholes option pricing model, was $0.6 million at the issuance date. See Note 11 for further detail regarding the June 2025 Promissory Note Financing.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

For the nine months ended September 30, 2026, there was no warrant activity in the period. The following tables summarize information regarding the warrants outstanding at September 30, 2026:

Common Stock Warrants	Classification	Number of Shares Underlying the Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Elicio Warrants	Equity	144,814	$53.59	2.8
Angion Warrants	Liability	3,950	$76.00	1.9
March 2024 Pre-Funded Warrants(1)	Equity	1,032,702	$0.01	Perpetual
July 2024 Pre-Funded Warrants(1)	Equity	1,600,000	$0.01	Perpetual
July 2024 Common Warrants	Liability	441,500	$5.00	2.8
July 2024 Common Warrants	Equity	1,600,000	$5.00	2.8
January 2025 Common Warrants	Equity	1,261,830	$7.80	3.3
June 2025 Common Warrant	Equity	103,225	$7.75	3.7
Total Warrants Outstanding at September 30, 2026		6,188,021	$4.68	3.0
(1) The March 2024 Pre-Funded Warrants and July 2024 Pre-Funded Warrants outstanding as of September 30, 2026 have a perpetual term and are therefore excluded from the calculation of the weighted-average remaining contractual life.
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
The Company would be required to pay a total of up to $26.2 million if all remaining possible clinical development and commercial sales milestones are achieved. The clinical development milestone payments will be recorded when each milestone is achieved, and the commercial sales milestone payments and royalties will be recorded when the sales occur. No such expenses were recorded in the nine months ended September 30, 2026 and 2025. No commercialization royalties have been achieved to date.
Future minimum annual maintenance payments are $0.1 million for the year ended December 31, 2026 and for each year thereafter. Future minimum annual payments are due until the termination of the agreement.

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Note 10 — Leases
Operating Leases
The Company has an operating lease for office and laboratory space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in February 2022 with the term set to expire in February 2030. The Boston Lease has rent payments escalating annually, which total $11.1 million in the aggregate. As a result, at the commencement of the Boston Lease the Company recognized a right-of-use (“ROU”) lease asset of $8.0 million with a corresponding lease liability of $8.0 million based on the present value of the minimum rental payments. In addition, the Company will make payments for operating expenses and real estate taxes. In June 2023, the Company secured a letter of credit for the $0.7 million deposit on the Boston Lease, which was reported as restricted cash, noncurrent on the consolidated balance sheets as of December 31, 2025. In April 2026, the letter of credit was amended and reduced to $0.5 million, which was reported as restricted cash, noncurrent on the condensed consolidated balance sheets as of September 30, 2026.
Lease expense for the three and nine months ended September 30, 2026 was $0.3 million and $1.0 million, respectively. Lease expense for the three and nine months ended September 30, 2025 was $0.3 million and $1.0 million, respectively.
The following table summarizes quantitative information about the Company's operating leases (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash outflows from operating leases	$1,036	$1,012
Weighted-average remaining lease term—operating leases (in years)	3.3	4.3
Weighted-average discount rate—operating leases	8.0%	8.0%
As of September 30, 2026, maturities of lease liabilities were as follows (in thousands):

Year Ended December 31,	Amounts
2026 (remaining three months)	$347
2027	1,425
2028	1,467
2029	1,512
2030	253
Total	5,004
Less present value discount	(648)
Operating lease liabilities	4,356
Less: operating lease liability, current portion	(1,105)
Operating lease liability, noncurrent portion	$3,251
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

ELICIO THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements (Continued)

Senior Secured Promissory Note Financing
As discussed in Notes 1 and 8, in June 2025, the Company issued the June 2025 Promissory Note in the principal amount of $10.0 million to GKCC. The June 2025 Promissory Note will mature on June 3, 2028, or such earlier date as the June 2025 Promissory Note is required or permitted to be repaid in accordance with the terms of the June 2025 Promissory Note and is a senior, secured obligation of the Company and its subsidiaries. Interest will accrue and be payable in cash on the principal amount at the rate of the sum of the Prime Rate (as defined in the June 2025 Promissory Note) plus 5.00%, provided that the maximum interest rate shall not exceed 12.5% per annum, with an initial interest payment date of July 1, 2026. As of September 30, 2026, the interest rate was 12.5% per annum. The first 24 months of the June 2025 Promissory Note is an interest only period, with payments towards the principal commencing on July 1, 2027. The Company may prepay the June 2025 Promissory Note in full at any time, but the payment must include the principal, all accrued unpaid interest, and a prepayment fee in one aggregate payment. If the prepayment occurs during the first, second, or third year of the June 2025 Promissory Note, the prepayment fee will be equal to the outstanding principal balance prepaid multiplied by 3%, 2%, or 1%, respectively. The June 2025 Promissory Note is secured by a (i) first priority lien on substantially all assets of the Company and its subsidiaries, pursuant to a security agreement and (ii) first priority lien on intellectual property of the Company, pursuant to an intellectual property security agreement. The June 2025 Promissory Note contains customary terms and covenants and customary events of default. As of September 30, 2026, the Company was in compliance with all covenants.
Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. The June 2025 Common Warrant has an exercise price of $7.75 per share, is immediately exercisable and expires five years from the issuance date. GKCC will not have the right to exercise any portion of the June 2025 Common Warrant if GKCC (together with its affiliates) would beneficially own in excess of 49.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the June 2025 Common Warrant. The fair value of the June 2025 Common Warrant, as determined by the Black-Scholes option pricing model, was $0.6 million at the date of issuance, and recorded as a debt discount to the June 2025 Promissory Note.
The Company received net proceeds of approximately $9.9 million from the sale of the June 2025 Promissory Note, after deducting debt issuance costs. The June 2025 Promissory Note included multiple conversion features. The Company evaluated all conversion features included within the June 2025 Promissory Note, under ASC 815, and determined that the default interest feature met the definition of a derivative, but the value was immaterial. The net proceeds were allocated with the June 2025 Common Warrant using the relative fair value. As of September 30, 2026, the net carrying value of the June 2025 Promissory Note was $9.6 million and the debt discount for the June 2025 Promissory Note was $0.4 million. Of the net carrying value, $2.5 million is classified as long-term debt, current on the condensed consolidated balance sheet as of September 30, 2026, reflecting principal payments commencing July 1, 2027. For the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.2 million, respectively, in accretion of the debt discount.
Note 12 — Income Taxes
The Company’s effective income tax rates were approximately (0.7)% and (0.2)% for the three and nine months ended September 30, 2026, respectively, compared to 0.0% for both the three and nine months ended September 30, 2025. The Company’s effective income tax rates differ from the U.S. federal statutory rate primarily due to the impact of the valuation allowance maintained against its deferred tax assets and certain other tax adjustments. As of September 30, 2026 and December 31, 2025, the Company continued to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative net losses.
On July 4, 2025, H.R. 1 (the “Act”), commonly referred to as the One Big Beautiful Bill Act, was signed into law in the United States, introducing changes to U.S. federal tax provisions affecting businesses. The Act has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Act includes modifications to the capitalization of research and development expenses and to the depreciation of fixed assets. The provisions impacting the Company have been reflected in the consolidated financial statements for the year ended December 31, 2025, and did not have a material impact as the Company has a valuation allowance against its net deferred tax assets. The Act did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. The Company will continue to evaluate the impact of the Act’s provisions that become effective in future periods.
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
Basic and diluted net loss per share attributable to common stockholders was calculated for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(7,979)	$(10,083)	$(28,019)	$(31,853)
Denominator:
Weighted average of common shares and pre-funded warrants outstanding, basic and diluted	26,291,534	16,692,476	21,278,916	15,247,864
Net loss per share, basic and diluted	$(0.30)	$(0.60)	$(1.32)	$(2.09)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Shares issuable upon exercise of stock options	3,922,422	2,464,007
Shares issuable upon the exercise of warrants (excluding pre-funded warrants)	3,555,319	3,555,319
Unvested shares under restricted stock grants	235,234	—
Total	7,712,975	6,019,326
Note 14 — Related Party Transactions
Private Placement and Subscription Agreement
In March 2024, the Company entered into a subscription agreement (the “March Subscription Agreement”) with GKCC, an entity controlled by a member of the Company’s board of directors, providing for the issuance and sale by Elicio to GKCC of pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to 1,032,702 shares of common stock. As of September 30, 2026, all 1,032,702 of the March 2024 Pre-Funded Warrants held by GKCC remained outstanding.
July 2024 Public Offering
As part of the July 2024 Public Offering described in Note 3, Yekaterina Chudnovsky, a member of the Company’s board of directors, purchased 1,600,000 of the July 2024 Pre-Funded Warrants and 1,600,000 of the accompanying July 2024 Common Warrants. As of September 30, 2026, all of the 1,600,000 July 2024 Pre-Funded Warrants and accompanying 1,600,000 July 2024 Common Warrants held by Yekaterina Chudnovsky remained outstanding.
Jay Venkatesan, a member of the Company’s board of directors, and certain independently managed family trusts purchased 200,000 of the July 2024 Pre-Funded Warrants and 200,000 of the accompanying July 2024 Common Warrants. As of September 30, 2026, 200,000 of the July 2024 Common Warrants held by Jay Venkatesan and the independently managed family trusts remained outstanding.
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
Additionally, in connection with the June 2025 Promissory Note Financing, the Company issued to GKCC the June 2025 Common Warrant to purchase an aggregate of 103,225 shares of the Company’s common stock. As of September 30, 2026, the June 2025 Common Warrant held by GKCC remained outstanding.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Clinical trial expenses	$793	$1,054	$3,572	$8,491
Employee related research and development expenses	2,686	2,073	8,118	6,696
Chemistry, manufacturing and controls expenses	389	456	3,354	1,486
Other research and development expenses	1,021	1,458	3,413	3,909
Contract and grant reimbursements	—	—	—	(754)
Employee related general and administrative expenses	1,566	1,333	5,278	3,782
Professional fees and other general and administrative expenses	1,997	1,670	5,748	5,259
Other segment items(1)	(473)	2,039	(1,464)	2,984
Segment net loss	$7,979	$10,083	$28,019	$31,853
(1)Other segment items include interest income, interest expense, income tax expense, and change in the fair value of liability-classified warrants.

	September 30, 2026	December 31, 2025
Total segment assets	$39,596	$25,862

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited financial statements and accompanying notes for the years ended December 31, 2025 and 2024 included in the Form 10-K. In addition to the historical financial information, this discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q, the Quarterly Reports for the quarters ended March 31, 2026 and June 30, 2026, and the Form 10-K, which you should read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements” at the beginning of this report.
Overview
We are a clinical-stage biotechnology company developing next-generation immunotherapies for KRAS-driven cancers. Our pipeline targets biologically validated driver tumor mutations, using common, well-characterized neoantigens, to treat mutant KRAS (“mKRAS”)-positive pancreatic, colorectal (“CRC”), lung, and other solid tumor cancers. This strategy results in an “off-the-shelf” therapeutic option, reducing the delays and costs for patients that are typically associated with personalized immunotherapy approaches.
We believe the therapeutic utility of currently approved and development stage cancer immunotherapies is limited in many cases due to their inability to sufficiently localize lymph nodes to engage key immune cells. Our proprietary amphiphile (“AMP”) technology solves this by directly targeting payloads to the lymph nodes. This precise localization enhances the education, activation, and amplification of cancer-specific T cells, with the goal of generating robust immune responses and durable immunosurveillance necessary to deliver meaningful clinical benefits.
Our clinical pipeline includes the lymph node-targeted cancer immunotherapy camupepimut (ELI-002 7P), which we evaluated in a Phase 1/2 study, AMPLIFY-7P, designed to stimulate an immune response against mKRAS pancreatic ductal adenocarcinoma (“PDAC”), the most common form of pancreatic cancer. The camupepimut formulation is designed to provide broad immune responses targeting seven Kirsten rat sarcoma viral oncogene homolog mutations that are observed in approximately 90-95% of PDAC patients and 25% of all solid tumors, thereby increasing the potential patient population for camupepimut beyond PDAC alone.
ELI-002 2P (2-peptide formulation) has been studied previously in the Phase 1 (AMPLIFY-201) trial in patients with high relapse risk mKRAS-driven solid tumors, following surgery and chemotherapy. ELI-002 2P and camupepimut also have been studied in patients with mKRAS-positive CRC in Phase 1 studies. The AMPLIFY-201 Phase 1 data for PDAC and CRC was presented at the European Society for Medical Oncology (“ESMO”) Immuno-Oncology Congress 2024 and published in Nature Medicine (Wainberg et al, 2025) and included a 16.3-month median recurrence-free survival and 28.9-month median overall survival for the full study population.
In June 2026, we reported that the Phase 2 AMPLIFY-7P trial did not meet its pre-specified primary disease-free survival (“DFS”) endpoint in the intent-to-treat (“ITT”) population; however, pre-specified analysis at six months showed an overall DFS advantage compared to observation during the treatment period with a consistent treatment effect observed in certain large subsets of the patient population. Camupepimut also demonstrated a favorable safety profile. In October 2026, we presented the complete Phase 2 AMPLIFY-7P trial results in a late-breaking Proffered Paper oral session at the ESMO Congress 2026 and simultaneously published such results in Nature Medicine (George et al, 2026). For additional information, see “Recent Developments.”
Additionally, in June 2026, we reported preliminary clinical observations from three patients who received camupepimut during the Phase 2 AMPLIFY-7P study, experienced disease progression after treatment, and subsequently achieved confirmed complete radiographic and complete metabolic responses after receiving nivolumab-based therapy with concurrent normalization of serum tumor biomarker (CA19-9) levels. In previous PDAC clinical trials, nivolumab did not show antitumor benefit beyond the control chemotherapy or radiation, suggesting that camupepimut-induced T cells are needed to enable the efficacy of the nivolumab checkpoint inhibition (Wainberg, Clinical Cancer Research. 2020; Padron, Nature Medicine. 2022; Chen, J Clinical Oncology. 2022). Of the three patients we reported on, two of the patients maintained complete responses for at least nine months, with one ongoing complete response at greater than nine months, as of June 2026. In addition, all three patients demonstrated persistent mKRAS-specific T cell responses. These preliminary post-study observations suggest that camupepimut-induced immune responses may enhance sensitivity to checkpoint inhibition. In the fourth quarter of 2026, we intend to initiate a Phase 1 study evaluating camupepimut in combination with a RAS small molecule inhibitor (daraxonrasib) with or without an anti-PD-1 inhibitor (nivolumab) in metastatic mKRAS pancreatic cancer, with potential preliminary study readouts anticipated three to six months after study start. The planned study is designed to prospectively evaluate whether camupepimut may enhance anti-tumor immunity and improve responsiveness to daraxonrasib with or without nivolumab. We also plan to use the Phase 1 combination study findings to help inform future development strategies in metastatic PDAC and our planned adjuvant PDAC Phase 3 trial.
We may also seek to expand camupepimut to other indications, including mKRAS-positive non-small cell lung cancer and other mKRAS-positive cancers, subject to financing. We intend to continue monitoring additional patients who participated in the AMPLIFY-7P study and the Expanded Access Program for camupepimut and are currently following a similar course of treatment.
Our preclinical pipeline includes the lymph node-targeted immunotherapies, ELI-007, currently being evaluated in preclinical studies for the treatment of mutant b-raf murine sarcoma viral oncogene homolog B1-driven cancers, and ELI-008, currently being evaluated in preclinical studies for use in the treatment of mutated tumor protein p53-expressing cancers. We believe that each of our immunotherapy product candidates has the potential to decrease tumor burden or reduce the risk of recurrence of tumors carrying specific oncogenic driver mutations.
Recent Developments
AMPLIFY-7P Phase 2 Results Presented at ESMO Congress 2026 and Published in Nature Medicine
In October 2026, we presented the complete Phase 2 AMPLIFY-7P trial results in a late-breaking Proffered Paper oral session at the ESMO Congress 2026 and simultaneously published such results in Nature Medicine.
•Multiple pre-specified subgroup analyses favored camupepimut, including patients with and without detectable baseline ctDNA and patients without prior radiation.
•While the study did not meet its pre-specified primary DFS endpoint in the ITT population (HR 0.85), encouraging DFS outcomes were observed in both ctDNA-negative (HR 0.51) and ctDNA-positive (HR 0.57) patients.
•Baseline prognostic imbalances provide important context for the ITT results, including a 53% lower risk of recurrence or death with camupepimut (multivariable adjusted HR 0.47; p=0.0086). Since the multivariable analysis adjusts for imbalances in prognostic factors, and both ctDNA positive and ctDNA negative subgroups showed a camupepimut treatment effect, together these results suggest that stratification to balance ctDNA status is needed to balance the treatment and control arm in future adjuvant studies of camupepimut.
•The study findings were strengthened by the observation that camupepimut induced mutant KRAS-specific T-cell responses in 99% of evaluable treated patients (median 44.3-fold increase from baseline) with 85% generating both CD4 and CD8 responses; T cell responses above a threshold value of 9.17 correlated with longer DFS (HR 0.22). Based on these findings, we believe that camupepimut’s mechanism of action inducing KRAS-specific T cells explains the improved outcomes observed in the study.
•Pre-specified analysis of six-month DFS was 75.7% with camupepimut vs. 61.7% with observation. The 14.0 percentage-point difference immediately following the treatment period supports evaluating longer treatment duration in future studies.
Camupepimut was well tolerated, with no new safety signals observed. No adverse events led to withdrawal of study medication.
We intend to further refine our Phase 3 development strategy in adjuvant PDAC. Based on the Phase 2 readout, areas for consideration for the potential Phase 3 study include baseline ctDNA and other prognostic factors in stratification and patient selection, treatment duration and combination strategies intended to deepen or sustain mutant KRAS-specific immune activity. Any future Phase 3 study design remains subject to regulatory discussion, further development planning, and financing.
Our operations through September 30, 2026 have been financed primarily by aggregate net proceeds of $262.0 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $28.0 million and $31.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $261.7 million and cash and cash equivalents of $30.9 million.
We are currently facing substantial doubt about our ability to continue as a going concern, given our cash position and cash runway. As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the second quarter of 2027 based on our current financial operating plan. This period could be shortened or lengthened if there are any significant increases or decreases in planned or actual spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that financing will be available when needed to allow us to continue as a going concern. Our losses from operations, negative operating cash flows and accumulated deficit, as well as the additional capital needed to fund operations for at least twelve months following the issuance of the condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates and will require additional financing to continue this development. We plan to address this condition through the sale of common stock or other securities in public offerings and/or private placements, debt financings, or through other capital sources, including licensing arrangements, partnerships and collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. If we are unable to obtain additional capital when and as needed to continue as a going concern, we might have to further reduce or scale back our operations and/or liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our lead product candidate, camupepimut, to early-stage clinical trials in metastatic PDAC and to late-stage clinical trials in adjuvant PDAC;
•advance our preclinical programs to clinical trials;
•expand our pipeline of product candidates;
•seek regulatory approval for our investigational medicines;
•maintain, expand, protect and defend our intellectual property portfolio;
•acquire or in-license technology;
•expand our clinical, scientific, management and administrative teams; and
•operate as a public company.
As of the filing date of this Quarterly Report on Form 10-Q, we believe that our cash on hand will enable us to fund our operations into the second quarter of 2027 based on our current plan. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
Our research and development expenses are not currently tracked on a program-by-program basis. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. Substantially all our research and development costs are incurred on the development of camupepimut and our preclinical candidates.
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the clinical research necessary to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be needed to complete the development of, or the period, if any, in which material net cash inflows may commence from camupepimut or any of our preclinical candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•the scope, rate of progress and expense of our research and development activities;
•clinical trials and early- or late-stage results;
•the terms and timing of regulatory approvals; and
•the ability to market, commercialize and achieve market acceptance for camupepimut, or any of our preclinical candidates that we or our future collaboration partners may develop in the future.
Any of these variables with respect to the development of camupepimut, or any other of our preclinical candidates that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA or other regulatory authority were to require us to conduct preclinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.
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

Other Income (Expense)
For the three and nine months ended September 30, 2026 and 2025, other income and expense consisted primarily of interest income, foreign exchange transaction gains, interest expense, and the change in fair value of our warrant liabilities.
Income Tax Expense
For the three and nine months ended September 30, 2026, income tax expense consisted of certain tax adjustments.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$4,889	$5,039	$(150)	(3)%
General and administrative	3,563	3,006	557	19%
Total operating expenses	8,452	8,045	407	5%
Loss from operations	(8,452)	(8,045)	(407)	5%
Total other income (expense), net	528	(2,038)	2,566	(126)%
Loss before taxes	$(7,924)	$(10,083)	2,159	(21)%
Income tax expense	$(55)	$—	(55)	*
Net loss	$(7,979)	$(10,083)	$2,104	(21)%
*Not meaningful due to zero balance in the prior period.
Research and Development Expenses
Research and development expenses were $4.9 million for the three months ended September 30, 2026, compared to $5.0 million for the three months ended September 30, 2025. The decrease of $0.1 million was primarily due to lower clinical trial costs as the Phase 2 study of camupepimut continues and the patients moved out of the active dosing phase and into the follow-up phase of the trial, partially offset by increased personnel costs.
General and Administrative Expenses
General and administrative expenses were $3.6 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025. The increase of $0.6 million was primarily due to increased personnel costs and an increase in professional fees.
Other Income (Expense)
Other income for the three months ended September 30, 2026 was $0.5 million compared to an other expense of $2.0 million for the three months ended September 30, 2025. The increase of $2.6 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants.
Income Tax Expense
The Company’s effective income tax rate was approximately (0.7)% for the three months ended September 30, 2026, compared to 0.0% for the three months ended September 30, 2025. The difference in the effective income tax rate between periods was primarily attributable to certain tax adjustments recorded during the three months ended September 30, 2026. The Company continues to maintain a full valuation allowance against its deferred tax assets due to its history of cumulative net losses.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$18,457	$19,823	$(1,366)	(7)%
General and administrative	11,026	9,049	1,977	22%
Total operating expenses	29,483	28,872	611	2%
Loss from operations	(29,483)	(28,872)	(611)	2%
Total other income (expense), net	1,519	(2,981)	4,500	(151)%
Loss before taxes	$(27,964)	$(31,853)	3,889	(12)%
Income tax expense	$(55)	$—	(55)	*
Net loss	$(28,019)	$(31,853)	$3,834	(12)%
*Not meaningful due to zero balance in the prior period.
Research and Development Expenses
Research and development expenses were $18.5 million for the nine months ended September 30, 2026, compared to $19.8 million for the nine months ended September 30, 2025. The decrease of $1.4 million was primarily due to lower clinical trial costs as the Phase 2 study of camupepimut continues and the patients moved out of the active dosing phase and into the follow-up phase of the trial, partially offset by increased personnel and chemistry, manufacturing and controls costs.
General and Administrative Expenses
General and administrative expenses were $11.0 million for the nine months ended September 30, 2026, compared to $9.0 million for the nine months ended September 30, 2025. The increase of $2.0 million was primarily due to increased Company headcount resulting in increased personnel costs as well as an increase in professional fees.
Other Income (Expense)
Other income was $1.5 million for the nine months ended September 30, 2026, compared to other expense of $3.0 million for the nine months ended September 30, 2025. The increase of $4.5 million was primarily due to the change in fair value associated with the outstanding liability-classified common warrants, partially offset by the interest expense related to the June 2025 Promissory Note.
Income Tax Expense
The Company’s effective income tax rate was approximately (0.2)% for the nine months ended September 30, 2026, compared to 0.0% for the nine months ended September 30, 2025. The difference in the effective income tax rate between periods was primarily attributable to certain tax adjustments recorded during the nine months ended September 30, 2026. The Company continues to maintain a full valuation allowance against its deferred tax assets due to its history of cumulative net losses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our operations through September 30, 2026 have been financed primarily by aggregate net proceeds of $262.0 million from the issuance of common stock, pre-funded warrants, convertible preferred stock, convertible notes, promissory notes, the exercise of stock options and common warrants, the private placement of our securities, at-the-market offerings, and proceeds from the Merger with Angion. Since inception, we have had significant operating losses. Our net loss was $28.0 million and $31.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $261.7 million and cash and cash equivalents of $30.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Our material cash requirements include our obligations under the June 2025 Promissory Note, under which interest is payable in cash and principal payments commence on July 1, 2027 (of which $2.5 million is classified as current as of September 30, 2026), and our operating lease obligations under the Boston Lease, which totaled $5.0 million in undiscounted remaining payments as of September 30, 2026, as well as ongoing obligations under our license agreement with MIT. See Notes 9, 10 and 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Summary Statement of Cash Flows
The following table sets forth a summary of our net cash flow activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in)
Operating activities	$(30,174)	$(30,155)
Financing activities	42,322	31,832
Effect of foreign currency on cash	—	144
Net increase in cash	$12,148	$1,821
Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $30.2 million, which consisted of a net loss of $28.0 million and a decrease in our assets and liabilities of $3.9 million, partially offset by non-cash charges of $1.7 million. The non-cash charges primarily consisted of $2.9 million of stock-based compensation, $0.7 million amortization of the ROU asset, $0.1 million of depreciation, and $0.2 million of debt discount amortization, partially offset by a $2.2 million gain from the change in the fair value of warrant liabilities.
For the nine months ended September 30, 2025, net cash used in operating activities was $30.2 million, which consisted of a net loss of $31.9 million and a decrease in our assets and liabilities of $4.9 million, partially offset by non-cash charges of $6.6 million. The non-cash charges were primarily related to $3.2 million of change in the fair value of warrant liabilities, $1.9 million of stock-based compensation, $0.7 million amortization of the ROU asset, $0.6 million of non-cash interest expense, and $0.2 million of depreciation.
Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $42.3 million as a result of net proceeds of $28.6 million from the issuance of our common stock under our ATM Programs, net proceeds of $13.6 million from the July 2026 Offering, and $0.1 million from the exercise of stock options.
For the nine months ended September 30, 2025, net cash provided by financing activities was $31.8 million, primarily as a result of net proceeds of $9.9 million from the June 2025 Promissory Note Financing, net proceeds of $9.1 million from the January 2025 Offering, the issuance of $11.4 million of our common stock under our 2024 ATM Program net of issuance costs, and $1.4 million from the exercise of common warrants and stock options.
Future Cash Needs and Funding Requirements
Based on our current operating plan, as of the filing date of this Quarterly Report on Form 10-Q, we believe our cash and cash equivalents will be sufficient to fund our planned operations into the second quarter of 2027. However, we have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K. There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2026 compared to those disclosed in the Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, our principal executive officer, and our Chief Strategy and Financial Officer, our principal accounting and financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.
Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Strategy and Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors described in the sections titled “Risk Factors” in the Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. There have been no material changes in our risk factors from those described in the Form 10-K, other than as described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	Form of Securities Purchase Agreement, dated as of July 1, 2026, by and among Elicio Therapeutics, Inc. and the purchasers party thereto.	8-K	7/02/2026	10.1
10.2	Placement Agency Agreement, dated as of July 1, 2026, by and between Elicio Therapeutics, Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC.	8-K	7/02/2026	10.2
10.3#	Amended and Restated Non-Employee Director Compensation Policy.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
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

ELICIO THERAPEUTICS, INC.

		By:	/s/ ROBERT CONNELLY
Date:	November 5, 2026		Robert Connelly President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PREETAM SHAH, PH.D.
Date:	November 5, 2026		Preetam Shah, Ph.D. Chief Strategy and Financial Officer (Principal Financial Officer and Principal Accounting Officer)